Form 10-Q
period 1994-04-02
GENLYTE GROUP INC
filed 1994-05-17
CIK 833076

         ______________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 2, 1994

                         Commission File Number  0-16960
                                 _______________


                         THE GENLYTE GROUP INCORPORATED
                                100 Lighting Way
                             Secaucus, N. J.  07096
                                 (201) 864-3000

     INCORPORATED IN DELAWARE           I.R.S. EMPLOYER
                                   IDENTIFICATION NO. 22-2584333


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X      NO
                                           ---        ---

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF APRIL 21, 1994 WAS 12,833,674.





         ______________________________________________________________

                         THE GENLYTE GROUP INCORPORATED
                                    FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 2, 1994





                                      INDEX




PART I.   FINANCIAL INFORMATION

          Consolidated Statements of Income for the three
            months ended April 2, 1994 and April 3, 1993  . . . . . . . . . .  1

          Consolidated Balance Sheets as of April 2, 1994
            and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . 2

          Consolidated Statements of Cash Flows for the three
            months ended April 2, 1994 and April 3, 1993 . . . . . . . . . . . 3

          Notes to Consolidated Interim Financial Statements  . . . . . . . .  4

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . . .  5


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . 6

          Calculation of Primary and Fully Diluted
          Earnings Per Share for the three months
          ended April 2, 1994 and April 3, 1993 . . . . . . . . . . . . . . .  7

          Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

PART 1    FINANCIAL INFORMATION
          ---------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------




                                           THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                            FOR THE THREE MONTHS ENDED APRIL 2, 1994 AND
                                                            APRIL 3, 1993
                                               (000'S OMITTED, EXCEPT PER SHARE DATA)
                                                             (Unaudited)

                                                                                                    1994           1993
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Net Sales
  Cost of Sales                                                                                $   100,271    $   106,556
                                                                                                    69,401    $    75,818
- ------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                                        30,870         30,738
  Selling, General and Administrative  Expenses                                                     25,741         26,430
- ------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                                                                     5,129          4,308
  Corporate Expenses                                                                                 1,210          1,113
  Interest Expense, net                                                                              1,630          2,082
- ------------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                                           2,289          1,113
  Provision for Income Taxes                                                                         1,025            495
- ------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                     $     1,264    $       618
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings per Share                                                                             $       .10    $       .05
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.


                                           THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                              AS OF APRIL 2, 1994 AND DECEMBER 31, 1993
                                                           (000'S OMITTED)


- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 (unaudited)
                                                                                                    4/2/94         12/31/93
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
- -----------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                                         $  2,225       $   3,319
  Accounts receivable, less allowances for                                                            60,615          58,991
    doubtful accounts of $3,723 and $3,765, respectively
  Inventories:
    Raw materials and supplies                                                                        32,329          29,570
    Work in progress                                                                                  10,062          11,519
    Finished goods                                                                                    44,312          42,754
- ------------------------------------------------------------------------------------------------------------------------------------
    Total Inventories                                                                                 86,703          83,843
- ------------------------------------------------------------------------------------------------------------------------------------
  Other current assets                                                                                10,735           9,860
- ------------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                             160,278         156,013
- -----------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost                                                               218,418         217,433
Less:  accumulated depreciation and
amortization on plant and equipment                                                                  146,951         143,800
- ------------------------------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                                                   71,467          73,633
- ------------------------------------------------------------------------------------------------------------------------------------
Cost in excess of net assets of purchased businesses                                                  12,298          12,336
Other assets                                                                                           2,582           2,554
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                        $ 246,625      $ 244,536
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & STOCKHOLDERS' INVESTMENT:
- -----------------------------------------------------------------------------------------------
Current Liabilities:
  Current maturities of long-term debt                                                              $  18,721      $   7,060
  Accounts payable                                                                                     31,813         31,893
  Accrued expenses                                                                                     29,095         31,247
- ------------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                          79,629         70,200
- ------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                         85,282         93,359
Deferred income taxes                                                                                   7,482          7,508
Other liabilities                                                                                      12,920         12,627
- ------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                               $ 185,313      $ 183,694
- ------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Investment:
  Common stock                                                                                            128            128
  Paid-in capital                                                                                       9,881          9,881
  Foreign currency translation adjustment                                                              (2,264)        (1,470)
  Retained earnings                                                                                    53,567         52,303
- ------------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' investment                                                                     61,312         60,842
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'                                                                 $ 246,625      $ 244,536
INVESTMENT
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated balance sheets.

                          THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED APRIL 2, 1994 AND APRIL 3, 1993
                                    (000'S OMITTED) (Unaudited)

                                                                                                         1994           1993
- ------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- ------------------------------------------------------------------------------------------------

  Net Income                                                                                             $   1,264      $     618
  Adjustments to reconcile net income to net cash
    flows provided (used) by operating activities:
      Depreciation and amortization                                                                          4,079          4,450
      (Increase) decrease in:
        Accounts receivable                                                                                 (1,624)        (4,941)
        Inventories                                                                                         (2,860)        (4,239)
        Other current assets                                                                                  (875)          (369)
        Other assets                                                                                          (123)          (171)
      Increase (decrease) in:
        Accounts payable and accrued expenses                                                               (2,232)          (229)
        Other liabilities                                                                                      293            157
        Deferred income Taxes                                                                                  (26)           (11)
      All other, net                                                                                             1             20
- ------------------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided (used) by operating
    activities                                                                                              (2,103)        (4,715)
- ------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
- ------------------------------------------------------------------------------------------------------------------------------------
  Purchase of treasury stock                                                                                     -             (3)
  Options exercised                                                                                              -             97
  Increase/(decrease) in debt to outsiders                                                                   3,584          5,946
- ------------------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided (used) in financing                                                                3,584          6,040
    activities
- ------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
- ------------------------------------------------------------------------------------------------------------------------------------
  Purchase of plant and equipment                                                                           (2,223)       (2,819)
  Disposal of plant and equipment                                                                                -             -
- ------------------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided (used) in investing                                                               (2,223)       (2,819)
    activities
- ------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES                                                                               (352)          (36)
- ------------------------------------------------------------------------------------------------------------------------------------
  Net increase in cash and cash
    equivalents                                                                                             (1,094)       (1,530)
  Cash and cash equivalents at beginning of year                                                             3,319         2,810
- ------------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of quarter                                                              $ 2,225       $ 1,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH PAID DURING THE THREE MONTH PERIOD FOR:
- ------------------------------------------------------------------------------------------------------------------------------------
    Interest                                                                                               $ 1,540       $ 1,985

- ------------------------------------------------------------------------------------------------------------------------------------
    Income taxes                                                                                           $ 1,196       $  685
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               AS OF APRIL 2, 1994
                                   (Unaudited)






1.   Accounting Policies

     The consolidated financial statements included in this report were prepared in conformity with the accounting standards set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", as amended, and the rules and regulations of the Securities and Exchange Commission related to interim reporting. During the periods shown, there were no changes in accounting principles or practices from those applied in prior periods.

2.   Consolidated Statement of Stockholders' Investment ($ in 000's):



- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                      Foreign
                                                       Additional     Currency
                                        Common         Paid-in        Translation Ad-     Retained
                                        Stock          Capital        justment            Earnings
- ------------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1993              $  128         $ 9,881        $ (1,470)           $52,303
- ------------------------------------------------------------------------------------------------------------------------------------
Net Income                                 -              -                -                1,264
- ------------------------------------------------------------------------------------------------------------------------------------
Options Exercised                          -              -                -                  -
- ------------------------------------------------------------------------------------------------------------------------------------
Treasury Stock purchased                   -              -                -                  -
- ------------------------------------------------------------------------------------------------------------------------------------
Translation Adjustments                    -              -               (794)               -
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, April 2, 1994                  $  128         $ 9,881        $ (2,264)           $53,567
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------


COMPARISON OF FIRST QUARTER 1994 TO FIRST QUARTER 1993
- ------------------------------------------------------

Net sales for the first quarter of 1994 were down $6.3 million, or 5.9%, from the same quarter of 1993 due primarily to the DFT move from Cleveland, Ohio to Elgin, Illinois. DFT's sales dropped $3.4 million as a result of transition inefficiencies relating to training new staff and the installation and debugging of a new automated inventory/sales system. The system is expected to be in full operation in the second quarter of 1994. Sales for Lightolier were down $.9 million due primarily to planned pruning of low volume option variants in lower margin fluorescent products in accordance with the Company's overall business plan. In addition, the Canadian exchange rate decline of approximately 7 points compared to the same quarter of 1993 resulted in a $.7 million decrease as compared to the prior year, in U.S. dollars.

Gross profit increased to $30.9 million, or 30.8% of sales, as compared to $30.7 million, or 28.9% of sales in the first quarter of 1993. The improvement in gross margin as a percentage of sales reflects the effective pruning of lower margin fluorescent products in accordance with the Company's overall business plan. Overhead costs were lower in conjunction with the continuing cost reduction and facility actions started in 1993. Also, shifts in product mix and favorable material variances had a positive impact on gross margin in the first quarter of 1994.

Selling, General, and Administrative expenses for the first quarter of 1994 were $25.7 million, or 25.7% of sales, as compared to $26.4 million, or 24.8% of sales, in the same quarter of 1993. The $.7 million decrease in Selling, General and Administrative expenses was partially offset by duplicate expenses incurred by DFT during the move to Elgin.

Interest expense in the first quarter of 1994 was down $.5 million as compared to 1993 due to lower average borrowings.

As a result of the above factors, net income and earnings per share improved by $.7 million and $.05, respectively.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Working capital was $80.7 million as of April 2, 1994, down $5.2 million from year-end 1993, due primarily to an $11.7 million reclass of long-term debt to current maturities. This reclass was partially offset by an increase in accounts receivable and inventory.

Funds generated from operations plus amounts available under the existing loan agreement and short-term credit lines are expected to be sufficient to fulfill anticipated requirements.

PART II   OTHER INFORMATION
          -----------------

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          The Genlyte Group Incorporated has been named as one of a number of corporate and individual defendants in several actions commenced in August 1993 in the U.S. District Court in New York. The actions are on behalf of a purported class of alleged creditors of Keene Corporation ("Keene"), seeking from the defendants damages of an unspecified amount, rescission of certain asset sale and stock transactions and other relief. With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation ("Bairnco"). The suits also allege that Genlyte, as well as the other corporate defendants, were successors to and alter egos of Keene. These cases are presently stayed by order of the United States Bankruptcy Court due to the December 1993 filing by Keene of a petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code.

          The Genlyte purchase in 1984 was the subject of a "fairness" opinion rendered by an internationally recognized investment banking firm as to the consideration paid by Genlyte. In 1988, Genlyte became a publicly owned company when Bairnco distributed all of its Genlyte stock to Bairnco shareholders. Since 1988, Genlyte has functioned as an independent public company.

          Genlyte will vigorously defend against these actions.

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable.

ITEM 5.   OTHER INFORMATION
          -----------------

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibit 11 Calculation of Primary and Fully
               Diluted Earnings Per Share

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             THE GENLYTE GROUP INCORPORATED
                                             ------------------------------
                                                            (Registrant)






     Date: 5/16/94                           /s/ Pat A. LaRosa
           --------------------              -------------------------------
                                             Pat A. LaRosa, Vice President &
                                             Controller