Form 10-Q
period 1994-07-02
GENLYTE GROUP INC
filed 1994-08-08
CIK 833076

       -------------------------------------------------------------------
       ------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 2, 1994

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No _


The number of shares outstanding of the issuer's common stock as of July 13, 1994 was 12,833,674.





- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         THE GENLYTE GROUP INCORPORATED
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 2, 1994




                                      INDEX




PART I.   FINANCIAL INFORMATION

          Consolidated Statements of Income for the three
            months ended July 2, 1994 and July 3, 1993 . . . . .      1

          Consolidated Statements of Income for  the six
            months ended July 2, 1994 and July 3, 1993 . . . . .      2

          Consolidated Balance Sheets as of July 2, 1994
            and December 31, 1993. . . . . . . . . . . . . . . .      3

          Consolidated Statements of Cash Flows for the six
            months ended July 2, 1994 and July 3, 1993 . . . . .      4

          Notes to Consolidated Interim Financial Statements . .      5

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . .      6


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . .      8

          Calculation of Primary and Fully Diluted
          Earnings Per Share for the three months
          ended July 2, 1994 and July 3, 1993. . . . . . . . . .      9

          Calculation of Primary and Fully Diluted
          Earnings Per Share for the six months
          ended July 2, 1994 and July 3, 1993. . . . . . . . . .      10

          Signature. . . . . . . . . . . . . . . . . . . . . . .      11

PART 1    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED JULY 2, 1994 AND
                                  JULY 3, 1993
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)



                                               1994               1993
- - --------------------------------------------------------------------------------
  Net Sales                                $   108,829       $   109,084
    Cost of Sales                               75,905            77,767
- - --------------------------------------------------------------------------------
  Gross Profit                                  32,924            31,317
    Selling, General and Administrative         27,093            26,767
      Expenses
- - --------------------------------------------------------------------------------
  Operating Profit                               5,831             4,550
    Corporate Expenses                           1,193             1,055
    Interest Expense, net                        1,858             2,133
- - --------------------------------------------------------------------------------
  Income Before Income Taxes                     2,780             1,362
    Provision for Income Taxes                   1,202               595
- - --------------------------------------------------------------------------------
  Net Income                               $     1,578       $       767
- - --------------------------------------------------------------------------------
  Earnings per Share                       $       .12       $       .06
- - --------------------------------------------------------------------------------


     The accompanying notes are an integral part of these consolidated financial statements.



                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS ENDED JULY 2, 1994 AND JULY 3, 1993
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                  1994               1993
- - --------------------------------------------------------------------------------
  Net Sales                                  $   209,100        $   215,640
    Cost of Sales                                145,306            153,585
- - --------------------------------------------------------------------------------
  Gross Profit                                    63,794             62,055
    Selling, General and Administrative           52,834             53,197
      Expenses
- - --------------------------------------------------------------------------------
  Operating Profit                                10,960              8,858
    Corporate Expenses                             2,403              2,168
    Interest Expense, net                          3,488              4,215
- - --------------------------------------------------------------------------------
  Income Before Income Taxes                       5,069              2,475
    Provision for Income Taxes                     2,227              1,090
- - --------------------------------------------------------------------------------
  Net Income                                $      2,842        $     1,385
- - --------------------------------------------------------------------------------
  Earnings per Share                        $        .22        $       .11
- - --------------------------------------------------------------------------------


     The accompanying notes are an integral part of these consolidated financial statements.


                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     AS OF JULY 2,1994 AND DECEMBER 31, 1993
                                 (000'S OMITTED)


                                                       (unaudited)
                                                          7/2/94           12/31/93
- - -------------------------------------------------------------------------------------
    ASSETS:
- - --------------------------------------------------
    Current Assets:
      Cash and cash equivalents                           $  2,617         $  3,319
      Accounts receivable, less allowances for              69,896           58,991
        doubtful accounts of $3,319 and $3,765
      Inventories:
        Raw materials and supplies                          28,169           29,570
        Work in progress                                    10,441           11,519
        Finished goods                                      48,122           42,754
- - -------------------------------------------------------------------------------------
        Total Inventories                                   86,732           83,843
- - -------------------------------------------------------------------------------------
      Other current assets                                  11,270            9,860
- - -------------------------------------------------------------------------------------
        Total current assets                               170,515          156,013
- - -------------------------------------------------------------------------------------
    Property, plant and equipment, at cost                 219,173          217,433
    Less:  accumulated depreciation and
       amortization on plant and equipment                 149,215          143,800
- - -------------------------------------------------------------------------------------
      Net property, plant and equipment                     69,958           73,633
- - -------------------------------------------------------------------------------------
    Cost in excess of net assets of purchased               12,260           12,336
      businesses
    Other assets                                             2,558            2,554
- - -------------------------------------------------------------------------------------
    TOTAL ASSETS                                          $255,291         $244,536
- - -------------------------------------------------------------------------------------
    LIABILITIES & STOCKHOLDERS' INVESTMENT:
- - --------------------------------------------------
    Current Liabilities:
      Current maturities of long-term debt                $     32         $  7,060
      Accounts payable                                      35,927           31,893
      Accrued expenses                                      29,984           31,247
- - -------------------------------------------------------------------------------------
        Total current liabilities                           65,943           70,200
- - -------------------------------------------------------------------------------------
    Long-term debt                                         105,947           93,359
    Deferred income taxes                                    7,483            7,508
    Other liabilities                                       13,194           12,627
- - -------------------------------------------------------------------------------------
        Total liabilities                                 $192,567         $183,694
- - -------------------------------------------------------------------------------------
    Stockholders' Investment:
      Common stock                                             128              128
      Paid-in capital                                        9,881            9,881
      Foreign currency translation adjustment               (2,430)          (1,470)
      Retained earnings                                     55,145           52,303
- - -------------------------------------------------------------------------------------
    Total stockholders' investment                          62,724           60,842
- - -------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    INVESTMENT                                            $255,291         $244,536
- - -------------------------------------------------------------------------------------


     The accompanying notes are an integral part of these consolidated balance sheets.


                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 2, 1994 AND JULY 3, 1993
                           (000'S OMITTED) (Unaudited)



                                                             1994          1993
- - --------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
- - -------------------------------------------------------
    Net Income                                            $ 2,842       $ 1,385
    Adjustments to reconcile net income to net cash
      flows provided (used) by operating activities:
       Depreciation and amortization                        8,154         8,810
       (Increase) decrease in:
         Accounts receivable                              (10,905)      (10,733)
         Inventories                                       (2,889)       (1,188)
         Other current assets                              (1,410)         (507)
         Other assets                                        (252)           49
       Increase (decrease) in:
         Accounts payable and accrued expenses              2,771         3,585
         Other liabilities                                    567           227
         Deferred Income Taxes                                (25)          (25)
       All other, net                                          72            21
- - --------------------------------------------------------------------------------
    Net cash flows provided (used) by operating
      activities                                           (1,075)        1,624
- - --------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
- - --------------------------------------------------------------------------------
    Purchase of treasury stock                                 -             (3)
    Options exercised                                          -            100
    Increase/(decrease) in debt to outsiders                5,560         2,861
- - --------------------------------------------------------------------------------
    Net cash flows provided (used) in financing
      activities                                            5,560         2,958
- - --------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
- - --------------------------------------------------------------------------------
    Purchase of plant and equipment                        (4,845)       (5,642)
    Disposal of plant and equipment                           -              -
- - --------------------------------------------------------------------------------
    Net cash flows provided (used) in investing
      activities                                           (4,845)       (5,642)
- - --------------------------------------------------------------------------------
  EFFECT OF EXCHANGE RATE CHANGES                            (342)         (227)
- - --------------------------------------------------------------------------------
    Net increase/(decrease) in cash and cash
      equivalents                                            (702)       (1,287)
    Cash and cash equivalents at beginning of year          3,319         2,810
- - --------------------------------------------------------------------------------
    Cash and cash equivalents at end of quarter           $ 2,617       $ 1,523
- - --------------------------------------------------------------------------------
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH PAID DURING THE SIX
  MONTH PERIOD FOR:
- - --------------------------------------------------------------------------------
      Interest                                            $ 3,743       $ 3,789
- - --------------------------------------------------------------------------------
      Income taxes                                        $ 3,297       $ 1,648
- - --------------------------------------------------------------------------------




     The accompanying notes are an integral part of these consolidated financial statements.

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               AS OF JULY 2, 1994
                                   (Unaudited)



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

2.   Consolidated Statement of Stockholders' Investment ($ in 000's):


                                                                Foreign
                                               Additional       Currency
                               Common          Paid-in          Translation      Retained
                               Stock           Capital          Adjustment       Earnings
- - ------------------------------------------------------------------------------------------
Balance, December 31, 1993     $  128          $ 9,881          $ (1,470)        $ 52,303
- - ------------------------------------------------------------------------------------------
Net Income                          -                -                 -            2,842
- - ------------------------------------------------------------------------------------------
Options Exercised                   -                -                 -                -
- - ------------------------------------------------------------------------------------------
Treasury Stock purchased            -                -                 -                -
- - ------------------------------------------------------------------------------------------
Translation Adjustments             -                -              (960)               -
- - ------------------------------------------------------------------------------------------
Balance, July 2, 1994          $  128          $ 9,881          $ (2,430)        $ 55,145
- - ------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS:

COMPARISON OF SECOND QUARTER 1994 TO SECOND QUARTER 1993

Genlyte's net sales for the second quarter of 1994 were $108.8 million, which reflects a $.3 million, or .2% decrease from the second quarter of 1993. Net income doubled to $1.6 million from $.8 million, and earnings per share increased from $.06 to $.12 on a comparable number of outstanding shares. All divisions experienced sales growth from the second quarter of 1993 except the DFT division. DFT continues to experience shipping difficulties following its relocation from Cleveland, Ohio to Elgin, Illinois earlier this year. Substantial progress is being made in resolving these problems. The DFT decrease was partially offset by a sales increase in all of Lightolier's product lines. In addition, the decline in the Canadian exchange rate by approximately 7 points from the prior year's second quarter reduced Genlyte's reported sales by $1.1 million, despite sales growth in the Company's Canadian operations.

Selling, general and administrative expenses for second quarter 1994, as a percent of sales, were comparable to second quarter 1993.

Operating profit increased in the second quarter of 1994 to $5.8 million, a 28.2% improvement from the second quarter of 1993. Lightolier U.S. realized an increase in operating profit as compared to the prior year due to increased sales of higher margin products, product line pruning, and ongoing facility rationalizations which reduced fixed costs. DFT experienced a decrease in operating profit compared to the same period of the prior year, resulting from the decrease in sales volume discussed above. Other U.S. divisions such as Controls, Stonco and Wide-Lite experienced volume increases, improvements in product mix, favorable material variances and effective cost reductions which resulted in additional operating profit.

Interest expense dropped $.3 million due primarily to the $15.0 million reduction in debt from the second quarter of 1993.

The effective tax rate remained constant at 44% for both the second quarter of 1993 and 1994.

COMPARISON OF FIRST SIX MONTHS 1994 TO FIRST SIX MONTHS 1993

Genlyte net sales for 1994 were $209.1 million, a $6.5 million, or 3%, decrease from the prior year. The sales decrease at DFT partially offset increases in sales volumes in all product lines at Lightolier U.S., for reasons described above. In addition, the Canadian exchange rate decline of approximately 6 points from 1993 to 1994 resulted in a $1.3 million decrease as compared to the prior year in U.S. dollars, despite sales growth in our Canlyte operations. Operating profit increased in 1994 to $11 million, a 23.7% increase from the prior year. The improvement in operating profit was attributable to an increased sales volume of higher margin products and continued cost reduction efforts.

Selling, general and administrative expenses for 1994 were $52.8 million, or 25.2% of sales, as compared to $53.2 million, or 24.7% of sales, in 1993. Headcount reductions were partially offset by expenses incurred by DFT during their relocation from Ohio to Illinois.

Interest expense for the first six months of 1994 was down $.7 million as compared to the first six months of 1993 due to lower average borrowings.

As a result of the above factors, net income and earnings per share improved by $1.5 million (105%) and $.11(100%), respectively.

FINANCIAL CONDITION

As of July 2, 1994 accounts receivable increased by $10.9 million, or 18.5%; inventories increased by $2.9 million, or 3.4%; accounts payable increased by $4.0 million, or 12.7%; and long-term debt increased by $12.6 million, or 13.5%. Increases are customary for the Company at this time of year and are comparable to 1993's results.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $104.6 million as of July 2, 1994, up $18.8 million from year-end 1993, due primarily to significantly lower current maturities of long-term debt as a result of the revolving credit line extension. In addition, an increase in both accounts receivable and inventory and a decrease in accrued expenses were offset partially by an increase in accounts payable.

In the fourth quarter of 1992, the Company recorded a pre-tax charge of $6.2 million to establish a reserve for the costs associated with the Company's decision to consolidate and improve the manufacturing processes in its plants. The Company's plan included: relocation of its DFT manufacturing and distribution operations (leased) in Cleveland, Ohio to an existing facility in Elgin, Illinois, closure of its Prodel operations in Quebec City, Canada, and sale of the existing building; downsizing of manufacturing and distribution facilities in Edison, New Jersey and Compton, California; and the transfer of certain Headquarters staff to the Company's expanded Fall River, Massachusetts facility.

The Company intended to complete all aspects of the plan during 1993, but union negotiations and construction at the Fall River facility created significant delays in implementation. As a result, charges against the reserve in 1993 totalled only $.7 million of which $.4 million required cash. During 1994 the Company expects to charge an additional $5.1 million to the reserve, using cash of approximately $4.8 million. Proceeds from the sale of the Prodel facility are not expected to be realized until at least late 1994. The Company expects the plan to generate operating profit improvements, primarily representing labor cost savings, in excess of $4.4 million per year beginning in 1995; specific results are difficult to measure as operating efficiencies may occur for reasons not directly associated with the consolidation process. The margin improvements are expected to be offset to a large degree in 1994 by indirect costs and inefficiencies resulting from the relocation.

Genlyte's Revolving Credit and Term Loan Agreement was amended and restated (the"Amended Agreement") to provide for a revolving credit facility of $125.0 million reducing to $110.0 million over a two-year period maturing on July 1, 1996 which, subject to the satisfaction of certain conditions, will convert to a $110.0 million term loan amortizing through July 1, 1999. Approximately $23.0 million remains available to borrow under the Amended agreement.

The Company expects funds generated from operations plus amounts available under the existing loan agreement and short-term credit lines to be sufficient to fulfill anticipated requirements for capital expenditures, the facility restructurings, and working capital.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The Genlyte Group Incorporated has been named as one of a number of corporate and individual defendants in several actions commenced in August 1993 in the U.S. District Court in New York. The actions are on behalf of a purported class of alleged creditors of Keene Corporation ("Keene"), seeking from the defendants damages of an unspecified amount, rescission of certain asset sale and stock transactions and other relief. With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation ("Bairnco"). The suits also allege that Genlyte, as well as the other corporate defendants, were successors to and alter egos of Keene. These cases are presently stayed by order of the United States Bankruptcy Court due to the December 1993 filing by Keene of a petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code.

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

ITEM 2.   CHANGES IN SECURITIES
          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable.

ITEM 5.   OTHER INFORMATION
          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibit 4:     (a) Amendment number 1 to the Revolving Credit
                              and Term Loan Agreement, dated as of
                              May 20, 1994
                              (b) Waiver number 2 to the Revolving Credit and
                              Term Loan Agreement, dated as of June 30, 1994
                              (c) Loan Agreement between The Genlyte Group
                              Incorporated and Jobs For Fall River, Inc., dated as of July 1, 1994.
                              (d)  Loan Agreement between The Genlyte Group
                              Incorporated and Jobs For Fall River, Inc., dated as of July 1, 1994.
               Exhibit 11:    Calculation of Primary and Fully
                              Diluted Earnings Per Share
          (b)  Reports on Form 8-K - None