Form 10-K/A
period 1993-12-31
GENLYTE GROUP INC
filed 1994-08-10
CIK 833076

- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-K(A)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                        COMMISSION FILE NUMBER:  0-16960

                                 ---------------

                         THE GENLYTE GROUP INCORPORATED
                                100 LIGHTING WAY
                              SECAUCUS, N.J.  07096
                                 (201) 864-3000

     INCORPORATED IN DELAWARE                       I.R.S. EMPLOYER
                                             IDENTIFICATION NO. 22-2584333

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                           ON WHICH REGISTERED
     -----------------------                      ---------------------
     COMMON STOCK, PAR VALUE                      NASDAQ NATIONAL MARKET SYSTEM
     $.01 PER SHARE

Number of shares of Common Stock (par value $.01 per share) outstanding as of February 4, 1994: 12,833,674

Aggregate market value of Common Stock (par value $.01 per share) held by non-affiliates on February 4, 1994: $56,147,324

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      Documents Incorporated by Reference:

               DOCUMENT                                PART OF FORM 10-K
               --------                                -----------------
Annual Report to Stockholders for the fiscal year      Parts I, II and IV
     ended December 31, 1993
 Proxy Statement for the Annual Meeting of             Part III
   Stockholders to be held April 29, 1994

- -------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net Sales during 1993 increased $3.8 million, or 1%, from 1992 following a $3.1 million, or 1% decrease from 1992 to 1991. Economic pressures in both the U.S. and Canadian markets adversely impacted the 1992 sales due to the recessed construction industry. The 1992 acquisition of the Forecast Lighting Division, in conjunction with new product introductions and investments in selling and marketing programs, partially offset the negative economic factors in 1992 and gave the Company expanded selling opportunities in 1993. Sales in 1993 increased as a result of a positive response to new products introduced, including Forecast Decorative Lighting, and returns from investments made in selling and marketing programs.

Gross Profit was $127.5 million in 1993, $123.7 million in 1992, and $130.3 million in 1991. The $6.6 million decrease in 1992 reflected an under absorption of overhead costs and increased pressure on selling prices due to the heightened competitive environment. The 1993 increase in gross profit of $3.8 million reflects the improved sales volume, in conjunction with ongoing cost containment efforts, positive results from facility rationalization, and a de-emphasis of lower margin products.

Selling and Administrative expenses, as a percentage of sales, were 25.2% in 1993, 25.4% in 1992, and 25.6% in 1991. Aggressive cost containment efforts in 1992 yielded positive results but were offset by additional bad debt requirements of $1.6 million due to two major distributor bankruptcies during the year. Additional 1993 expenditures in the sales and marketing areas, including additional sales territories and field personnel, were offset by other cost reductions, such as a lower bad debt requirement, as compared with 1992.

In the fourth quarter of 1992, the Company recorded a pre-tax charge of $6.2 million to establish a reserve for the costs associated with the Company's decision to consolidate and improve the manufacturing processes in its plants. The Company's plan included: relocation of its DFT manufacturing and distribution operations (leased) in Cleveland, Ohio to an existing facility in Elgin, Illinois; closure of its Prodel operations in Quebec City, Canada, and sale of the existing building; downsizing of manufacturing and distribution facilities in Edison, New Jersey and Compton, California; and the transfer of certain Headquarters staff to the Company's expanded Fall River, Massachusetts facility. The charge was comprised of the following amounts:


Plant and Equipment Writedowns                                   $  465,000
Inventory Writedowns                                                407,000
Severance
 (approx. 250 employees) Costs                                    1,403,000
Personnel (approx. 100
 employees) Relocation Costs                                      3,720,000
Other costs                                                         155,000
                                                                    -------

                                                                 $6,150,000
                                                                 ----------
                                                                 ----------


The charge was allocated as follows by facility:



DFT -- Cleveland                                                 $2,600,000
Prodel -- Canada                                                  1,312,000
Headquarters                                                      2,238,000
                                                                  ---------

                                                                 $6,150,000
                                                                 ----------
                                                                 ----------


The plant, equipment, and inventory writedowns are the only items which do not require the use of cash. The Company intended to complete all aspects of the plan during 1993, but union negotiations and construction at the Fall River facility created significant delays in implementation. As a result, charges against the reserve in 1993 totalled only $677,000 of which $390,000 required cash. During

1994 the Company expects to charge an additional $5,100,000 to the reserve, using cash of approximately $4,800,000. As described under the heading "Liquidity and Capital Resources," the Company expects cash from operations to be adequate to provide for these expenditures. Proceeds from the sale of the Prodel facility are not expected to be realized until at least late 1994. The Company expects the plan to generate operating profit improvements, primarily representing labor cost swings, in excess of $4.4 million per year beginning in 1995; specific results are difficult to measure as operating efficiencies may occur for reasons not directly associated with the consolidation process. The margin improvements are expected to be offset to a large degree in 1994 by indirect costs and inefficiencies resulting from the relocation.

Corporate expenses were $5.3 million, $4.3 million, and $4.5 million in 1993, 1992, and 1991, respectively. Headcount reductions, lower legal expenses, and other cost controls implemented during 1992 resulted in a 4% decrease in expenses for that year. Additional expenses in 1993 were significantly due to accruals for legal costs to defend the Company against actions commenced in the third quarter of 1993.

Net interest expense has decreased $.9 million in 1993 and $3.8 million in 1992 due to lower interest rates and a reduction in average borrowings as debt is paid down.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109
- -- "Accounting for Incomes Taxes" in 1992, retroactive to January 1, 1992. One of the requirements of SFAS No. 109 is that the effect on income taxes of a change in tax rates be recognized in the period of the change. Under the prior method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.
The cumulative effect of this change in accounting principle resulted in a $3.7 million increase in net income recognized in 1992.

The effective tax rates for 1993, 1992, and 1991 were 44%, 40%, and 40%, respectively. Changes in federal tax law and increases in state tax rates raised the 1993 effective rate by 4%.

Net income before the cumulative effect of the change in accounting principle and the facility rationalization charge was $3.3 million in 1993, $1.5 million in 1992, and $2 million in 1991. Earnings per share increased to $.26 per share in 1993 as compared to $.12 in 1992, and $.16 in 1991. Improved earnings in 1993 reflect positive results from investments in marketing programs, as evidenced by increased sales, facility rationalizations which streamlined costs, and a de-emphasis of lower margin products. The net effect after taxes in 1992 of the change in accounting principle was entirely offset by the facility rationalization charges, net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $3.3 million in 1993 as compared to $2.8 million in 1992 and $2.3 million in 1991. Sources of cash are predominantly from operating activities which generated $28.4 million, $24.8 million, and $24.2 million in 1993, 1992, and 1991, respectively. These funds were used principally to pay down debt, fund the plant consolidation plan, and fund capital expenditures, including the acquisition of Forecast Lighting in 1992. The significant weakening in the Canadian Dollar caused unfavorable exchange rate changes of $.5 million and $1.3 million, in 1993 and 1992, respectively. The 1991 exchange rate change was negligible.

Capital expenditures funded by operations included the acquisition of Forecast Lighting, a leading designer and manufacturer of decorative lighting products, in 1992. The Forecast line began contributing to net earnings in 1993. Investments in more advanced machinery and equipment, and the tooling of new product introductions were the significant expenditures in 1993, 1992, and 1991.

The Company borrows funds under a Revolving Credit and Term Loan Agreement (the Agreement) which calls for a $140 million reducing revolving credit facility, with a conversion to term loan on July 1, 1994. The term loan will amortize through July 1, 1997. Reductions in debt for 1993 and 1992 were $17.4 million and $12.2 million, respectively, ending 1993 at a record low debt balance of $100.4 million. Covenants under the Agreement restrict the Company's ability to pay future dividends. The Company expects that funds provided by operations, combined with amounts available under the Agreement, will be sufficient to meet cash requirements in 1994. Such 1994 cash requirements will include funding the plant consolidation plan, including related capital expansions of $3.5 million at the Fall River and Elgin facilities.