Form 10-Q/A
period 1994-07-02
GENLYTE GROUP INC
filed 1994-08-10
CIK 833076

- -------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q (a)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 2, 1994

                         Commission File Number 0-16960

                                  ------------




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

The number of shares outstanding of the issuer's common stock as of July 13, 1994 was 12,233,674.


- -------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $104.6 million as of July 2, 1994, up to $18.8 million from year-end 1993, due primarily to significantly lower current maturities of long-term debt as a result of the revolving credit line extension. In addition, an increase in both accounts receivable and inventory and a decrease in accrued expenses were offset partially by an increase in accounts payable.


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

The Company intended to complete all aspects of the plan during 1993, but union negotiations and construction at the Fall River facility created significant delays in implementation. As a result, charges against the reserve in 1993 totalled only $.7 million of which $.4 million required cash. During 1994 the Company expects to charge an additional $5.1 million to the reserve, using cash of approximately $4.8 million. Charges against the reserve through the first two quarters of 1994 are summarized in the following table:


          Plant and Equipment Writedown                $  286,000
          Inventory Writedown                          $  299,000
          Severance Costs                              $  946,000
          Personnel Relocation Costs                   $1,467,000
          Other Costs                                  $  101,000
                                                       ----------
                                                       $3,099,000
                                                       ----------
                                                       ----------

The charges were allocated by facility as follows:

          DFT - Cleveland                              $2,063,000
          Prodel - Canada                              $  909,000
          Headquarters                                 $  127,000
                                                       ----------
                                                       $3,099,000
                                                       ----------
                                                       ----------

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

Genlyte's Revolving Credit and Term Loan Agreement was amended and restated (the "Amended Agreement") to provide for a revolving credit facility of $125.0 million reducing to $110.0 million over a two-year period maturing on July 1, 1996 which, subject to the satisfaction of certain conditions, will convert to $110.0 million term loan amortizing through July 1, 1999. Approximately $23.0 million remains available to borrow under the Amended Agreement.

The Company expects funds generated from operations plus amounts available under the existing loan agreement and short-term credit lines to be sufficient to fulfill anticipated requirements for capital expenditures, the facility restructuring, and working capital.