Form 10-Q
period 1994-10-01
GENLYTE GROUP INC
filed 1994-11-14
CIK 833076

- - - -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended October 1, 1994

                         Commission File Number  0-16960
                                 ----------------


                         THE GENLYTE GROUP INCORPORATED
                                100 Lighting Way
                             Secaucus, N. J.  07096
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


The number of shares outstanding of the issuer's common stock as of November 14, 1994 was 12,833,674.





- - - -------------------------------------------------------------------------------

                         THE GENLYTE GROUP INCORPORATED
                                    FORM 10-Q
                      FOR THE QUARTER ENDED OCTOBER 1, 1994





                                      INDEX




PART I.   FINANCIAL INFORMATION

          Consolidated Statements of Income for the three
           months ended October 1, 1994 and October 2, 1993. . . . . . . . . . 1

          Consolidated Statements of Income for  the nine
           months ended October 1, 1994 and October 2, 1993. . . . . . . . . . 2

          Consolidated Balance Sheets as of October 1, 1994
           and December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Cash Flows for the nine
           months ended October 1, 1994 and October 2, 1993. . . . . . . . . . 4

          Notes to Consolidated Interim Financial Statements . . . . . . . . . 5

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . . . . 6


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . 9

          Calculation of Primary and Fully Diluted
          Earnings Per Share for the three months
          ended October 1, 1994 and October 2, 1993. . . . . . . . . . . . . .11

          Calculation of Primary and Fully Diluted
          Earnings Per Share for the nine months
          ended October 1, 1994 and October 2, 1993. . . . . . . . . . . . . .12

          Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

PART 1    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED OCTOBER  1, 1994 AND
                                 OCTOBER 2, 1993
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                          1994          1993
- - - ------------------------------------------------------------------
- - - ------------------------------------------------------------------


Net Sales                               $ 111,836     $ 107,970
 Cost of Sales                             79,142        76,078
- - - ------------------------------------------------------------------
Gross Profit                               32,694        31,892
 Selling, General and
 Administrative Expenses                   26,848        26,826
- - - ------------------------------------------------------------------
Operating Profit                            5,846         5,066
 Corporate Expenses                         1,287         1,420
 Interest Expense, net                      1,928         2,050
- - - ------------------------------------------------------------------
Income Before Income Taxes                  2,632         1,596
 Provision for Income Taxes                 1,158           701
- - - ------------------------------------------------------------------
Net Income                              $   1,475     $     895
- - - ------------------------------------------------------------------
Earnings per Share                      $     .12      $    .07
- - - ------------------------------------------------------------------
- - - ------------------------------------------------------------------


     The accompanying notes are an integral part of these consolidated financial statements.

PART 1    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE NINE MONTHS ENDED OCTOBER 1, 1994 AND OCTOBER 2, 1993
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                          1994             1993
- - - ------------------------------------------------------------------------
- - - ------------------------------------------------------------------------
Net Sales                             $   320,936      $   323,610
 Cost of Sales                            224,449          229,663
- - - ------------------------------------------------------------------------
Gross Profit                              96,487            93,947
 Selling, General and
 Administrative Expenses                  79,683            80,023
- - - ------------------------------------------------------------------------
Operating Profit                          16,804            13,924
 Corporate Expenses                        3,690             3,588
 Interest Expense, net                     5,415             6,265
- - - ------------------------------------------------------------------------
Income Before Income Taxes                 7,701             4,071
 Provision for Income Taxes                3,383             1,791
- - - ------------------------------------------------------------------------
Net Income                            $    4,317       $     2,280
- - - ------------------------------------------------------------------------
Earnings per Share                    $      .34       $       .18
- - - ------------------------------------------------------------------------
- - - ------------------------------------------------------------------------


     The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF OCTOBER 1, 1994 AND DECEMBER 31, 1993
                                 (000'S OMITTED)

- - - --------------------------------------------------------------------------------
                                                   (unaudited)
                                                    10/1/94           12/31/93
                                                   ---------------------------
ASSETS:
- - - ------------------------------------------------
Current Assets:
 Cash and cash equivalents                         $  5,694           $  3,319
 Accounts receivable, less allowances for            70,618             58,991
  doubtful accounts of $3,446 and $3,765
 Inventories:
  Raw materials and supplies                         28,602             29,570
  Work in progress                                    9,911             11,519
  Finished goods                                     44,864             42,754
- - - --------------------------------------------------------------------------------
  Total Inventories                                  83,377             83,843
- - - --------------------------------------------------------------------------------
 Other current assets                                10,622              9,860
- - - --------------------------------------------------------------------------------
  Total current assets                              170,311            156,013
- - - --------------------------------------------------------------------------------
Property, plant and equipment, at cost              221,418            217,433
Less:  accumulated depreciation and
amortization on plant and equipment                 152,254            143,800
- - - --------------------------------------------------------------------------------
 Net property, plant and equipment                   69,164             73,633
- - - --------------------------------------------------------------------------------
Cost in excess of net assets of purchased
 businesses                                          12,221             12,336
Other assets                                          2,079              2,554
- - - --------------------------------------------------------------------------------
TOTAL ASSETS                                       $253,776           $244,536
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
LIABILITIES & STOCKHOLDERS' INVESTMENT:
- - - ---------------------------------------------
Current Liabilities:
 Current maturities of long-term debt              $  2,885           $  7,060
 Accounts payable                                    35,968             31,893
 Accrued expenses                                    29,216             31,247
- - - --------------------------------------------------------------------------------
  Total current liabilities                          68,069             70,200
- - - --------------------------------------------------------------------------------
Long-term debt                                       99,972             93,359
Deferred income taxes                                 7,500              7,508
Other liabilities                                    13,404             12,627
- - - --------------------------------------------------------------------------------
  Total liabilities                                $188,945           $183,694
- - - --------------------------------------------------------------------------------
Stockholders' Investment:
  Common stock                                          128                128
  Paid-in capital                                     9,881              9,881
  Foreign currency translation adjustment            (1,799)            (1,470)
  Retained earnings                                  56,620             52,303
- - - --------------------------------------------------------------------------------
   Total stockholders' investment                    64,830             60,842
- - - --------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT     $253,776           $244,536


    The accompanying notes are an integral part of these consolidated balance sheets.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED OCTOBER 1, 1994 AND OCTOBER 2, 1993
                           (000'S OMITTED) (Unaudited)

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
                                                   1994               1993
- - - --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- - - --------------------------------------------
 Net Income                                        $ 4,317            $ 2,280
 Adjustments to reconcile net income to net cash
  flows provided (used) by operating activities:
    Depreciation and amortization                   12,109             12,783
    (Increase) decrease in:
      Accounts receivable                          (11,627)            (7,839
      Inventories                                      466              3,471
      Other current assets                            (762)              (412)
      Other assets                                     204                122
    Increase (decrease) in:
      Accounts payable and accrued expenses          2,044              5,448
      Other liabilities                                777             (1,257)
      Deferred income Taxes                             (8)               (54)
    All other, net                                     379                 77
- - - --------------------------------------------------------------------------------
 Net cash flows provided (used) by operating
  activities                                         7,899             14,619
- - - --------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
- - - --------------------------------------------------------------------------------
 Purchase of treasury stock                            -                   (3)
 Options exercised                                     -                  100
 Increase/(decrease) in debt to outsiders            2,438             (6,359)
- - - --------------------------------------------------------------------------------
 Net cash flows provided (used) in financing
  activities                                         2,438             (6,262)
- - - --------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
- - - --------------------------------------------------------------------------------
 Purchases of plant and equipment                   (8,261)            (6,747)
 Disposals of plant and equipment                      628                 52
- - - --------------------------------------------------------------------------------
 Net cash flows provided (used) in investing
  activities                                        (7,633)            (6,695)
- - - --------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES                       (329)              (683)
- - - --------------------------------------------------------------------------------
 Net increase/(decrease) in cash and cash
  equivalents                                        2,375                979
 Cash and cash equivalents at beginning of year      3,319              2,810
- - - --------------------------------------------------------------------------------
 Cash and cash equivalents at end of quarter       $ 5,694            $ 3,789
- - - --------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH PAID
DURING THE THREE MONTH PERIOD FOR:
- - - --------------------------------------------------------------------------------
  Interest                                         $ 5,716            $ 5,452
- - - --------------------------------------------------------------------------------
  Income taxes                                     $ 3,239            $ 1,652
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------


     The accompanying notes are an integral part of these consolidated financial statements.

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              AS OF OCTOBER 1, 1994
                                   (Unaudited)






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

2.   Consolidated Statement of Stockholders' Investment ($ in 000's):

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
                                                       Foreign
                                          Additional   Currency
                                  Common  Paid-in      Translation    Retained
                                  Stock   Capital      Adjustment     Earnings
- - - --------------------------------------------------------------------------------
Balance, December 31, 1993        $ 128   $ 9,881      $ (1,470)      $52,303
- - - --------------------------------------------------------------------------------
Net Income                            -       -            -            4,317
- - - --------------------------------------------------------------------------------
Options Exercised                     -       -            -               -
- - - --------------------------------------------------------------------------------
Treasury Stock purchased              -       -            -               -
- - - --------------------------------------------------------------------------------
Translation Adjustments               -       -            (329)           -
- - - --------------------------------------------------------------------------------
Balance, October 1, 1994          $ 128   $ 9,881      $ (1,799)      $56,620
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS:

COMPARISON OF THIRD QUARTER 1994 TO THIRD QUARTER 1993

Genlyte's net sales for the third quarter of 1994 were $111.8 million, which reflects a $3.9 million or 3.6% increase from the third quarter of 1993. Net income increased 64.8% to $1.5 million from $.9 million in 1993 and earnings per share increased from $.07 to $.12 on a comparable number of outstanding shares. All divisions experienced sales growth from the third quarter of 1993 except the DFT and Controls divisions. DFT continues to experience operating difficulties related to its move from Cleveland, Ohio to Elgin, Illinois. However, the shipping problems previously reported in DFT have improved. Controls experienced a temporary manufacturing equipment breakdown in September which slowed production, and reduced shipments. In addition, the decline in the Canadian exchange rate by approximately 4 points from the prior year's third quarter reduced Genlyte's reported sales by $1 million, despite local currency sales growth.

Selling, general and administrative expenses for third quarter 1994, as a percent of sales, were improved from the third quarter 1993. Headcount and other cost reductions implemented earlier in the year, coupled with reduced DFT transition expenses, account for an approximate 1% improvement as a percent of sales.

Operating profit increased in the third quarter of 1994 to $5.8 million, a 15.4% improvement from the third quarter of 1993. Lightolier U.S. realized an increase in operating profit as compared to prior year due to increased sales of higher margin products, product line pruning, and ongoing facility rationalizations which reduced fixed costs. DFT's operating profits decreased compared to the same period of the prior year from the transition inefficiencies discussed above. Other U.S. divisions such as Stonco, Wide-Lite and Hadco experienced volume increases, favorable operating variances and effective cost reductions which resulted in additional operating profit.

Interest expense dropped $.1 million as a $14.4 million reduction in debt from the third quarter 1993 was slightly offset by rising interest rates.

The effective tax rate was 44% for both the third quarter of 1993 and 1994.

COMPARISON OF FIRST NINE MONTHS 1994 TO FIRST NINE MONTHS 1993

Genlyte net sales for 1994 were $320.9 million, a .8% decrease from the prior year. The sales decrease at DFT and Controls more than offset increases in sales volumes in all product lines at Lightolier U.S., for reasons described above. In addition the Canadian exchange rate decline of approximately 5 points from 1993 to 1994 resulted in a $3.1 million decrease as compared to the prior year in U.S. dollars, despite local currency sales growth. Operating profit increased in 1994 to $16.8 million, a 20.7% increase from the prior year for reasons described above.

Selling, general and administrative expenses for 1994 were $79.7 million, or 24.8% of sales, as compared to $80 million, or 24.7% of sales in 1993. Headcount reductions were offset by expenses incurred by DFT during their relocation from Ohio to Illinois.

Interest expense for the first nine months of 1994 was down $.9 million as compared to the first nine months of 1993 due to lower average borrowings partially offset by slightly higher interest rates.

As a result of the above factors, net income and earnings per share improved by $2 million (89%) and $.16 (89%), respectively.

FINANCIAL CONDITION

As of October 1, 1994 accounts receivable increased by $11.6 million, or 19.7%; inventories decreased by .5 million or .6%; accounts payable increased by $4 million, or 12.8%; and long term debt increased $6.6 million, or 7.1%. Working capital increases are customary for the Company at this time of year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $102.2 million as of October 1, 1994, up $16.4 million from year-end 1993, due primarily to significantly lower current maturities of long-term debt as a result of the revolving credit line extension. In addition, an increase in accounts receivable was only partially offset by an increase in accrued expenses, a decrease in inventories, and an increase in accounts payable.

In the fourth quarter of 1992, the Company recorded a pre-tax charge of $6.2 million to establish a reserve for the costs associated with the Company's decision to consolidate and improve the manufacturing processes in its plants. The Company's plan included: relocation of its DFT manufacturing and distribution operations (leased) in Cleveland, Ohio to an existing facility in Elgin, Illinois; closure of its Prodel operations in Quebec City, Canada, and a sale of the existing building, downsizing of manufacturing and distribution facilities in Edison, New Jersey and Compton, California; and the transfer of certain Headquarters staff to the Company's expanded Fall River, Massachusetts facility. The Company intended to complete all aspects of the plan during 1993, but union negotiations and construction at the Fall River facility created significant delays in implementation. As a result, charges against the reserve in 1993 totalled only $.7 million of which $.4 million required cash. During 1994 the Company expects to charge an additional $5.1 million to the reserve, using cash of approximately $4.8 million. Charges against the reserve through the first three quarters of 1994 are summarized in the following table:


- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
               Category                            Charges
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
Plant and Equipment Write-down                     $  286,000
- - - --------------------------------------------------------------------------------
Inventory Write-down                                  299,000
- - - --------------------------------------------------------------------------------
Severance Costs                                     1,090,000
- - - --------------------------------------------------------------------------------
Personnel Relocation Costs                          1,897,000
- - - --------------------------------------------------------------------------------
Other Costs                                           101,000
- - - --------------------------------------------------------------------------------
TOTAL                                              $3,673,000
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------


- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
               Location                            Charges
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
Elgin                                              $ 2,317,000
- - - --------------------------------------------------------------------------------
Prodel                                                 909,000
- - - --------------------------------------------------------------------------------
Headquarters                                           447,000
- - - --------------------------------------------------------------------------------
TOTAL                                              $ 3,673,000
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------



Proceeds from the sale of the Prodel facility were realized in September 1994. The Company expects the plan to generate operating profit improvements, primarily representing labor cost savings, in excess of $4.4 million per year beginning in 1995; specific results are difficult to measure as operating efficiencies may occur for reasons not directly associated with the consolidation process. The margin improvements will be offset to a large degree in 1994 by indirect costs and inefficiencies resulting from relocation.

Genlyte's Revolving Credit and Term Loan Agreement was amended on May 20, 1994 (the "Amended Agreement") to provide for a revolving credit facility of $125 million reducing to $110 million over a two-year period maturing on July 1, 1996 which, subject to the satisfaction of certain conditions, will convert to a $110 million term loan amortizing through July 1, 1999.

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

          These cases remain stayed by order of the United States Bankruptcy Court due to the December 1993 filing by Keene of a petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code.

          In April, an independent Examiner was appointed by the Bankruptcy Court in the Keene bankruptcy proceeding to investigate the viability of the claims asserted in the stayed cases and the applicability of statutes of limitations to bar such claims. A preliminary report by the Examiner addressing the issues was completed on July 18, 1994 and publicly released on September 23, 1994. Such report has been submitted to the bankruptcy court for further proceedings.

ITEM 2.   CHANGES IN SECURITIES
          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable.

ITEM 5.   OTHER INFORMATION
          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 11 Calculation of Primary and Fully
               Diluted Earnings Per Share

               Exhibit 27 Requirements for the Format and Input of Financial Data Schedules

          (b)  Reports on Form 8-K - None

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                THE GENLYTE GROUP INCORPORATED
                                                ------------------------------
                                                            (Registrant)






     Date: November 14, 1994                  /s/ Neil Bardach
          ------------------                  ----------------------------------
                                              Neil Bardach, VP - CFO & Treasurer