Form 10-K
GENLYTE GROUP INC
filed 1995-03-30
CIK 833076

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1994

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

         Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of Each Exchange
         Title of Each Class                             on which Registered
         -------------------                            ---------------------
         Common Stock, par value                   NASDAQ National Market System
         $.01 per share

Number of shares of Common Stock (par value $.01 per share) outstanding as of March 9, 1995: 12,833,674

Aggregate market value of Common Stock (par value $.01 per share) held by non-affiliates on March 9, 1995: $59,355,742

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

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

                      Documents Incorporated by Reference:

            Document                                    Part of Form 10-K
            --------                                    -----------------
Annual Report to Stockholders for the fiscal year       Parts I, II and IV
         ended December 31, 1994
 Proxy Statement for the Annual Meeting of              Part III
   Stockholders to be held April 27, 1995

================================================================================

PART I

ITEM 1.   BUSINESS

          The Genlyte Group Incorporated (the "Company" or "Genlyte") designs, manufactures and sells lighting fixtures for a wide variety of applications in the commercial, industrial and residential markets. The Company operates in one industry segment (lighting fixtures and controls) through the following divisions: Lightolier, Controls, Wide-Lite, Hadco, DFT and Supply (Crescent, Exceline and Stonco product line) in the United States and Canlyte in Canada. The Company markets its products under the following brand names:

          o In the U.S. - Lightolier, Forecast, Crescent, Stonco, Hadco, Wide-Lite, Bronzelite, Diamond F, Timely and Exceline

          o In Canada - Lightolier, Keene-Widelite, Stonco, Prodel, Elyte and CFI (Canadian Fluorescent Industries)

          o    In Mexico - Lightolier, Forecast, Wide-Lite, Bronzelite and Hadco

          Genlyte's products primarily utilize incandescent, fluorescent and high-intensity discharge ("HID") light sources and are marketed primarily to distributors who resell the products for use in new residential, commercial, and industrial construction as well as in remodeling existing structures. Because Genlyte does not principally sell directly to the end-user of its products, the Company cannot determine precisely the percentage of its revenues derived from the sale of products installed in each type of building or the percentage of its products sold for new construction versus remodeling. Genlyte's sales, like those of the lighting fixture industry in general, are partly dependent on the level of activity in new construction and remodeling.

          Products and Distribution

          Genlyte designs, manufactures and markets the following types of products:

          Indoor Fixtures -   Incandescent,   fluorescent   and   HID   lighting
                              fixtures and lighting controls for commercial, industrial, institutional, medical, sports, and residential markets and task lighting for all markets.

          Outdoor Fixtures -  HID  and   incandescent   lighting   fixtures  and
                              accessories    for     commercial,     industrial,
                              institutional, sports and residential markets.

          Genlyte's products are marketed by independent sales representatives and Company direct sales personnel who sell to distributors, electrical wholesalers, mass merchandisers, and national accounts. In addition, the Company's products are promoted through architects, engineers, contractors and building owners. The fixtures are principally sold throughout the United States, Canada and Mexico.

          Raw Materials Sources & Availability

          Genlyte purchases large quantities of raw materials and components, mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, and glass from multiple sources. No significant supply problems have been encountered in recent years. Relationships with vendors have been satisfactory.

          Patents and Trademarks

          Genlyte has a number of United States and foreign mechanical patents, design patents, and registered trademarks. Genlyte maintains such protections by periodic renewal of trademarks and payments of maintenance fees for issued patents. Genlyte vigorously enforces its intellectual property rights. Genlyte does not believe that a loss of any presently held patent or trademark is likely to have a material adverse impact on its business.

          Seasonal Effect on Business

          There are no predictable significant seasonal effects on Genlyte's results of its operations.

          Working Capital

          There are no unusual significant business practices at Genlyte that affect working capital. Genlyte's terms of sale vary by division but are generally consistent with general practices within the lighting industry. The Company attempts to keep inventory levels at the minimum required to satisfy customer requirements.

          Backlog

          Backlog was  $50,378,300  as of December 31, 1994,  $43,246,300  as of
          December 31, 1993, and $49,495,300 as of December 31, 1992. Backlog increased during 1994 due to an increase in project business booked during the year. Substantially all of the backlog at December 31, 1994 is expected to be shipped in 1995.

          Competition

          Genlyte's products are sold in intensely competitive markets where there are numerous producers of each type of fixture. The principal measures of competition in indoor and outdoor fixtures for the commercial, residential and industrial markets are price, service and product performance.

          Research and Development

          Genlyte places a high priority on new product development and is constantly monitoring new light sources for incorporation into its products. Costs incurred for research and development activities, as determined in accordance with generally accepted accounting principles, were $3,006,000, $3,571,000 and $3,516,000 during 1994,
          1993 and 1992, respectively.

          Employees

          At December 31, 1994, Genlyte employed 1,905 unionized and non-unionized production workers and 890 engineering, administrative, and sales personnel. Relationships with unions have been satisfactory.

          International Operations

          The Company has international operations in Canada and Mexico. Information on the Company's operations by geographical area for the last three fiscal years is set forth in the "Notes to the Consolidated Financial Statements" section of Genlyte's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 2.   PROPERTIES

          The Company has the following owned and leased property locations as of December 31, 1994:

                              Own/   Mfg.     Office   Whse.    Other
Location                      Lease  Space    Space    Space    Space
--------                      -----  -----    -----    -----    -----
Genlyte Headquarters:
   Secaucus, NJ               Lease             x

Lightolier - U.S.:
   Camargo, Mexico            Lease    x        x
   Chesterfield, MO           Lease             x
   Columbia, MD               Lease             x
   Compton, CA                Lease    x        x        x
   Dallas, TX                 Lease             x                x
   Edison, NJ                 Lease    x        x        x
   Emeryville, CA             Lease             x
   Fall River, MA             Own      x        x
   Farmers Br., TX            Lease             x
   Fontana, CA                Own      x        x        x
   Jacksonville, FL           Lease             x
   Louisville, KY             Lease             x
   Miami, FL                  Lease             x
   New York, NY               Lease             x
   Norwich, CT                Own                        x        x
   Pittsburgh, PA             Lease             x
   Portland, OR               Lease             x
   San Diego, CA              Lease             x
   Seattle, WA                Lease             x                 x
   Schiller Park, IL          Lease             x

                              Own/   Mfg.     Office   Whse.    Other
Location                      Lease  Space    Space    Space    Space
--------                      -----  -----    -----    -----    -----
   Stone Mountain, GA         Lease             x         x
   Wilmington, MA             Own      x        x         x
   Winter Park, FL            Lease    x

Hadco:
   Cameron, WV                Lease    x                  x
   Littlestown, PA            Own      x        x         x
   Dallas, TX                 Lease                               x

Supply:
   Stonco - Union, NJ         Own      x        x         x
   Crescent - Barrington, NJ  Own      x        x         x

Wide-Lite:
   San Marcos, TX             Own      x        x         x

Controls:
   Garland, TX                Own      x        x         x       x

DFT:
   Cleveland, OH              Lease                       x
   Elgin, IL                  Own      x        x         x
   DFT/Sarama -
     Fall River, MA           Lease                       x
   Dallas,  TX                Lease                               x
   Diaman-Mexo -
     Tijuana, Mexico          Own      x                  x

Canlyte:
   Cambridge, Ontario  (KWL)  Own      x        x         x
   Montreal, Quebec
     (Lachine-LOL/CHQ)        Own      x        x         x       x
   Montreal, Quebec
     (Pointe Claire-LOL)      Lease    x        x
   Toronto  (LOL)             Lease             x                 x
   Vancouver  (LOL)           Lease             x
   Edmonton (LOL)             Lease             x
   Cornwall, Ontario  (CFI)   Own      x        x

          The Genlyte facility located in Garland, Texas is subject to a $351,291 mortgage due May 1, 2001.

          Genlyte believes its facilities are suitable and adequate for current and presently projected needs and are productively utilized consistent with economic conditions and the requirements of the customers served.

ITEM 3.   LEGAL PROCEEDINGS

          The Genlyte Group Incorporated has been named as one of a number of corporate and individual defendants in several actions commenced in August 1993 in the U.S. District Court in New York. The actions are on behalf of a purported class of alleged creditors of Keene Corporation ("Keene"), seeking from the defendants damages of an unspecified amount, rescission of certain asset sale and stock transactions and other relief. With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation ("Bairnco"). The suits also allege that Genlyte, as well as the other corporate defendants, were successors to or alter egos of Keene.

          These cases are presently stayed by order of the United States Bankruptcy Court due to the December 1993 filing by Keene of a petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code.

          In April 1994, an independent Examiner was appointed by the Bankruptcy Court in the Keene bankruptcy proceeding to investigate the viability of the claims asserted in the stayed cases and the applicability of statutes of limitations to bar such claims. A preliminary report by the Examiner addressing the issues was publicly released on September 23, 1994. Such report has been submitted to the Bankruptcy Court for further proceedings on or after March 30, 1995.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED
          STOCKHOLDER MATTERS

          a. and c.   Data regarding  market price of Genlyte's  common stock is included in the "Quarterly Results of Operations"  section of Genlyte's 1994 Annual Report to Stockholders,  which is incorporated  herein by reference.  Genlyte's common stock is traded on the NASDAQ  National  Market System under the
                      symbol  "GLYT".   Information   concerning  dividends  and
                      restrictions thereon and Preferred Stock Purchase Rights are included in the "Notes to the Consolidated Financial
                      Statements"  section of  Genlyte's  1994 Annual  Report to
                      Stockholders, which is incorporated herein by reference.

          b. The approximate number of common equity security holders is as follows:

                                                       Approximate Number of
                                                      Holders of Record as of
                      Title of Class                       Year-End 1994
                      --------------                  -----------------------
                      Common Stock,
                      par value $.01 per share                 1,970


ITEM 6.   SELECTED FINANCIAL DATA

          The information required for this item is included in Genlyte's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Reference is made to the "Management's Discussion and Analysis" section of Genlyte's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 8.   FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the "Consolidated Financial Statements" and "Quarterly Results of Operations" sections of Genlyte's 1994 Annual Report to Stockholders, which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          DIRECTORS OF THE REGISTRANT

          The information required with respect to the Directors of Genlyte is included in the "Election of Directors" section of the Proxy Statement for the 1995 Annual Meeting of the Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

          EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required with respect to executive officers of Genlyte is as follows:

     AVRUM I. DRAZIN - AGE  66
     January 1, 1994 - Chairman of the Board, Genlyte
     February 1992 - President, Genlyte
     December 1985 to present - President, Canlyte
     January 1965 - President, Lightolier Canada

     LARRY K. POWERS -  AGE  52
     January 1, 1994 - President/CEO, Genlyte
     July 1993 - President, U.S. Operations; Executive Vice President, Genlyte May 1989 - President, HID/Outdoor Division
     April 1986 - President, Craftlite/Wide-Lite Divisions
     July 1983 - President, Craftlite

     ZIA EFTEKHAR - AGE  49
     June 1992  - President, Lightolier Division
     December 1991 - Executive V.P., Sales, Marketing and Service, Genlyte September 1988 - President, Lightolier, Inc.
     October 1987 - Sr. V.P. Marketing & Design, Lightolier
     October 1985 - President, Lightolier West
     January 1983 - President, Lightolier Commercial Division

     DONNA RATLIFF - AGE 40
     January 1994 - V.P. Administration and Secretary, Genlyte
     January 1993 - V.P. Administration, Genlyte
     November 1992 - Assistant Secretary, Genlyte
     July 1992 - Assistant V.P. Administration, Genlyte
     January 1988 - Director Human Resources, Genlyte
     June 1986 - V.P. Administration, LyteBrands

     NEIL M. BARDACH  -  AGE  46
     July 1994 - V.P. - CFO & Treasurer, Genlyte

ITEM 11.  EXECUTIVE COMPENSATION

          The information with respect to executive compensation is included in the "Compensation of Directors and Executive Compensation" section of the Proxy Statement for the 1995 Annual Meeting of Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required with respect to security ownership is included in the "Voting Securities and Principal Holders Thereof" section of the Proxy Statement for the 1995 Annual Meeting of Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required with respect to relationships is included in the "Compensation Committee" and "Voting Securities and Principal Holder's" section of the Proxy Statement for the 1995 Annual Meeting of Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)   1)   FINANCIAL STATEMENTS

          The following information is incorporated herein by reference to Genlyte's 1994 Annual Report to Stockholders:

               Report of Independent Public Accountants

               Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992

               Consolidated Balance Sheets as of December 31, 1994 and 1993

               Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

               Consolidated Statements of Stockholders' Investment for the years ended December 31, 1994, 1993 and 1992

               Notes to Consolidated Financial Statements

     2)   Financial Statement Schedule

          Report  of  Independent  Public  Accountants  on  Financial  Statement
          Schedule:

               Schedule II - Valuation and Qualifying Accounts


               Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

b)        There were no filings on Form 8-K during the fourth quarter of 1994.

c)      Exhibits
                                                        Incorporated by
               Description                                Reference to
               -----------                              ---------------

   -    Amended and Restated Certificate of         Exhibit 3(b) to Genlyte's
        Incorporation of the Registrant,            Registration Statement on
        dated August 2, 1988                        Form 8 as filed with the
                                                    Securities and Exchange
                                                    Commission on August 3, 1988

   -    Amended and Restated Certificate of         Exhibit 3(a) to Genlyte's
        Incorporation of the Registrant,            Form 10-K filed with the
        dated May 9, 1990                           Securities and Exchange
                                                    Commission in March 1993

   -    Amended and Restated By-Laws of the         Exhibit 3(c) to Genlyte's
        Registrant, as adopted on May 16, 1988      Registration Statement on
                                                    Form 8 as filed with the
                                                    Securities and Exchange
                                                    Commission on August 3, 1988

    -   Form of Stock Certificate for Genlyte       Exhibit 4(a) to Genlyte's
        Common Stock                                Registration Statement on
                                                    Form 8 as filed with the
                                                    Securities and Exchange
                                                    Commission on August 3, 1988

   -    Revolving Credit and Term Loan Agreement    Exhibit to Genlyte's 10-Q
        between the Registrant and the banks        filed with the Securities
        named therein, dated as of July 17, 1991    and Exchange Commission in
                                                    August 1992

   -    Stock Purchase Agreement between the        Exhibit 10(a) to Genlyte's
        Registrant and purchasers of Class B Stock  Registration Statement on
        of the Registrant, dated as of              Form 8 as filed with the
        June 17, 1988                               Securities and Exchange
                                                    Commission on August 3, 1988

   -    Lease between BZ Acquisition Corp. and      Exhibit 10(b) to Genlyte's
        Hartz Mountain Development Corp.,           Registration Statement on
        dated December 17, 1984                     Form 8 as filed with the
                                                    Securities and Exchange
                                                    Commission on August 3, 1988

   -    Assignment of Lease between American Can    Exhibit 10(a) to Genlyte's
        Company and Lightolier, dated March 23,     Form 10-K filed with the
        1983                                        Securities and Exchange
                                                    Commission on August 3, 1988

                                                        Incorporated by
               Description                                Reference to
               -----------                              ---------------

   -    Lease between Arthur Schwartz and           Exhibit 10(d) to Genlyte's
        Sarama Lighting, dated December 30, 1976    Form 10-K filed with the
                                                    Securities and Exchange
                                                    Commission in March 1989

   -    Lease between The Frankelite Company and    Exhibit 10(f) to Genlyte's
        DFT Acquisition, Inc., dated July 30, 1985  Form 10-K filed with the
                                                    Securities and Exchange
                                                    Commission in March 1989

   -    Loan Agreement between The Genlyte Group    Exhibit 10(b) to Genlyte's
        Incorporated and the New Jersey Economic    Form 10-K filed with the
        Development Authority dated April 1, 1990,  Securities and Exchange
        replacing the First Mortgage and Security   Commission in March 1991
        Agreement between the New Jersey Economic
        Development Authority and KCS Lighting,Inc., dated December 20, 1984 (assigned to and assumed by the Registrant effective
        December 31, 1986)

   -    Loan Agreement between The Genlyte Group    Exhibit 10(c) to Genlyte's
        Incorporated and the New Jersey Economic    Form 10-K filed with the
        Development Authority dated June 1, 1990,   Securities and Exchange
        replacing the Loan Agreement between KCS    Commission in March 1991
        Lighting, Inc. and the New Jersey Economic
        Development Authority, dated December 20,
        1984 (assigned to and assumed by the
        Registrant effective December 31, 1986)

   -    Management Incentive Compensation Plan      Exhibit 10(i) to Genlyte's
                                                    Registration Statement on
                                                    Form 8 as filed with the
                                                    Securities and Exchange
                                                    Commission on August 3, 1988

   -    Genlyte 1988 Stock Option Plan              Exhibit 10(j) to Genlyte's
                                                    Registration Statement on
                                                    Form 8 as filed with the
                                                    Securities and Exchange
                                                    Commission on August 3, 1988

                                                        Incorporated by
               Description                                Reference to
               -----------                              ---------------

   -    Tax Sharing Agreement between Genlyte and   Exhibit 10(k) to Genlyte's
        Bairnco Corporation, dated July 15, 1988    Registration Statement on
                                                    Form 8 as filed with the
                                                    Securities and Exchange
                                                    Commission on August 3, 1988

   -    Merger and Assumption Agreement, dated      Exhibit 10(d) to Genlyte's
        as of December 28, 1990, by and between     Form 10-K filed with the
        Genlyte and Lightolier                      Securities and Exchange
                                                    Commission in March 1991

   -    Form of Employment Protection Agreement     Exhibit to Genlyte's Form
        entered into between Genlyte and certain    10-Q filed with the
        key executives                              Securities and Exchange
                                                    Commission in August 1990

   -    Rate Swap Transaction dated as of           Exhibit 10(b) to Genlyte's
        December 4, 1991 between The Genlyte        Form 10-K filed with the
        Group and the Toronto-Dominion Bank         Securities and Exchange
                                                    Commission in March 1992

   -    Interest Rate Protection Agreement dated    Exhibit 10(c) to Genlyte's
        as of December 20, 1991 between The         Form 10-K filed with the
        Genlyte Group and Manufacturers Hanover     Securities and Exchange
        Trust Co.                                   Commission in March 1992

   -    Waiver No. 1 to the Revolving Credit and    Exhibit 10(a) to Genlyte's
        Term Loan Agreement, dated January 20,      Form 10-K filed with the
        1993, by and between The Genlyte Group      Securities and Exchange
        and the applicable banks named therein      Commission in March 1993

   -    Industrial Lease between LAPCO Industrial   Exhibit 10(b) to Genlyte's
        Parks and The Genlyte Group dated           Form 10-K filed with the
        July 1, 1992                                Securities and Exchange
                                                    Commission in March 1993

   -    Amendment No. 1 to the Revolving Credit     Exhibit 4(a) to Genlyte's
        and Term Loan Agreement between The         10-Q filed with the
        Genlyte Group and the banks named           Securities and Exchange
        therein, dated as of May 20, 1994           Commission in July 1994

                                                        Incorporated by
               Description                                Reference to
               -----------                              ---------------

   -    Waiver No. 2 to the Revolving Credit and    Exhibit 4(b) to Genlyte's
        Term Loan Agreement dated June 30,          10-Q filed with the
        1994, by and between The Genlyte Group      Securities and Exchange
        and the applicable banks named therein      Commission in July 1994

   -    Loan Agreement between The Genlyte          Exhibit 4(d) to Genlyte's
        Group Incorporated and Jobs For Fall        10-Q filed with the
        River, Inc., dated as of July 1, 1994       Securities and Exchange
                                                    Commission in July 1994


        Other Exhibits included herein:

        4(c)   -   Loan  Agreement I between The Genlyte Group Incorporated  and
                   Jobs For Fall River, Inc., dated as of July 13, 1994

        4(c)   -   Loan  Agreement II between The Genlyte Group Incorporated and
                   Jobs For Fall River, Inc., dated as of July 13, 1994

        4(c)   -   Loan Agreement III between The Genlyte Group Incorporated and
                   Jobs For Fall River, Inc., dated as of July 13, 1994

        (11)   -   Calculation of Primary and Fully Diluted Earnings per Share
        (13)   -   Annual Report to Stockholders
        (21)   -   Subsidiaries of the Registrant
        (23)   -   Consent of Independent Public Accountants
        (27)   -   Financial Data Schedule


(d) Financial statements (and summarized financial information) of fifty percent or less owned entities accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute significant subsidiaries.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE GENLYTE GROUP INCORPORATED
                                       ------------------------------
                                                  Registrant


Date:  March 23, 1995                             By:  Neil M. Bardach /s/
       ---------------------                           --------------------
                                                       Neil M. Bardach
                                                       V.P. Finance - CFO
                                                       & Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Genlyte and in the capacities and on the date indicated.


   Avrum I. Drazin/s/                                       March 23, 1995
-----------------------------------------------        -------------------
Avrum I. Drazin - Chairman of the Board



   Larry Powers/s/                                          March 23, 1995
-----------------------------------------------        -------------------
Larry Powers - President and Chief Executive Officer
            (Principal Executive Officer)


   Glenn W. Bailey/s/                                       March 23, 1995
-----------------------------------------------        -------------------
Glenn W. Bailey - Director


   Robert B. Cadwallader/s/                                 March 23, 1995
-----------------------------------------------        -------------------
Robert B. Cadwallader - Director


   David Engelman/s/                                        March 23, 1995
-----------------------------------------------        -------------------
David Engelman - Director


   Fred Heller/s/                                           March 23, 1995
-----------------------------------------------        -------------------
Fred Heller - Director


   Frank Metzger/s/                                         March 23, 1995
-----------------------------------------------        -------------------
Frank Metzger - Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE


   TO THE GENLYTE GROUP INCORPORATED:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Genlyte Group Incorporated Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                     ARTHUR ANDERSEN LLP




   New York, New York
   January 26, 1995

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts

                                ($ in thousands)


                                                             Additions
                                             Balance at     Charged to                           (a)         Balance
                                             Beginning       Costs and                          Other         at End
                                              of Year        Expenses        Deductions        Changes       of Year
                                             ----------     ----------       ----------        -------       --------
YEAR-ENDED DECEMBER 31, 1994
------------------------------------------
     Allowance for Doubtful Accounts         $  3,765       $  1,334         $  (1,548)        $    0        $  3,551



YEAR-ENDED DECEMBER 31, 1993
------------------------------------------
     Allowance for Doubtful Accounts         $  5,250       $    407         $  (1,892)        $    0        $  3,765



YEAR-ENDED DECEMBER 31, 1992
------------------------------------------
     Allowance for Doubtful Accounts         $  4,261       $  1,583         $  (1,008)        $  414        $  5,250



(a) Other changes consist primarily of the acquisition of Forecast Lighting and reclassifications.
