Form 10-Q
period 1995-04-01
GENLYTE GROUP INC
filed 1995-05-11
CIK 833076

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended April 1, 1995

                         Commission File Number 0-16960
                                ---------------


                         THE GENLYTE GROUP INCORPORATED
                                100 Lighting Way
                             Secaucus, N. J. 07096
                                 (201) 864-3000

                    Incorporated in Delaware I.R.S. Employer
                         Identification No. 22-2584333


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the issuer's common stock as of May 2, 1995 was 12,833,674.

- --------------------------------------------------------------------------------

                         THE GENLYTE GROUP INCORPORATED
                                   FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 1, 1995





                                     INDEX




PART I. FINANCIAL INFORMATION

        Consolidated Statements of Income for the three
         months ended April 1, 1995 and April 2, 1994 ......... 1

        Consolidated Balance Sheets as of April 1, 1995
         and December 31, 1994 ................................ 2

        Consolidated Statements of Cash Flows for the three
         months ended April 1, 1995 and April 2, 1994.......... 3

        Notes to Consolidated Interim Financial Statements .... 4

        Management's Discussion and Analysis of
         Financial Condition and Results of Operations......... 5


PART II. OTHER INFORMATION .................................... 7


         Calculation of Primary and Fully Diluted
          Earnings Per Share for the three months
          ended April 1, 1995 and April 2, 1994................ 9

         Signature............................................. 10

PART 1   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED APRIL 1, 1995 AND
                                 APRIL 2, 1994
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                           1995            1994
                                                         --------       --------

Net Sales ........................................       $110,238       $100,271
Cost of Sales ....................................         77,419         69,401
Gross Profit .....................................         32,819         30,870
  Selling and Administrative Expenses ............         26,729         25,741
Operating Profit .................................          6,090          5,129
  Corporate Expenses .............................          1,160          1,210
  Interest Expense, net ..........................          2,087          1,630
Income Before Income Taxes .......................          2,843          2,289
  Provision for Income Taxes .....................          1,221          1,025
Net Income .......................................       $  1,622       $  1,264
Earnings per Share ...............................       $    .13       $    .10



The accompanying notes are an integral part of these consolidated financial statements.

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF APRIL 1, 1995 AND DECEMBER 31, 1994

                                (000'S OMITTED)



                                                                                                          (unaudited)
                                                                                                            4/1/95        12/31/94
                                                                                                           ---------      ---------

ASSETS:
Current Assets:
  Cash and cash equivalents ................................................................          $   1,460           $   3,240
  Accounts receivable, less allowances for
    doubtful accounts of $3,976 and $3,551, respectively ...................................             66,341              65,486
  Inventories:
    Raw materials and supplies .............................................................             28,389              29,051
    Work in progress .......................................................................              9,529               9,683
    Finished goods .........................................................................             48,232              45,604
    Total Inventories ......................................................................             86,150              84,338
  Other current assets .....................................................................              7,650               7,904
    Total current assets ...................................................................            161,601             160,968
Property, plant and equipment, at cost .....................................................            223,370             220,853
Less:  accumulated depreciation and  amortization on plant and equipment ...................            155,603             151,958
  Net property, plant and equipment ........................................................             67,767              68,895
Cost in excess of net assets of purchased businesses, net ..................................             12,142              12,183
Other assets ...............................................................................              1,636               1,768
TOTAL ASSETS ...............................................................................          $ 243,146           $ 243,814

LIABILITIES & STOCKHOLDERS' INVESTMENT:
Current Liabilities:
  Short term borrowings ....................................................................          $     475           $   1,050
  Current maturities of long-term debt .....................................................                 47                  45
  Accounts payable .........................................................................             35,356              39,927
  Accrued expenses .........................................................................             26,217              29,596
    Total current liabilities ..............................................................             62,095              70,618
Long-term debt .............................................................................             94,799              88,952
Deferred income taxes ......................................................................              5,781               5,781
Other liabilities ..........................................................................             13,985              13,657
    Total liabilities ......................................................................            176,660             179,008
Stockholders' Investment:
  Common stock .............................................................................                128                 128
  Paid-in capital ..........................................................................              9,881               9,881
  Foreign currency translation adjustment ..................................................             (2,528)             (2,586)
  Retained earnings ........................................................................             59,005              57,383
    Total stockholders' investment .........................................................             66,486              64,806
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT .............................................          $ 243,146           $ 243,814



The accompanying notes are an integral part of these consolidated financial statements.

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 1, 1995 AND APRIL 2, 1994
                          (000'S OMITTED) (Unaudited)




                                                                                                             1995             1994
                                                                                                           -------          -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income .....................................................................................         $ 1,622          $ 1,264
  Adjustments to reconcile net income to net cash
    flows provided (used) by operating activities:
      Depreciation and amortization ..............................................................           3,894            4,079
      (Increase) decrease in:
        Accounts receivable ......................................................................            (855)          (1,624)
        Inventories ..............................................................................          (1,812)          (2,860)
        Other current assets .....................................................................             254             (875)
        Other assets .............................................................................             132             (123)
      Increase (decrease) in:
        Accounts payable and accrued expenses ....................................................          (7,950)          (2,232)
        Other liabilities ........................................................................             328              293
        Deferred income taxes ....................................................................            --                (26)
      All other, net .............................................................................             (66)               1
  Net cash flows provided (used) by operating ....................................................          (4,453)          (2,103)
    activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment ................................................................          (2,682)          (2,223)
  Disposal of plant and equipment ................................................................              17             --
  Net cash flows provided (used) in investing ....................................................          (2,665)          (2,223)
    activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock .....................................................................            --               --
  Options exercised ..............................................................................            --               --
  Increase/(decrease) in debt to outsiders .......................................................           5,274            3,584
  Net cash flows provided (used) in financing ....................................................           5,274            3,584
    activities

EFFECT OF EXCHANGE RATE CHANGES ..................................................................              64             (352)
  Net increase in cash and cash
    equivalents ..................................................................................          (1,780)          (1,094)
  Cash and cash equivalents at beginning of year .................................................           3,240            3,319
  Cash and cash equivalents at end of quarter ....................................................         $ 1,460          $ 2,225

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION - CASH PAID DURING THE THREE
MONTH PERIOD FOR:
    Interest .....................................................................................         $ 1,886          $ 1,540
    Income taxes .................................................................................         $   186          $ 1,196





The accompanying notes are an integral part of these consolidated financial statements.

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              AS OF APRIL 1, 1995
                                  (Unaudited)






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

2.       Consolidated Statement of Stockholders' Investment ($ in 000's):




                                                            Foreign
                                                            Currency
                                         Common   Paid-in  Translation Retained
                                         Stock    Capital   Adjustment Earnings
                                        -------   -------  ----------- --------


Balance, December 31, 1994 ........    $   128    $ 9,881    $(2,586)   $57,383
Net Income ........................         --         --         --      1,622
Options Exercised .................         --         --         --         --
Treasury Stock Purchased ..........         --         --         --         --
Translation Adjustments ...........         --         --         58         --
Balance, April 1, 1995 ............    $   128    $ 9,881    $(2,528)   $59,005

Management's Discussion and Analysis


Comparison of First Quarter 1995 to First Quarter 1994

Net sales for the first quarter of 1995 increased $10.0 million, or 9.9 percent from the same quarter of 1994. Net income increased 28.3 percent to $1.6 million from $1.3 million in 1994 and earnings per share increased 30 percent from $.10 to $.13 on a comparable number of outstanding shares. All divisions experienced sales growth from the first quarter of 1994 except the DFT Division. In addition, the decline in the Canadian exchange rate by approximately 3 points from the prior year's first quarter reduced Genlyte's reported sales by $.8 million despite sales growth in the Company's Canadian operations.

Selling and administrative expense for first quarter 1995 as a percent of sales improved 1.4 percent from the first quarter of 1994. Headcount and other cost reductions implemented during 1994, coupled with the absence of DFT transition expenses, account for the improvement.

Operating profit increased in the first quarter of 1995 to $6.1 million, an 18.7 percent improvement from the first quarter of 1994. Lightolier U.S.'s increase in operating profit resulted from increased sales volume, ongoing facility rationalization, and cost reduction programs resulting in lower fixed costs and operating efficiencies. DFT's operating profits decreased when compared to the same period in 1994, primarily due to lower sales volume and additions to bad debt and inventory reserves. Other divisions such as Stonco, Wide-Lite, Hadco, and Canlyte each experienced volume increases, favorable operating variances, and effective cost reductions which resulted in additional operating profit.

Interest expense increased $.5 million from first quarter of 1994. The increase was due entirely to rising interest rates, as average borrowings for the period were lower than the corresponding period of 1994.

In the first quarter 1995 the effective tax rate decreased to 43 percent from 45 percent in the first quarter of 1994.

Financial Condition

Working capital for the first quarter of 1995 improved, as a percent of sales, from the first quarter of 1994. Accounts receivable at 15.0 percent of sales and accounts payable at 8.0 percent of sales were virtually unchanged, while inventory levels decreased from 21.6 percent of sales to 19.5 percent of sales. Debt increased by $5.3 million or 5.9 percent primarily to fund the growth in sales.

Liquidity and Capital Resources


In the fourth quarter 1992, the Company recorded a pre-tax charge of $6.2 million to establish a reserve for the costs associated with the Company's decision to consolidate facilities and improve the manufacturing processes in its remaining plants. The Company's facility rationalization plan included: relocation of DFT's leased manufacturing and distribution operations in Cleveland, Ohio to an existing, owned facility in Elgin, Illinois; closure of its Prodel operations in Quebec City, Canada, and sale of the existing building; downsizing of manufacturing and distribution facilities in Edison, New Jersey and Compton, California; and the transfer of certain Lightolier headquarters staff to Lightolier's expanded Fall River, Massachusetts facility. The Company intended to complete all aspects of the facility rationalization plan during 1993 but union negotiations and construction at the Fall River facility created significant delays in implementation. As a result, charges against the reserve in 1993 totalled only $.7 million of which $.4 million required cash. During 1994 the Company charged an additional $4.6 million against the reserve, using cash of $4.1 million. During 1995 the remaining $.9 million of the reserve will be utilized. Charges against the reserve through the first quarter of 1995 are summarized in the following table:





Category                                                                Charges
Personnel Relocation Costs ..................................            $3,066
Severance Costs .............................................             1,706
Inventory Write-down ........................................               407
Plant and Equipment Write-downs .............................               465
Other Costs .................................................                39
Total .......................................................            $5,683



Location                                                                Charges
Elgin .......................................................            $2,600
Headquarters ................................................             1,771
Prodel ......................................................             1,312
Total .......................................................            $5,683

Proceeds form the sale of the Prodel facility were received in September 1994. The Company expects the facility rationalization plan to generate operating profit improvements, primarily representing labor cost savings, in excess of $4.4 million per year beginning in 1995. Specific results will be difficult to measure as operating efficiencies may occur for reasons not directly associated with the consolidation process.

The Company expects funds generated from operations to be sufficient to fulfill anticipated requirements for capital expenditures and working capital.

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

               The Genlyte Group Incorporated has been named as one of a number of corporate and individual defendants in several actions commenced in August 1993 in the U.S. District Court in New York. The actions are on behalf of a purported class of alleged creditors of Keene Corporation ("Keene"), seeking from the defendants damages of an unspecified amount, rescission of certain asset sale and stock transactions and other relief. With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation. The suits also allege that Genlyte, as well as the other corporate defendants, were successors to and alter egos of Keene. The cases were stayed by order of the United States Bankruptcy Court due to the December 1993 filing by Keene of a petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code.

               On May 3, 1995, the Bankruptcy Court of the Southern District of New York approved a stipulation among Keene, its Official Committee of Unsecured Creditors (the "Committee"), and the Court Appointed Legal Representative for Future Claimants authorizing the Committee to prosecute any actions alleging wrongful transfers of the nature alleged above. The Committee was directed to file a new complaint with the Bankruptcy Court, to be prosecuted against Genlyte and others on terms and conditions to be determined in a hearing before the Bankruptcy Court scheduled for June 1995. The filing of such complaint and prosecution thereof will be instead of the pending but stayed actions in the District Court. Genlyte continues to believe it has meritorious defenses to any such compliant and will defend the related action vigorously.

ITEM 2.  Changes in Securities

         Not Applicable.

ITEM 3.  Defaults Upon Senior Securities

         Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

ITEM 5.  Other Information

         Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 11:      Calculation of Primary and Fully
                                   Diluted Earnings Per Share

                  Exhibit 27: Requirements for the Format and Input of Financial Data Schedules


         (b)      Reports on Form 8-K:  None

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      THE GENLYTE GROUP INCORPORATED
                                      (Registrant)






Date:     May 10, 1995               /s/ Neil M. Bardach
                                     --------------------------------
                                         Neil M. Bardach
                                     Vice President Finance, CFO, and Treasurer