Form 10-Q
period 1995-07-01
GENLYTE GROUP INC
filed 1995-08-15
CIK 833076

--------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 1, 1995

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the issuer's common stock as of July 31, 1995 was 12,844,174.



         --------------------------------------------------------------

                         THE GENLYTE GROUP INCORPORATED
                                   FORM 10-Q
                       FOR THE QUARTER ENDED JULY 1, 1995





                                     INDEX




PART I.  FINANCIAL INFORMATION

         Consolidated Statements of Income for the three
           months ended July 1, 1995 and July 2, 1994.........................1

         Consolidated Statements of Income for  the six
           months ended July 1, 1995 and July 2, 1994.........................2

         Consolidated Balance Sheets as of July 1, 1995
           and December 31, 1994............................................. 3

         Consolidated Statements of Cash Flows for the six
           months ended July 1, 1995 and July 2, 1994........................ 4

         Notes to Consolidated Interim Financial Statements. ................ 5

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................... 6


PART II. OTHER INFORMATION................................................... 8

         Calculation of Primary and Fully Diluted
           Earnings Per Share for the three months
           ended July 1, 1995 and July 2, 1994............................... 9

         Calculation of Primary and Fully Diluted
           Earnings Per Share for the six months
           ended July 1, 1995 and July 2, 1994............................... 10

         Signature........................................................... 11

PART 1 FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED JULY 1, 1995 AND
                                  JULY 2, 1994
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                 1995                    1994
                                              ---------               ---------
Net Sales ..................................  $ 110,967               $ 108,829
  Cost of Sales ............................     77,519                  75,905
Gross Profit ...............................     33,448                  32,924
  Selling and Administrative Expenses ......     26,840                  27,093
Operating Profit ...........................      6,608                   5,831
  Corporate Expenses .......................      1,122                   1,193
  Interest Expense, net ....................      2,129                   1,858
Income Before Income Taxes .................      3,357                   2,780
  Provision for Income Taxes ...............      1,446                   1,202
Net Income .................................  $   1,911               $   1,578
Earnings per Share .........................  $     .15               $     .12



The accompanying notes are an integral part of these consolidated financial statements.

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS




                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                 1995                    1994
                                              ---------               ---------
Net Sales ................................    $ 221,205               $ 209,100
  Cost of Sales ..........................      154,938                 145,306
Gross Profit .............................       66,267                  63,794
  Selling and Administrative Expenses ....       53,569                  52,834
Operating Profit .........................       12,698                  10,960
  Corporate Expenses .....................        2,282                   2,403
  Interest Expense, net ..................        4,216                   3,488
Income Before Incomeaxes .................        6,200                   5,069
  Provision for Income Taxes .............        2,667                   2,227
Net Income ...............................    $   3,533               $   2,842
Earnings per Share .......................    $     .28               $     .22



The accompanying notes are an integral part of these consolidated financial statements.

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 1, 1995 AND DECEMBER 31, 1994


                                (000'S OMITTED)





                                                                                                 (unaudited)

                                                                                                    7/1/95              12/31/94
                                                                                                   -------              --------
ASSETS:
Current Assets:
  Cash and cash equivalents ..........................................................            $  1,959              $  3,240
  Accounts receivable, less allowances for
    doubtful accounts of $4,304 and $3,551, respectively .............................              67,474                65,486
 Inventories:
    Raw materials and supplies .......................................................              27,757                29,051
    Work in progress .................................................................               9,745                 9,683
    Finished goods ...................................................................              47,340                45,604
    Total Inventories ................................................................              84,842                84,338
  Other current assets ...............................................................              10,467                 7,904
    Total current assets .............................................................             164,742               160,968
Property, plant and equipment, at cost ...............................................             225,894               220,853
Less:  accumulated depreciation and amortization on plant and equipment ..............             159,291               151,958
    Net property, plant and equipment ................................................              66,603                68,895
Cost in excess of net assets of purchased businesses .................................              12,104                12,183
Other assets .........................................................................               3,292                 1,768
TOTAL ASSETS .........................................................................            $246,741              $243,814


LIABILITIES & STOCKHOLDERS' INVESTMENT:
Current Liabilities:
  Short-term borrowings ..............................................................            $      0            $    1,050
  Current maturities of long-term debt ...............................................                  47                    45
  Accounts payable ...................................................................              34,805                39,927
  Accrued expenses ...................................................................              28,356                29,596
    Total current liabilities ........................................................              63,208                70,618
Long-term debt .......................................................................              92,073                88,952
Deferred income taxes ................................................................               5,791                 5,781
Other liabilities ....................................................................              16,851                13,657
    Total liabilities ................................................................            $177,923              $179,008
Stockholders' Investment:
  Common stock .......................................................................                 128                   128
  Paid-in capital ....................................................................               9,931                 9,881
  Foreign currency translation adjustment ............................................              (2,157)               (2,586)
  Retained earnings ..................................................................              60,916                57,383
    Total stockholders' investment ...................................................              68,818                64,806
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT .......................................            $246,741              $243,814




The accompanying notes are an integral part of these consolidated balance sheets.

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994
                          (000'S OMITTED) (Unaudited)




                                                                                                1995                 1994
                                                                                              -------              -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ........................................................................         $ 3,533              $ 2,842
  Adjustments to reconcile net income to net cash
    flows provided (used) by operating activities:
      Depreciation and amortization .................................................           7,535                8,154
      (Increase) decrease in:
        Accounts receivable .........................................................          (1,988)             (10,905)
        Inventories .................................................................            (504)              (2,889)
        Other current assets ........................................................          (2,563)              (1,410)
        Other assets ................................................................          (1,647)                (252)
      Increase (decrease) in:
        Accounts payable and accrued expenses .......................................          (6,362)               2,771
        Other liabilities ...........................................................           3,194                  567
        Deferred income Taxes .......................................................              10                  (25)
      All other, net ................................................................               0                   72
  Net cash flows provided (used) by operating
    activities ......................................................................           1,208               (1,075)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Options exercised .................................................................              50                    0
  Increase in debt to outsiders .....................................................           2,073                5,560
  Net cash flows provided from financing
    activities ......................................................................           2,123                5,560
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment ...................................................          (5,201)              (4,845)
  Disposal of plant and equipment ...................................................             666                    0
  Net cash flows provided (used) in investing
    activities ......................................................................          (4,535)              (4,845)
EFFECT OF EXCHANGE RATE CHANGES .....................................................             (77)                (342)
  Net increase/(decrease) in cash and cash
    equivalents .....................................................................          (1,281)                (702)
  Cash and cash equivalents at beginning of year ....................................           3,240                3,319
  Cash and cash equivalents at end of period ........................................         $ 1,959              $ 2,617
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION  - CASH PAID  DURING THE SIX
MONTH PERIOD FOR:
    Interest ........................................................................         $ 3,957              $ 3,743
    Income taxes ....................................................................         $ 3,394               $3,297




The accompanying notes are an integral part of these consolidated financial statements.

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               AS OF JULY 1, 1995
                                  (Unaudited)






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

2.       Consolidated Statement of Stockholders' Investment ($ in 000's):






                                                        Foreign
                                          Additional    Currency
                                Common     Paid-in     Translation     Retained
                                 Stock     Capital      Adjustment     Earnings
                                -------   ----------   -----------     --------

Balance, December 31, 1994 .... $  128     $ 9,881      $ (2,586)       $57,383
Net Income ....................     -          -             -            3,533
Options Exercised .............     -           50           -              -
Treasury Stock purchased ......     -          -             -              -
Translation Adjustments .......     -          -             429            -
Balance, July 1, 1995 ......... $  128     $ 9,931      $ (2,157)       $60,916

Management's Discussion and Analysis

RESULTS OF OPERATIONS:

Comparison of Second Quarter 1995 to Second Quarter 1994

Genlyte's net sales for the second quarter of 1995 were $111.0 million, a $2.1 million, or 2 percent increase from the second quarter of 1994. Net income increased $.3 million from the second quarter of 1994 to $1.9 million and earnings per share increased 25 percent from $.12 to $.15 on a comparable number of outstanding shares. The Canadian exchange rate was comparable to second quarter of 1994.

Selling and administrative expenses for the second quarter 1995 improved by seven tenths of 1 percent as a percent of sales from the second quarter of 1994. Headcount and other cost reductions implemented during 1994, coupled with the reduction of DFT transition expenses, account for the improvement.

Operating profit increased in the second quarter of 1995 to $6.6 million, a 13 percent improvement from the second quarter of 1994. The improvement in operating profit was attributable to an increased sales volume of higher margin products, principally in the outdoor divisions, and improvements in manufacturing productivity.

For the quarter ended July 1, 1995, interest expense amounted to $2.1 million, representing an increase of $.3 million, or 14.6 percent, over the comparable quarter of 1994. This increase was completely attributable to the rising interest rates, as average borrowings for the period were lower than the corresponding period of 1994.

The second quarter 1995 effective tax rate remained constant at 43 percent from second quarter 1994.


Comparison of First Six Months 1995 to First Six Months 1994

During the first six months of 1995, Genlyte's net sales increased $12.1 million, or 5.8 percent, to $221.2 million as compared to $209.1 million during the first six months of 1994. Net income increased 24.3 percent to $3.5 million from $2.8 million in 1994 and earnings per share increased 27.3 percent from $.22 to $.28 on a comparable number of outstanding shares. All divisions experienced sales growth from the first six months of 1994 except the DFT division. In addition, the Canadian exchange rate decline of approximately 1.5 points from 1994 to 1995 reduced Genlyte's recorded sales by $.7 million, despite sales growth in the Company's Canadian operations.

Selling and administrative expenses for the first six months of 1995 were $53.6 million, 24.2 percent of sales, as compared to $52.8 million, or 25.3 percent of sales in 1994. Variable expenses necessary to support the increase in sales volume were slightly offset by headcount reductions and the reduction of DFT transition expenses.

Operating profit  increased in the first six months of 1995 to $12.7 million,  a
15.9 percent improvement from the comparable period of 1994. Lightolier U.S. realized an increase in operating profit as compared to the prior year due to increased sales of higher margin products and ongoing facility rationalizations. DFT experienced a decrease in operating profit, primarily due to lower sales volume and additions to bad debt and inventory reserves. Stonco, Wide-Lite, Hadco and Canlyte each experienced volume increases, favorable operating variances, and effective cost reductions which resulted in additional operating profit.

For the six month period ended July 1, 1995, interest expense increased to $4.2 million from 3.5 million for the comparable period of 1994. The increase was due entirely to rising interest rates, as average borrowings for the period were lower than the corresponding period of 1994.

In the first half of 1995 the effective tax rate decreased to 43 percent from 44 percent in the first half of 1994.


Financial Condition

Working capital for the first half of 1995 improved as a percent of sales (last three months annualized) from the first half of 1994. Accounts receivable at
15.2 percent of sales, accounts payable at 7.8 percent and inventories at 19.1 percent were lower than 1994's 16.1 percent of sales, 8.3 percent and 19.9 percent, respectively. Debt increased $2.1 million, or 2.3 percent, primarily to fund the growth in sales.


Liquidity and Capital Resources

In the fourth quarter 1992, the Company recorded a pre-tax charge of $6.2 million to establish a reserve for the costs associated with the Company's decision to consolidate facilities and improve the manufacturing processes in its remaining plants. The Company's facility rationalization plan included: relocation of DFT's leased manufacturing and distribution operations in Cleveland, Ohio to an existing, owned facility in Elgin, Illinois; closure of its Prodel operations in Quebec City, Canada, and sale of the existing building; downsizing of manufacturing and distribution facilities in Edison, New Jersey and Compton, California; and the transfer of certain Lightolier headquarters staff to Lightolier's expanded Fall River, Massachusetts facility. The Company intended to complete all aspects of the facility rationalization plan during 1993 but union negotiations and construction at Fall River facility created significant delays in implementation. As a result, charges against the reserve in 1993 totaled only $.7 million of which $.4 million required cash. During 1994 the Company charged an additional $4.6 million against the reserve, using cash of $4.1 million. During 1995 the remaining $.9 million of the reserve will be utilized. Charges against the reserve through the second quarter of 1995 are summarized in the following table:

          Category                                                      Charges

            Personnel Relocation Costs ..........................        $3,072
            Severance Costs .....................................         1,877
            Inventory Write-down ................................           407
            Plant and Equipment Write-downs .....................           465
            Other Costs .........................................            50
              Total .............................................        $5,871


          Location                                                      Charges

            Elgin ...............................................        $2,600
            Headquarters ........................................         1,959
            Prodel ..............................................         1,312
              Total .............................................        $5,871


Proceeds from the sale of the Prodel facility were received in September 1994. The Company expects the facility rationalization plan to generate operating profit improvements, primarily representing labor cost savings, in excess of $4.4 million per year beginning in 1995. Specific results will be difficult to measure as operating efficiencies may occur for reasons not directly associated with the consolidation process. However, the facility rationalization plan will continue the Company's ability to develop and deliver market-responsive products, shorten new product lead times, improve customer service, and become a low-cost producer.

The Company expects funds generated from operations to continue to be sufficient to fulfill anticipated requirements for capital expenditures and working capital and to service debt requirements.

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Genlyte has been named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation ("Keene"). Except for the last count, as discussed below, the claims and causes of action are substantially the same as were brought against Genlyte in the U.S. District Courts in New York in August 1993, which cases remain stayed due to the pendency of Keene's bankruptcy. The new complaint is being prosecuted by the Official Committee of Unsecured Creditors of Keene, seeking from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions and other relief. With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation. The complaint also challenges Bairnco's spin-off of Genlyte in August 1988. Other allegations are that Genlyte, as well as the other corporate defendants, are liable as corporate successors to Keene. The complaint fails to specify the amount of damages sought against Genlyte. The complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act.

     On July 17, 1995, the Bankruptcy Court of the Southern District of New York stayed the adversary proceeding until September 30, 1995. Genlyte is precluded from answering the complaint or otherwise moving to dismiss the action prior to that date. Genlyte believes that it has meritorious defenses to the adversary proceeding and will defend said action vigorously.


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





                                     THE GENLYTE GROUP INCORPORATED
                                     (Registrant)




Date: August 14, 1995                /s/ Neil M. Bardach
                                     -------------------------------
                                         Neil M. Bardach
                                     Vice President Finance, CFO, and Treasurer