Form 10-Q
period 1995-09-30
GENLYTE GROUP INC
filed 1995-11-14
CIK 833076

------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1995

                         Commission File Number 0-16960


                                   ----------



                         THE GENLYTE GROUP INCORPORATED
                                100 Lighting Way
                               Secaucus, NJ 07096
                                  201-864-3000


    Incorporated in Delaware I. R. S. Employer Identification No. 22-2584333



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's common stock as of October 17, 1995 was 12,864,299.


             ------------------------------------------------------

                         THE GENLYTE GROUP INCORPORATED
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                     INDEX



PART I.  FINANCIAL INFORMATION

         Consolidated Statements of Income for the three
           months ended September 30, 1995 and October 1, 1994................1

         Consolidated Statements of Income for the nine
           months ended September 30, 1995 and October 1, 1994................2

         Consolidated Balance Sheets as of September 30, 1995
           and December 31, 1994..............................................3

         Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1995 and October 1, 1994................4

         Notes to Consolidated Interim Financial Statements...................5

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................6

PART II. OTHER INFORMATION....................................................9

         Calculation of Primary and Fully Diluted
           Earnings Per Share for the three months
           ended September 30, 1995 and October 1, 1994.......................11

         Calculation of Primary and Fully Diluted
           Earnings Per Share for the nine months
           ended September 30, 1995 and October 1, 1994.......................12

         Signature............................................................13

PART I   FINANCIAL INFORMATION

ITEM I   FINANCIAL STATEMENTS


                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND
                                OCTOBER 1, 1994
                     (000's OMITTED, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                1995                      1994
                                              --------                  --------
Net Sales                                     $112,908                  $111,836
  Cost of Sales                                 78,912                    79,142
Gross Profit                                    33,996                    32,694
  Selling and Administrative Expenses           27,039                    26,848
Operating Profit                                 6,957                     5,846
  Corporate Expenses                             1,185                     1,287
  Interest Expense, net                          1,978                     1,928
Income Before Income Taxes                       3,794                     2,632
  Provision for Income Taxes                     1,625                     1,158
Net Income                                      $2,169                  $  1,475
Earnings per Share                                $.17                      $.12


The accompanying notes are an integral part of these consolidated financial statements.

PART I   FINANCIAL INFORMATION

ITEM I   FINANCIAL STATEMENTS


                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1 1994
                     (000's OMITTED, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                1995                      1994
                                              --------                  --------
Net Sales                                     $334,113                  $320,936
  Cost of Sales                                233,850                   224,449
Gross Profit                                   100,263                    96,487
  Selling and Administrative Expenses           80,608                    79,683
Operating Profit                                19,655                    16,804
  Corporate Expenses                             3,467                     3,690
  Interest Expense, net                          6,194                     5,415
Income Before Income Taxes                       9,994                     7,701
  Provision for Income Taxes                     4,292                     3,383
Net Income                                      $5,702                    $4,317
Earnings per Share                                $.45                      $.34


The accompanying notes are an integral part of these consolidated financial statements.

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                (000's OMITTED)



                                                                                (Unaudited)
                                                                                  9/30/95               12/31/94
                                                                                  -------               --------
ASSETS:
Current Assets:
  Cash and cash equivalents                                                       $ 2,411                $ 3,240
  Accounts receivable, less allowances for doubtful
    accounts of $4,350 and $3,551, respectively                                    71,552                 65,486
 Inventories:
    Raw materials and supplies                                                     26,388                 29,051
    Work in progress                                                                9,805                  9,683
    Finished goods                                                                 47,262                 45,604
    Total Inventories                                                              83,455                 84,338
  Other current assets                                                             10,647                  7,904
    Total current assets                                                          168,065                160,968
  Property, plant, and equipment, at cost                                         227,964                220,853
  Less: accumulated depreciation and amortization on plant and equipment          162,673                151,958
    Net property, plant, and equipment                                             65,291                 68,895
  Cost in excess of net assets of purchased businesses                             12,065                 12,183
  Other assets                                                                      4,098                  1,768
  TOTAL ASSETS                                                                   $249,519               $243,814


LIABILITIES & STOCKHOLDERS' INVESTMENT:
Current Liabilities:
  Short-term borrowings                                                          $  2,000               $  1,050
  Current maturities of long-term debt                                                 47                     45
  Accounts payable                                                                 35,439                 39,927
  Accrued expenses                                                                 30,322                 29,596
    Total current liabilities                                                      67,808                 70,618
  Long-term debt                                                                   87,561                 88,952
  Deferred income taxes                                                             5,804                  5,781
  Other liabilities                                                                16,815                 13,657
    Total liabilities                                                            $177,988               $179,008
  Stockholders' Investment:
    Common stock                                                                      128                    128
    Paid-in capital                                                                10,028                  9,881
    Foreign currency translation adjustment                                        (1,710)                (2,586)
    Retained earnings                                                              63,085                 57,383
      Total stockholders' investment                                               71,531                 64,806
  TOTAL LIABILITIES AND STOCKHOLDERS'INVESTMENT                                  $249,519               $243,814



The accompanying notes are an integral part of these consolidated financial statements.

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
                                (000's OMITTED)
                                  (Unaudited)





                                                                                    1995                  1994
                                                                                  -------               -------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $ 5,702               $ 4,317
  Adjustments to reconcile net income to net cash
    flows provided (used) by operating activities:
      Depreciation and amortization                                                11,020                12,109
      (Increase) decrease in:
        Accounts receivable                                                        (6,066)              (11,627)
        Inventories                                                                   883                   466
        Other current assets                                                       (2,743)                 (762)
        Other assets                                                               (2,517)                  204
      Increase (decrease) in:
        Accounts payable and accrued expenses                                      (3,762)                2,044
        Other liabilities                                                           3,158                   777
        Deferred income taxes                                                          23                    (8)
      All other, net                                                                    0                   379
  Net cash flows provided by operating activities                                   5,698                 7,899
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of plant and equipment                                                 (7,388)               (8,261)
  Disposals of plant and equipment                                                  1,386                   628
  Net cash flows used in investing activities                                      (6,002)               (7,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Options exercised                                                                   147                     0
  Decrease in debt to outsiders                                                      (439)                2,438
  Net cash flows provided in financing activities                                    (292)                2,438
EFFECT OF EXCHANGE RATE CHANGES                                                      (233)                 (329)
  Net increase/(decrease) in cash and cash equivalents                               (829)                2,375
  Cash and cash equivalents at beginning of year                                    3,240                 3,319
  Cash and cash equivalents at end of period                                       $2,411                $5,694
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION  -- CASH PAID DURING THE NINE
MONTH PERIOD FOR:
    Interest                                                                       $5,780                $5,716
    Income taxes                                                                   $4,903                $3,239



The accompanying notes are an integral part of these consolidated financial statements.

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1995
                                  (Unaudited)



1. Accounting Policies


The consolidated financial statements included in this report were prepared in conformity with the accounting standards set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," as amended, and the rules and regulations of the Securities and Exchange Commission related to interim reporting. During the periods shown, there were no changes in accounting principles or practices from those applied in prior periods.

2. Consolidated Statement of Stockholders' Investment ($ in 000s):


                                                                         Foreign
                                            Add'l         Currency
                               Common      Paid in      Translation     Retained
                               Stock       Capital       Adjustment     Earnings
                               ------      -------      -----------     --------

Balance, December 31, 1994     $ 128       $ 9,881       $ (2,586)      $ 57,383
Net Income                       --            --             --           5,702
Options Exercised                --            147            --             --
Treasury Stock purchased         --            --             --             --
Translation Adjustments          --            --             876            --
Balance, October 1, 1994       $ 128       $10,028       $ (1,710)      $ 63,085

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS:

Comparison of Third Quarter 1995 to Third Quarter 1994

Genlyte's net sales for the third quarter of 1995 were $112.9 million, a $1.1 million or 1 percent increase from the third quarter of 1994. Net income increased $.7 million from the third quarter of 1994 to $2.2 million and earnings per share increased from $.12 to $.17 on a comparable number of outstanding shares. All divisions experienced sales growth from the third quarter of 1994 except Diamond F. The Canadian exchange rate improved by approximately 1 percentage point, accounting for some of the Canadian growth.

Selling, general, and administrative expenses for the third quarter 1995 improved as a percent of sales when compared to the third quarter 1994. The Company continued to benefit from cost containment efforts by all divisions.

Gross profit increased to $34 million, or 30.1 percent of sales, as compared to $32.7 million, or 29.2 percent of sales in the third quarter of 1994. The $1.3 million increase reflects the improved sales volume, in conjunction with ongoing cost containment efforts, positive results from facility rationalizations, and a de-emphasis of lower margin products.

Interest expense was approximately the same as the third quarter of 1994, with lower average borrowings offset by higher interest rates.

The effective tax rate was 43 percent and 44 percent for third quarter 1995 and 1994, respectively.


Comparison of First Nine Months 1995 to First Nine Months 1994

During the first nine months of 1995, Genlyte's net sales increased $13.2 million, or 4.1 percent, to $334.1 million as compared to $320.9 million during the first nine months of 1994. Net income increased 32.1 percent to $5.7 million from $4.3 million in 1994 and earnings per share increased 32 percent from $.34 to $.45 on a comparable number of outstanding shares. All divisions experienced sales growth from the first nine months of 1994 except the Diamond F division. The Canadian exchange rate for the first nine months of 1995 was comparable to the first nine months of 1994.

Selling, general, and administrative expenses for the first nine months of 1995 were $80.6 million, or 24.1 percent of sales as compared to $79.7 million or
24.8 percent of sales. Variable expenses supporting the sales volume increases were partially offset by headcount and cost reduction efforts.

Gross Profit was $100.3 million, or 30 percent of sales, which is consistent when compared to the third quarter of 1994 gross profit of $96.5 million, or
30.1 percent of sales.

For the nine month period ended September 30, 1995, interest expense increased to $6.2 million from $5.4 million for the comparable period of 1994. The increase was due primarily to rising interest rates, as average borrowings for the period were lower than the corresponding period of 1994.

In the first nine months of 1995 the effective tax rate decreased to 43 percent from 44 percent in the first nine months of 1994.


Financial Condition

Working capital for the first nine months of 1995 remained constant as a percent of sales (last three months annualized) from the first nine months of 1994. Accounts receivable at 15.8 percent of sales, accounts payable at 7.9 percent and inventories at 18.5 percent were comparable to 1994's 15.8 percent of sales, 8 percent and 18.6 percent, respectively. Debt decreased $.4 million during the first nine months of 1995 as compared to 1994.


Liquidity and Capital Resources

In the fourth quarter 1992, the Company recorded a pre-tax charge of $6.2 million to establish a reserve for the costs associated with the Company's decision to consolidate facilities and improve the manufacturing processes in its remaining plants. The Company's facility rationalization plan included: relocation of DFT's leased manufacturing and distribution operations in Cleveland, Ohio to an existing, owned facility in Elgin, Illinois; closure of its Prodel operations in Quebec City, Canada, and sale of the existing building; downsizing of manufacturing and distribution facilities in Edison, New Jersey and Compton, California; and the transfer of certain Lightolier headquarters staff to Lightolier's expanded Fall River, Massachusetts facility. The Company intended to complete all aspects of the facility rationalization plan during 1993 but union negotiations and construction at the Fall River facility created significant delays in implementation. As a result, charges against the reserve in 1993 totaled only $.7 million of which $.4 million required cash. During 1994 the Company charged an additional $4.6 million against the reserve, using cash of $4.1 million. During 1995 the remaining $.9 million of the reserve will be utilized. Charges against the reserve through the third quarter of 1995 are summarized in the following table:

          Category                                                      Charges

            Personnel Relocation Costs                                   $3,079
            Severance Costs                                               1,919
            Inventory Write-down                                            407
            Plant and Equipment Write-downs                                 465
            Other Costs                                                      63

                   Total                                                 $5,933


          Location                                                      Charges

                   Elgin                                                 $2,600
                   Headquarters                                           2,021
                   Prodel                                                 1,312
                   Total                                                 $5,933


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

The Bankruptcy Court of the Southern District of New York stayed the adversary proceeding until November 30, 1995. Genlyte is precluded from answering the complaint or otherwise moving to dismiss the action prior to that date. Genlyte believes that it has meritorious defenses to the adversary proceeding and will defend said action vigorously.

ITEM 2.  Changes in Securities
                  Not applicable

ITEM 3.  Defaults Upon Senior Securities
                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
                  Not applicable

ITEM 5.  Other Information
                  Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K
          (a)     Exhibit 4 -- Loan Agreement between The Genlyte Group
                               Incorporated and Jobs For Fall River, Inc., dated August 29, 1995.

                  Exhibit 11 -- Calculation of Primary and Fully Diluted
                                Earnings Per Share

                  Exhibit 27 -- Requirements for the Format and Input of
                                Financial Data Schedules

          (b)     Reports on Form 8-K -- none

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         THE GENLYTE GROUP INCORPORATED
                                           (Registrant)




Date: November 13, 1995                     /s/ Neil M. Bardach
                                           ------------------------
                                Neil M. Bardach
                              VP - CFO & Treasurer