Form 10-K405
period 1995-12-31
GENLYTE GROUP INC
filed 1996-03-29
CIK 833076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1995

                         Commission file number: 0-16960

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

     Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:


                                                  Name of Each Exchange
Title of Each Class                               on which Registered
-------------------                               -------------------
Common Stock, par value                           NASDAQ National Market System
$.0l per share


Number of shares of Common Stock (par value $.0l per share) outstanding as of March 1, 1996: 12,944,466

Aggregate market value of Common Stock (par value $.01 per share) held by non-affiliates on March 1, 1996: $100,319,612

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                      Documents Incorporated by Reference:
                 Document                                    Part of Form 10-K
Annual Report to Stockholders for the fiscal year            Parts I, II and IV
        ended December 31, 1995
  Proxy Statement for the Annual Meeting of                  Part III
     Stockholders to be held April 24, 1996

PART I

ITEM 1. BUSINESS

The Genlyte Group Incorporated (the "Company" or "Genlyte") designs, manufactures and sells lighting fixtures for a wide variety of applications in the commercial, industrial, and residential markets. The Company operates in one industry segment (lighting fixtures and controls) through the following divisions: Lightolier, Controls, Wide-Lite, Hadco, Diamond F, and Supply (Crescent, Exceline, and Stonco product lines) in the United States and Canlyte in Canada. The Company markets its products under the following brand names:

o In the U.S. -- Lightolier, Forecast, Crescent, Stonco, Hadco, Wide-Lite, Bronzelite, Diamond F, and Exceline

o In Canada -- Lightolier, Keene-Widelite, Stonco, Elyte, Prodel, and CFI (Canadian Fluorescent Industries)

o    In Mexico -- Lightolier, Forecast, Wide-Lite, Bronzelite, and Hadco

Genlyte's products primarily utilize incandescent, fluorescent, and high-intensity discharge ("HID") light sources and are marketed primarily to distributors who resell the products for use in new residential, commercial, and industrial construction as well as in remodeling existing structures. Because Genlyte does not principally sell directly to the end-user of its products, the Company cannot determine precisely the percentage of its revenues derived from the sale of products installed in each type of building or the percentage of its products sold for new construction versus remodeling. Genlyte's sales, like those of the lighting fixture industry in gen eral, are partly dependent on the level of activity in new construction and remodeling.

Products and Distribution

Genlyte designs, manufactures, and markets the following types of products:

Indoor Fixtures --  Incandescent, fluorescent, and HID lighting fixtures and lighting controls for commercial, industrial, institutional, medical, sports, and residential markets and task lighting for all markets.

Outdoor Fixtures -- HID and incandescent lighting fixtures and accessories for commercial, industrial, institutional, sports, and residential markets.

Genlyte's products are marketed by independent sales representatives and Company direct sales personnel who sell to distributors, electrical wholesalers, mass merchandisers, and national accounts. In addition, the Company's products are promoted through architects, engineers, contractors, and building owners. The fixtures are principally sold throughout the United States, Canada, and Mexico.

Raw Materials Sources & Availability

Genlyte purchases large quantities of raw materials and components -- mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, and glass -- from multiple sources. No significant supply problems have been encountered in recent years. Relationships with vendors have been satisfactory.

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

Backlog

Backlog was $51,093,000 as of December 31, 1995, $50,378,300 as of December 31, 1994, and $43,246,300 as of December 31, 1993. Backlog increased during 1994 due to an increase in project business booked during the year. Substantially all of the backlog at December 31, 1995 is expected to be shipped in 1996.

Competition

Genlyte's products are sold in intensely competitive markets where there are numerous producers of each type of fixture. The principal measures of competition in indoor and outdoor fixtures for the commercial, residential, and industrial markets are price, service, design, and product performance.

Research and Development

Genlyte is constantly monitoring new light sources for incorporation into new product development. Costs incurred for research and development activities, as determined in accordance with generally accepted accounting principles, were $2,551,000, $3,006,000, and $3,571,000 during 1995, 1994, and 1993, respectively.

Employees

At December 31, 1995, Genlyte employed approximately 1,740 unionized and non-unionized production workers and 870 engineering, administrative, and sales personnel. Relationships with unions have been satisfactory.

International Operations

The Company has international operations in Canada and Mexico. Information on the Company's operations by geographical area for the last three fiscal years is set forth in the "Notes to the Consolidated Financial Statements" section of Genlyte's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Company has the following owned and leased property locations as of December 31, 1995:
                                  Own/      Mfg.       Office     Whse.    Other
                                  Lease     Space      Space      Space    Space
                                  -----     -----      -----      -----    -----
Location
--------
Lightolier - U.S.:
   Atlanta, GA                    Lease                            x
   Camargo, Mexico                Lease      x          x
   Chesterfield, MO               Lease                 x
   Columbia, MD                   Lease                 x
   Compton, CA                    Lease      x          x          x
   Dallas, TX                     Lease                 x
   Denver, CO                     Lease                 x
   Edison, NJ                     Lease      x          x          x         x
   Emeryville, CA                 Lease                 x
   Fall River, MA                 Own        x          x
   Farmers Br., TX                Lease                 x
   Fontana, CA                    Own        x          x          x
   Jacksonville, FL               Lease                 x
   Louisville, KY                 Lease                 x
   Miami, FL                      Lease                 x
   New York, NY                   Lease                 x
   Norwich, CT                    Own                              x         x
   Phoenix, AZ                    Lease                 x
   Pittsburgh, PA                 Lease                 x
   Portland, OR                   Lease                 x
   San Diego, CA                  Lease                 x
   Schiller Park, IL              Lease                 x
   Seattle, WA                    Lease                 x
   Wilmington, MA                 Own        x          x          x
   Winter Park, FL                Lease                 x

                                  Own/      Mfg.       Office     Whse.    Other
                                  Lease     Space      Space      Space    Space
                                  -----     -----      -----      -----    -----
Location
--------
Hadco:
   Cameron, WV                   Lease      x                     x
   Littlestown, PA               Own        x          x          x

Supply:
   Stonco - Union, NJ            Own        x          x          x
   Crescent - Barrington, NJ     Own        x          x          x

Wide-Lite:
   San Marcos, TX                Own        x          x          x

Controls:
   Garland, TX                   Own        x          x          x

Diamond F:
   Elgin, IL                     Own        x          x          x
   Diaman-Mexo
       Tijuana, Mexico           Own        x                     x

Canlyte:
   Cambridge, Ontario (KWL)      Own        x          x          x
   Montreal, Quebec
      (Lachine-LOL/C HQ)         Own        x          x          x          x
    Toronto (LOL)                Lease                 x                     x
    Vancouver (LOL)              Lease                 x
    Edmonton (LOL)               Lease                 x
    Cornwall, Ontario (CFI)      Own        x          x
    Dorval (LOL)                 Lease                 x

Genlyte Headquarters:
    Secaucus, NJ                 Lease      x

The Genlyte facility located in Garland, Texas is subject to a $312,284 mortgage due May 1, 2001.

Genlyte believes its facilities are suitable and adequate for current and presently projected needs and are productively utilized consistent with economic conditions and the requirements of the customers served.

ITEM 3.  LEGAL PROCEEDINGS

Genlyte has been named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation ("Keene"). Except for the last count, as discussed below, the claims and causes of action are substantially the same as were brought against Genlyte in the U.S. District Courts in New York in August 1993, which cases remain stayed due to the pendency of Keene's bankruptcy. The new complaint is being prosecuted by the Official Committee of Unsecured Creditors of Keene (the "Committee"), seeking from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions and other relief. With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation. The complaint also challenges Bairnco's spin-off of Genlyte in August 1988. Other allegations are that Genlyte, as well as the other corporate defendants, are liable as corporate successors to Keene. The complaint fails to specify the amount of damages sought against Genlyte. The complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act.

On March 11, 1996, the Bankruptcy Court of the Southern District of New York approved a Stipulation of Settlement between Keene, the Committee, and certain individual and corporate defendants, including Genlyte, which inter alia stayed the adversary proceeding until 71 days following confirmation of Keene's Plan of Reorganization, which stay will end not earlier than August 22, 1996, consensually provided for removal of the adversary proceeding from the bankruptcy court to the Federal District Court for the Southern District of New York, included Genlyte and other defendants within the protection of two injunctions which are expected to preclude the claims brought within the adversary proceeding from being asserted in any other suit or proceeding in the future, including a permanent stay of the 1993 district court actions, and provided that Genlyte's indemnification claims against Keene arising out of the 1984 transaction could be asserted by way of set-off against any affirmative recovery from Genlyte. In the stipulation, Genlyte waived any right to an affirmative recovery on such indemnification claims against Keene within the bankruptcy proceeding.

Genlyte is precluded from answering the complaint or otherwise moving to dismiss the action while the stay is in effect. Genlyte believes that it has meritorious defenses to the adversary proceeding and will defend said action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EOUITY & RELATED STOCKHOLDER MATTERS

               a. and c. Data regarding market price of Genlyte's
                         common stock is included in the "Quarterly Results of Operations" section of Genlyte's 1995 Annual Report to Stockholders, which is incorporated herein by reference. Genlyte's common stock is traded on the NASDAQ National Market System under the symbol "GLYT". Information concerning dividends and restrictions thereon and Preferred Stock Purchase Rights are included in the "Notes to the Consolidated Financial Statements" section of Genlyte's 1995 Annual Report to Stockholders, which is in corporated herein by reference.

               b. The approximate number of common equity security holders is as follows:

                                                         Approximate Number of
                                                         Holders of Record as of
                         Title of Class                  Year-end 1995
                         --------------                  -----------------------

                         Common Stock,
                         par value $.0l per share               1,865

ITEM 6.  SELECTED FINANCIAL DATA

         The information required for this item is included in Genlyte's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the "Management's Discussion and Analysis" section of Genlyte's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the "Consolidated Financial Statements" and "Quarterly Results of Operations" sections of Genlyte's 1995 Annual Report to Stockholders, which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS OF THE REGISTRANT

         The information required with respect to the Directors of Genlyte is included in the "Election of Directors" section of the Proxy Statement for the 1996 Annual Meeting of the Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information with respect to executive compensation is included in the "Compensation of Directors and Executive Compensation" section of the Proxy Statement for the 1996 Annual Meeting of Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required with respect to security ownership is included in the "Voting Securities and Principal Holders Thereof" section of the Proxy Statement for the 1996 Annual Meeting of Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required with respect to relationships is included in the "Compensation Committee Insider Participation" and "Voting Securities and Principal Holders Thereof" section of the Proxy Statement for the 1996 Annual Meeting of Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)   1)  FINANCIAL STATEMENTS

         The following information is incorporated herein by reference to Genlyte's 1995 Annual Report to Stockholders:

         Report of Independent Public Accountants

         Consolidated Statements of Income for the years ended December 31, 1995, 1994, and 1993

         Consolidated Balance Sheets as of December 31, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993


         Consolidated Statements of Stockholders' Investment for the years ended December 31, 1995, 1994, and 1993

         Notes to Consolidated Financial Statements

     2)  Financial Statement Schedule

         Report of Independent Public Accountants on Financial Statement
         Schedule:

             Schedule II -- Valuation and Qualifying Accounts

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

b)       There were no filings on Form 8-K during the fourth quarter of 1995.

c) Exhibits

                                         Incorporated by
Description                              Reference to
-----------                              ---------------

-  Amended and Restated Certificate      Exhibit 3(b) to Genlyte's
   of Incorporation of the               Registration Statement on Form 8 as
   Registrant, dated August 2, 1988      filed with the Securities and
                                         Exchange Commission on August 3, 1988

-  Amended and Restated Certificate      Exhibit 3(a) to Genlyte's Form 10-K
   of Incorporation of the               filed with the Securities and
   Registrant, dated May 9, 1990         Exchange Commission in March 1993


-  Amended and Restated By-Laws of       Exhibit 3(c) to Genlyte's
   the Registrant, as adopted on         Registration Statement on Form 8
   May 16, 1988                          as filed with the Securities and
                                         Exchange Commission on August 3,
                                         1988

-  Form of Stock Certificate for         Exhibit 4(a) to Genlyte's
   Genlyte Common Stock                  Registration Statement on Form 8
                                         as filed with the Securities and
                                         Exchange Commission on August 3,
                                         1988

-  Stock Purchase Agreement between      Exhibit 10(a) to Genlyte's
   the Registrant and purchasers of      Registration Statement on Form 8 as
   Class B Stock of the Registrant,      filed with the Securities and
   dated as of June 17, 1988             Exchange Commission on August 3,
                                         1988

-  Lease between BZ Acquisition          Exhibit 10(b) to Genlyte's
   Corp. and Hartz Mountain              Registration Statement on Form 8 as
   Development Corp., dated              filed with the Securities and
   December 17, 1984                     Exchange Commission on August 3,
                                         1988

-  Assignment of Lease between           Exhibit 10(a) to Genlyte's Form
   American Can Company and              10-K filed with the Securities and
   Lightolier, dated March 23, 1983      Exchange Commission on August 3,
                                         1988

                                         Incorporated by
Description                              Reference to


-  Loan Agreement between The            Exhibit 10(b) to Genlyte's Form
   Genlyte Group Incorporated and        10-K filed with the Securities and
   the New Jersey Economic               Exchange Commission in March 1991
   Development Authority dated
   April 1, 1990, replacing the
   First Mortgage and Security
   Agreement between the New Jersey
   Economic Development Authority
   and KCS Lighting, Inc., dated
   December 20, 1984 (assigned to
   and assumed by the Registrant
   effective December 31, 1986)

-  Loan Agreement between The            Exhibit 10(c) to Genlyte's Form
   Genlyte Group Incorporated and        10-K filed with the Securities and
   the New Jersey Economic               Exchange Commission in March 1991
   Development Authority dated June
   1, 1990, replacing the Loan
   Agreement between KCS Lighting,
   Inc. and the New Jersey Economic
   Development Authority, dated
   December 20, 1984 (assigned to
   and assumed by the Registrant
   effective December 31, 1986)

-  Management Incentive                  Exhibit 10(i) to Genlyte's
   Compensation Plan                     Registration Statement on Form 8 as
                                         filed with the Securities and
                                         Exchange Commission on August 3,
                                         1988

-  Genlyte 1988 Stock Option Plan        Exhibit 10(j) to Genlyte's
                                         Registration Statement on Form 8
                                         as filed with the Securities and
                                         Exchange Commission on August 3,
                                         1988

                                         Incorporated by
Description                              Reference to

-  Tax Sharing Agreement between         Exhibit 10(k) to Genlyte's
   Genlyte and Bairnco Corporation,      Registration Statement on Form 8 as
   dated July 15, 1988                   filed with the Securities and
                                         Exchange Commission on August 3,
                                         1988

-  Merger and Assumption Agreement,      Exhibit 10(d) to Genlyte's Form
   dated as of December 28, 1990,        10-K filed with the Securities and
   by and between Genlyte and            Exchange Commission in March 1991
   Lightolier

-  Form of Employment Protection         Exhibit to Genlyte's Form 10-Q
   Agreement entered into between        filed with the Securities and
   Genlyte and certain key               Exchange Commission in August 1990
   executives

-  Industrial Lease between LAPCO        Exhibit 10(b) to Genlyte's Form
   Industrial Parks and The              10-K filed with the Securities and
   Genlyte Group dated July 1, 1992      Exchange Commission in March 1993

-  Loan Agreement between The            Exhibit 4(d) to Genlyte's Form 10-Q
   Genlyte Group Incorporated and        filed with the Securities and
   Jobs For Fall River, Inc., dated      Exchange Commission in July 1994
   as of July 1, 1994

-  Loan Agreement between The            Exhibit 4(c) to Genlyte's Form 10-K
   Genlyte Group Incorporated and        filed with the Securities and
   Jobs for Fall River, Inc., dated      Exchange Commission in March 1995
   as of July 13, 1994


Other Exhibits included herein:

   (4c) Amended and Restated Credit Agreement between The Genlyte Group Incorporated and the applicable banks named therein, dated as of November 15, 1995
   (11)    Calculation of Primary and Fully Diluted Earnings per Share
   (13)    Annual Report to Stockholders
   (21)    Subsidiaries of the Registrant
   (23)    Consent of Independent Public Accountants
   (27)    Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE GENLYTE GROUP INCORPORATED
                                                ------------------------------
                                                          Registrant


Date: March 29, 1996                        By    /s/ Neil M. Bardach
      --------------------                        ------------------------------
                                                  Neil M. Bardach
                                                  V.P. Finance - CFO & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Genlyte and in the capacities and on the date indicated.

/s/ Avrum I. Drazin                                            3/29/96
---------------------------------                        -------------------
Avrum I. Drazin - Chairman of the Board

/s/ Larry Powers                                               3/29/96
---------------------------------                        -------------------
Larry Powers, President and Chief Executive Officer
           (Principal Executive Officer)

/s/ Glenn W. Bailey                                            3/29/96
------------------------------                           -------------------
Glenn W. Bailey - Director

/s/ Robert B. Cadwallader                                      3/29/96
------------------------------                           -------------------
Robert B. Cadwallader - Director

/s/ David Engelman                                             3/29/96
--------------------------------                         -------------------
David Engelman - Director

/s/ Fred Heller                                                3/29/96
--------------------------------                         -------------------
Fred Heller - Director

/s/ Frank Metzger                                              3/29/96
--------------------------------                         -------------------
Frank Metzger - Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


                         ON FINANCIAL STATEMENT SCHEDULE



TO THE GENLYTE GROUP INCORPORATED:



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Genlyte Group Incorporated Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                             /s/ ARTHUR ANDERSEN LLP

                                             ARTHUR ANDERSEN LLP


New York, New York
January 22, 1996

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                                ($ in thousands)


                                                                 Additions
                                                 Balance at     Charged to                       Balance
                                                 Beginning      Costs and                        at End
                                                  of Year        Expenses        Deductions      of Year
                                                -----------    ------------     ------------    ----------
YEAR-ENDED DECEMBER 31, 1995
----------------------------

       Allowance for Doubtful Accounts           $   3,551      $   3,315       $   (1,564)      $   5,302



YEAR-ENDED DECEMBER 31, 1994
----------------------------

       Allowance for Doubtful Accounts           $   3,765      $   1,334       $   (1,548)      $   3,551



YEAR-ENDED DECEMBER 31, 1993
----------------------------

       Allowance for Doubtful Accounts           $   5,250      $     407       $   (1,892)      $   3,765
