Form 10-Q
period 1996-03-31
GENLYTE GROUP INC
filed 1996-05-15
CIK 833076

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 30, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of shares outstanding of the issuer's common stock as of May 3, 1996 was 12,788,040.





================================================================================

                         THE GENLYTE GROUP INCORPORATED
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 30, 1996





                                      INDEX




PART I.   FINANCIAL INFORMATION

          Consolidated Statements of Income for the three
            months ended March 30, 1996 and April 1, 1995................... 1

          Consolidated Balance Sheets as of March 30, 1996
            and December 31, 1995........................................... 2

          Consolidated Statements of Cash Flows for the three
            months ended March 30, 1996 and April 1, 1995 .................. 3

          Notes to Consolidated Interim Financial Statements................ 4

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations................... 5


PART II.  OTHER INFORMATION

          Item 1  Legal Proceedings......................................... 6

          Item 6  Exhibits and Reports on Form 8-K.......................... 7

          Signature ........................................................ 8

PART 1    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                     1996          1995
================================================================================
Net Sales                                         $ 108,662     $ 110,238
  Cost of Sales                                      73,398        77,419
- --------------------------------------------------------------------------------
Gross Profit                                         35,264        32,819
  Selling and Administrative Expenses                29,688        27,889
- --------------------------------------------------------------------------------
Operating Profit                                      5,576         4,930
  Interest Expense, net                               1,553         2,087
- --------------------------------------------------------------------------------
Income Before Income Taxes                            4,023         2,843
  Provision for Income Taxes                          1,730         1,221
- --------------------------------------------------------------------------------
Net Income                                        $   2,293     $   1,622
- --------------------------------------------------------------------------------
Earnings per Share                                $     .18     $     .13
================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

              THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF MARCH 30, 1996 AND DECEMBER 31, 1995
                              (000'S OMITTED)


================================================================================
                                                         (unaudited)
                                                           3/30/96    12/31/95
- --------------------------------------------------------------------------------
ASSETS:
- --------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                               $     974   $     263
  Accounts receivable, less allowances for doubtful
    accounts of $5,527 and $5,302, respectively              69,303      62,024
  Inventories:
    Raw materials and supplies                               26,391      24,593
    Work in progress                                         10,229      11,360
    Finished goods                                           46,950      46,511
- --------------------------------------------------------------------------------
    Total Inventories                                        83,570      82,464
- --------------------------------------------------------------------------------
  Other current assets                                       12,523      10,364
- --------------------------------------------------------------------------------
    Total current assets                                    166,370     155,115
- --------------------------------------------------------------------------------
Property, plant and equipment, at cost                      222,245     229,416
Less: accumulated depreciation and amortization
  on plant and equipment                                    159,748     165,267
- --------------------------------------------------------------------------------
  Net property, plant and equipment                          62,497      64,149
- --------------------------------------------------------------------------------
Cost in excess of net assets of purchased
  businesses, net                                            11,959      12,026
Other assets                                                  3,708       3,801
- --------------------------------------------------------------------------------
TOTAL ASSETS                                              $ 244,534   $ 235,091
================================================================================
LIABILITIES & STOCKHOLDERS' INVESTMENT:
- --------------------------------------------------------------------------------
Current Liabilities:
  Short term borrowings                                   $   2,211   $   1,236
  Current maturities of long-term debt                           51          50
  Accounts payable                                           35,989      38,795
  Accrued expenses                                           31,266      35,208
- --------------------------------------------------------------------------------
    Total current liabilities                                69,517      75,289
- --------------------------------------------------------------------------------
Long-term debt                                               75,884      65,896
Deferred income taxes                                         4,861       4,662
Other liabilities                                            17,552      15,287
- --------------------------------------------------------------------------------
    Total liabilities                                       167,814     161,134
- --------------------------------------------------------------------------------
Stockholders' Investment:
  Common stock                                                  130         129
  Paid-in capital                                            10,565      10,135
  Foreign currency translation adjustment                    (1,981)     (2,020)
  Retained earnings                                          68,006      65,713
- --------------------------------------------------------------------------------
    Total stockholders' investment                           76,720      73,957
- --------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT            $ 244,534   $ 235,091
================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995
                           (000'S OMITTED) (Unaudited)


================================================================================
                                                               1996      1995
- --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- --------------------------------------------------------------------------------
  Net Income                                                $  2,293   $ 1,622
  Adjustments to reconcile net income to net cash
    flows provided (used) by operating activities:
      Depreciation and amortization                            3,228     3,894
      (Increase) decrease in:
        Accounts receivable                                   (7,279)     (855)
        Inventories                                           (1,106)   (1,812)
        Other current assets                                  (2,159)      254
        Other assets                                              32       132
      Increase (decrease) in:
        Accounts payable and accrued expenses                 (6,748)   (7,950)
        Other liabilities                                      2,265       328
        Deferred income taxes                                    199         0
      All other, net                                               0       (66)
- --------------------------------------------------------------------------------
  Net cash flows used by operating activities                 (9,275)   (4,453)
- --------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
- --------------------------------------------------------------------------------
  Purchase of plant and equipment                             (1,448)   (2,682)
  Disposal of plant and equipment                                  0        17
- --------------------------------------------------------------------------------
  Net cash flows used in investing activities                 (1,448)   (2,665)
- --------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
- --------------------------------------------------------------------------------
  Options exercised                                              431         0
  Increase in debt to outsiders                               10,964     5,274
  Net cash flows provided in financing activities             11,395     5,274
- --------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES                                   39        64
- --------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash
    equivalents                                                  711    (1,780)
  Cash and cash equivalents at beginning of year                 263     3,240
- --------------------------------------------------------------------------------
  Cash and cash equivalents at end of quarter               $    974   $ 1,460
- --------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH
PAID DURING THE THREE MONTH PERIOD FOR:
- --------------------------------------------------------------------------------
    Interest                                                $  1,314   $ 1,886
- --------------------------------------------------------------------------------
    Income taxes                                            $  1,408   $   186
================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              AS OF MARCH 30, 1996
                                   (Unaudited)


1.   Basis of Presentation

     The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results for interim periods are not necessarily indicative of the results to be expected for the full year.

2.   Consolidated Statement of Stockholders' Investment ($ in 000's):


================================================================================
                                                     Foreign
                                        Additional   Currency
                              Common    Paid-in      Translation     Retained
                              Stock     Capital      Adjustment      Earnings
- --------------------------------------------------------------------------------
Balance, December 31, 1995    $  129    $ 10,135     $ (2,020)       $ 65,713
- --------------------------------------------------------------------------------
Net Income                        -         -            -              2,293
- --------------------------------------------------------------------------------
Options Exercised                 1          430         -               -
- --------------------------------------------------------------------------------
Translation Adjustments           -         -              39            -
- --------------------------------------------------------------------------------
Balance, March 30, 1996       $  130    $ 10,565     $ (1,981)       $ 68,006
================================================================================

Management's Discussion and Analysis


Comparison of First Quarter 1996 to First Quarter 1995

Net sales for the first quarter of 1996 decreased $1.6 million, or 1.4 percent from the same quarter of 1995. Net income increased 41.4 percent to $2.3 million from $1.6 million in 1995 and earnings per share increased 38.5 percent from $.13 to $.18.

Cost of sales for the first quarter of 1996 was at 67.6 percent of sales, compared to 70.2 percent of sales from the comparable period reflecting a continued reduction in excess capacity. Selling, general, and administrative expenses for first quarter 1996 as a percent of sales was 27.3 percent, as compared to 25.3 percent during the first quarter of 1995.

Operating profit increased in the first quarter of 1996 to $5.6 million, a 13.1 percent improvement from the first quarter of 1995 primarily due to continuous improvements in product mix and excess capacity reduction.

Interest expense decreased $.5 million from first quarter of 1995 due to lower average borrowings. The effective tax rate was 43.0 percent for the first quarter of 1996 and 1995.

Financial Condition

Working capital for the first quarter of 1996 was at 22.3 percent of sales, compared to 22.6 percent of sales in the first quarter of 1995. Accounts receivable at 15.9 percent of sales showed slight deterioration while accounts payable at 8.3 percent of sales and inventory levels at 19.2 percent of sales were virtually unchanged.

Long-term debt increased by $10.0 million, or 15.2 percent from year-end 1995, primarily to fund working capital needs.

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





                                              THE GENLYTE GROUP INCORPORATED
                                                               (Registrant)






                                              /s/ Neil M. Bardach
Date: 5/15/96                                -----------------------------------
                                             Neil M. Bardach
                                             VP Finance -- CFO & Treasurer