Form 10-Q
period 1996-06-29
GENLYTE GROUP INC
filed 1996-07-26
CIK 833076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 29, 1996

                         Commission File Number 0-16960

                                 ---------------

                         THE GENLYTE GROUP INCORPORATED
                                AND SUBSIDIARIES
                               2345 VAUXHALL ROAD
                             UNION, N. J. 07083-1948
                                 (908) 964-7000

           Incorporated in Delaware             I.R.S. Employer
                                                Identification No. 22-2584333

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of June 28, 1996 was 12,896,333.


================================================================================

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 29, 1996


                                      INDEX

PART I.   FINANCIAL INFORMATION

          Consolidated Statements of Income for the three
            months ended June 29, 1996 and July 1, 1995 ..............  1

          Consolidated Statements of Income for the six
            months ended June 29, 1996 and July 1, 1995 ..............  2

          Consolidated Balance Sheets as of June 29, 1996
            and December 31, 1995 ....................................  3

          Consolidated Statements of Cash Flows for the six
            months ended June 29, 1996 and July 1, 1995 ..............  4

          Notes to Consolidated Interim Financial Statements .........  5

          Management's Discussion and Analysis of
            Results of Operations and Financial Condition ............  6

PART II.  OTHER INFORMATION

          Item 1  Legal Proceedings ..................................  8

          Item 6  Exhibits and Reports on Form 8-K ...................  8

          Signature ..................................................  9

PART 1    FINANCIAL INFORMATION

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                       1996         1995
================================================================================
Net Sales                                            $112,440     $110,967
  Cost of Sales                                        74,775       77,519
- --------------------------------------------------------------------------------
Gross Profit                                           37,665       33,448
  Selling and Administrative Expenses                  31,292       27,962
- --------------------------------------------------------------------------------
Operating Profit                                        6,373        5,486
  Interest Expense, net                                 1,544        2,129
- --------------------------------------------------------------------------------
Income Before Income Taxes                              4,829        3,357
  Provision for Income Taxes                            2,078        1,446
- --------------------------------------------------------------------------------
Net Income                                           $  2,751     $  1,911
- --------------------------------------------------------------------------------
Average Number of Common
  Shares Outstanding                                   13,002       12,806
- --------------------------------------------------------------------------------
Earnings per Share                                   $    .21     $    .15
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                     1996         1995
================================================================================
Net Sales                                          $221,102     $221,205
  Cost of Sales                                     148,173      154,938
- --------------------------------------------------------------------------------
Gross Profit                                         72,929       66,267
  Selling and Administrative Expenses                60,980       55,851
- --------------------------------------------------------------------------------
Operating Profit                                     11,949       10,416
Interest Expense, net                                 3,096        4,216
- --------------------------------------------------------------------------------
Income Before Income Taxes                            8,853        6,200
  Provision for Income Taxes                          3,808        2,667
- --------------------------------------------------------------------------------
Net Income                                         $  5,045     $  3,533
- --------------------------------------------------------------------------------
Average Number of Common
  Shares Outstanding                                 12,959       12,777
- --------------------------------------------------------------------------------
Earnings per Share                                 $    .39     $    .28
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 29, 1996 AND DECEMBER 31, 1995
                                 (000'S OMITTED)

================================================================================
                                                         (Unaudited)
                                                           6/29/96     12/31/95
- --------------------------------------------------------------------------------
ASSETS:
- ---------------------------------------------
Current Assets:
  Cash and cash equivalents                              $   3,625    $     263
  Accounts receivable, less allowances for
    doubtful accounts of $5,615 and $5,302                  67,067       62,024
  Inventories:
    Raw materials and supplies                              25,948       24,593
    Work in progress                                        10,017       11,360
    Finished goods                                          47,128       46,511
- --------------------------------------------------------------------------------
    Total Inventories                                       83,093       82,464
- --------------------------------------------------------------------------------
  Other current assets                                      13,614       10,364
- --------------------------------------------------------------------------------
    Total current assets                                   167,399      155,115
- --------------------------------------------------------------------------------
Property, plant and equipment, at cost                     213,595      229,416
Less:  accumulated depreciation and amortization
  on plant and equipment                                   151,927      165,267
- --------------------------------------------------------------------------------
  Net property, plant and equipment                         61,668       64,149
- --------------------------------------------------------------------------------
Cost in excess of net assets of purchased businesses        11,891       12,026
Other assets                                                 3,654        3,801
- --------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 244,612    $ 235,091
================================================================================
LIABILITIES & STOCKHOLDERS' INVESTMENT:
- ---------------------------------------------
Current Liabilities:
  Short-term borrowings                                  $     361    $   1,236
  Current maturities of long-term debt                          51           50
  Accounts payable                                          38,349       38,795
  Accrued expenses                                          32,224       35,208
- --------------------------------------------------------------------------------
    Total current liabilities                               70,985       75,289
- --------------------------------------------------------------------------------
Long-term debt                                              70,868       65,896
Deferred income taxes                                        4,860        4,662
Other liabilities                                           18,409       15,287
- --------------------------------------------------------------------------------
    Total liabilities                                    $ 165,122    $ 161,134
- --------------------------------------------------------------------------------
Stockholders' Investment:
  Common stock                                                 130          129
  Paid-in capital                                           10,646       10,135
  Foreign currency translation adjustment                   (2,044)      (2,020)
  Retained earnings                                         70,758       65,713
- --------------------------------------------------------------------------------
    Total stockholders' investment                          79,490       73,957
- --------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
INVESTMENT                                               $ 244,612    $ 235,091
================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                           (000'S OMITTED) (Unaudited)

================================================================================
                                                              1996       1995
- --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- ---------------------------------------------
 Net Income                                                 $  5,045    $ 3,533
   Adjustments to reconcile net income to net cash
     flows provided (used) by operating activities:
        Depreciation and amortization                          6,722      7,535
         (Increase) decrease in:
           Accounts receivable                                (5,043)    (1,988)
           Inventories                                          (629)      (504)
           Other current assets                               (3,250)    (2,563)
           Other assets                                          282     (1,647)
         Increase (decrease) in:
           Accounts payable and accrued expenses              (3,439)    (6,362)
           Other liabilities                                   3,131      3,194
           Deferred income taxes                                 198         10
- --------------------------------------------------------------------------------
  Net cash flows povided by operating activities               3,017      1,208
- --------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
- --------------------------------------------------------------------------------
        Purchase of plant and equipment                       (4,241)    (5,201)
        Disposal of plant and equipment                            0        666
- --------------------------------------------------------------------------------
  Net cash flows used in investing activities                 (4,241)    (4,535)
- --------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
- --------------------------------------------------------------------------------
  Options exercised                                              512         50
  Increase in debt to outsiders                                4,098      2,073
- --------------------------------------------------------------------------------
  Net cash flows provided from financing  activities           4,610      2,123
- --------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES                                  (24)       (77)
- --------------------------------------------------------------------------------
  Net increase/(decrease) in cash and cash equivalents         3,362     (1,281)
  Cash and cash equivalents at beginning of year                 263      3,240
- --------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                 $ 3,625    $ 1,959
- --------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH PAID DURING THE SIX
MONTH PERIOD FOR:
- --------------------------------------------------------------------------------
  Interest                                                   $ 2,659    $ 3,957
- --------------------------------------------------------------------------------
  Income taxes                                               $ 6,711    $ 3,394
================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               AS OF JUNE 29, 1996
                                   (Unaudited)

1.    Basis of Presentation

      The financial information included is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

      The results for interim periods are not necessarily indicative of the results to be expected for the full year.

2.    Consolidated Statement of Stockholders' Investment ($ in 000's):

================================================================================
                                                         Foreign
                                          Additional     Currency
                             Common       Paid-in        Translation    Retained
                             Stock        Capital        Adjustment     Earnings
- --------------------------------------------------------------------------------
Balance, December 31, 1995   $  129       $ 10,135       $ (2,020)      $65,713
- --------------------------------------------------------------------------------
Net Income                      -              -             -            5,045
- --------------------------------------------------------------------------------
Options Exercised                 1            511           -             -
- --------------------------------------------------------------------------------
Treasury Stock purchased        -              -             -             -
- --------------------------------------------------------------------------------
Translation Adjustments         -              -              (24)         -
- --------------------------------------------------------------------------------
Balance, June 29, 1996       $  130       $ 10,646       $ (2,044)      $70,758
================================================================================

Management's Discussion and Analysis

RESULTS OF OPERATIONS:

     Comparison of Second Quarter 1996 to Second Quarter 1995

     Genlyte's net sales for the second quarter of 1996 were $112.4 million, a $1.4 million, or 1.3 percent increase from the second quarter of 1995. Net income increased $.9 million from the second quarter of 1995 to $2.8 million and earnings per share increased 40 percent from $.15 to $.21.

     Cost of sales for the second quarter of 1996 when compared to the second quarter of 1995 decreased to 66.5 percent of sales from 69.9 percent of sales as the company improved its product mix and continued to realize the benefits of its facility optimization plan. Selling, general and administrative expenses increased during the second quarter of 1996 to 27.8 percent of sales, up from 25.2 percent of sales for the comparable period in 1995. This increase primarily resulted from relocation expenditures incurred as part of the facility optimization plan and the provision of reserves for certain accounts receivable whose ultimate collection may be impaired.

     Operating profit increased in the second quarter of 1996 to $6.4 million, a
     16.2 percent improvement from the second quarter of 1995. The improvement in operating profit was attributable to the improved product mix, principally in the commercial and outdoor divisions, and an intense focus on costs in each of the divisions. A significant element of this cost focus is the facility optimization plan. During the second quarter, Genlyte relocated its headquarters from a leased facility in Secaucus, NJ to a company-owned facility in Union, NJ and terminated its long-term lease in Edison, NJ. In addition, the company has negotiated a partial lease termination of its Compton, CA manufacturing facility and a sale of its Tijuana, Mexico property.

     Interest expense amounted to $1.5 million, representing a decrease of $.6 million, or 27.5 percent, over the comparable quarter of 1995. This decrease was attributable to lower average borrowings.

     The effective tax rate was approximately 43.0 percent for the first quarter of 1996 and 1995.

     Comparison of First Six Months 1996 to First Six Months 1995

     During the first six months of 1996, Genlyte's net sales of $221.1 million remained relatively flat compared to $221.2 million during the first six months of 1995. Net income increased 42.8 percent to $5.0 million from $3.5 million in 1995 and earnings per share increased 39.3 percent from $.28 to $.39. The second half of 1996 should reflect the benefits of the completed expansion of Genlyte's Camargo, Mexico facility, a provider of low-cost manufacturing of an array of products for all of its divisions. Genlyte plans to expand production in Camargo in the third quarter. In addition, the finishing touches on the Genlyte Technical Center, located at Lightolier's headquarters in Fall River, MA, are soon to be completed. This state-of-the-art facility, which is scheduled to open in the third quarter will showcase products from all Genlyte divisions and will enable its sales professionals to show their customers the full capabilities of Genlyte's lighting applications and total lighting solutions.

     Cost of sales for the first six months of 1996 was 65.9 percent of sales, compared to 67.0 percent of sales from the comparable period reflecting a continual reduction in excess capacity and improved product mix. Selling, general and administrative expenses for the first six months of 1996 was
     27.6 percent of sales as compared to 25.4 percent during the first six months of 1995. This increase is attributable to relocation expenditures in connection with facility optimization and the provision of reserves for certain accounts receivable whose ultimate collection may be impaired.

     Operating profit increased in the first six months of 1996 to $11.9 million, a 14.7 percent improvement from the comparable period of 1995. Most of the divisions' performance exceeded 1995 due to an improved product mix and a favorable impact of the facility optimization plan.

     Interest expense decreased to $3.1 million from $4.2 million for the comparable period of 1995. The decrease was due to lower average borrowings.

     The effective tax rate was approximately 43.0 percent for the first half of 1996 and 1995.

FINANCIAL CONDITION:

     Working capital for the first half of 1996 was 21.6 percent of sales compared to 23.0 percent for the first half of 1995. The current ratio on June 29, 1996 is 2.4 to 1. Accounts receivable and inventory as a percent of sales have remained relatively constant.

     Long-term debt has slightly increased ($5.0 million) since year end. However, year-to-date net cash generation is ahead of last year's generation which resulted, over the entire year, in significant liquidation of long-term debt.

     The company believes that currently available cash, borrowing facilities, and its ability to increase its credit line if needed, combined with internally generated funds should be sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

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

          On March 11, 1996, the Bankruptcy Court of the Southern District of New York approved a Stipulation of Settlement between Keene, the committee, and certain individual and corporate defendants, including Genlyte, which inter alia stayed the adversary proceeding until 71 days following confirmation of Keene's Plan of Reorganization, which stay will end on August 24, 1996, consensually provided for removal of the adversary proceeding from the bankruptcy court to the Federal District Court for the Southern District of New York, included Genlyte and other defendants within the protection of two injunctions which are expected to preclude the claims brought within the adversary proceeding from being asserted in any other suit or proceeding in the future, including a permanent stay of the 1993 district court actions, and provided that Genlyte's indemnification claims against Keene arising out of the 1984 transaction could be asserted by way of set-off against any affirmative recovery from Genlyte. In the stipulation, Genlyte waived any right to an affirmative recovery on such indemnification claims against Keene within the bankruptcy proceeding.

          Genlyte is precluded from answering the complaint or otherwise moving to dismiss the action while the stay is effect. Genlyte believes that it has meritorious defenses to the adversary proceeding and will defend said action vigorously.

ITEM 6.  Exhibits and Reports on Form 8-K

          (a) Exhibit 27: Requirements for the Format and Input of Financial Data Schedules

          (b)  Reports on Form 8-K : None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      THE GENLYTE GROUP INCORPORATED
                                                        (Registrant)





Date:  7/26/96                        /s/ Neil M. Bardach
                                      ------------------------------
                                      Neil M. Bardach
                                      VP Finance -- CFO & Treasurer