Form 10-Q
period 1996-09-28
GENLYTE GROUP INC
filed 1996-11-01
CIK 833076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 28, 1996

                         Commission File Number 0-16960

                                  -------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of September 27, 1996 was 12,928,907.


================================================================================

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 28, 1996

                                      INDEX

PART I.  FINANCIAL INFORMATION

           Consolidated Statements of Income for the three
             months ended September 28, 1996 and September 30, 1995........  1

           Consolidated Statements of Income for the nine
             months ended September 28, 1996 and September 30, 1995........  2

           Consolidated Balance Sheets as of September 28, 1996
             and December 31, 1995.........................................  3

           Consolidated Statements of Cash Flows for the nine
             months ended September 28, 1996 and September 30, 1995........  4

           Notes to Consolidated Interim Financial Statements. ............  5

           Management's Discussion and Analysis of
             Results of Operations and Financial Condition ................  6


PART II.   OTHER INFORMATION

           Item 1  Legal Proceedings.......................................  8

           Item 6  Exhibits and Reports on Form 8-K........................  8

           Signature.......................................................  9

PART 1  FINANCIAL INFORMATION

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                           1996       1995
================================================================================
Net Sales                                                $116,036       $112,908
  Cost of Sales                                            76,688         79,074
--------------------------------------------------------------------------------
Gross Profit                                               39,348         33,834
  Selling and Administrative Expenses                      31,963         28,224
--------------------------------------------------------------------------------
Operating Profit                                            7,385          5,610
  Interest Expense, net                                     1,361          1,978
--------------------------------------------------------------------------------
Income Before Income Taxes                                  6,024          3,632
  Provision for Income Taxes                                2,588          1,568
--------------------------------------------------------------------------------
Net Income                                               $  3,436       $  2,064
--------------------------------------------------------------------------------
Average Number of Common
  Shares Outstanding                                       13,091         12,817
--------------------------------------------------------------------------------
Earnings per Share                                       $    .26       $    .16
================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                           1996           1995
================================================================================
Net Sales                                                $337,138       $334,113
  Cost of Sales                                           224,861        234,336
--------------------------------------------------------------------------------
Gross Profit                                              112,277         99,777
  Selling and Administrative Expenses                      92,943         84,075
--------------------------------------------------------------------------------
Operating Profit                                           19,334         15,702
Interest Expense, net                                       4,457          6,194
--------------------------------------------------------------------------------
Income Before Income Taxes                                 14,877          9,508
  Provision for Income Taxes                                6,399          4,121
--------------------------------------------------------------------------------
Net Income                                               $  8,478       $  5,387
--------------------------------------------------------------------------------
Average Number of Common
  Shares Outstanding                                       13,002         12,793
--------------------------------------------------------------------------------
Earnings per Share                                       $    .65       $    .42
================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 28, 1996 AND DECEMBER 31, 1995
                                 (000'S OMITTED)

================================================================================
                                                        (Unaudited)
                                                          9/28/96      12/31/95
--------------------------------------------------------------------------------
ASSETS:
----------------------------------------------------
Current Assets:
  Cash and cash equivalents                              $   1,524    $     263
  Accounts receivable, less allowances for
    doubtful accounts of $5,620 and $5,302                  73,811       62,024
  Inventories:
    Raw materials and supplies                              25,423       25,891
    Work in progress                                         9,120        9,288
    Finished goods                                          40,300       41,042
--------------------------------------------------------------------------------
    Total Inventories                                       74,843       76,221
--------------------------------------------------------------------------------
  Other current assets                                      11,894       12,550
--------------------------------------------------------------------------------
    Total current assets                                   162,072      151,058
--------------------------------------------------------------------------------
Property, plant and equipment, at cost                     207,670      229,416
Less: accumulated depreciation and amortization
on plant and equipment                                     147,366      165,267
--------------------------------------------------------------------------------
  Net property, plant and equipment                         60,304       64,149
--------------------------------------------------------------------------------
Cost in excess of net assets of purchased businesses        11,823       12,026
Other assets                                                 3,600        3,801
--------------------------------------------------------------------------------
TOTAL ASSETS                                               237,799    $ 231,034
================================================================================
LIABILITIES & STOCKHOLDERS' INVESTMENT:
----------------------------------------------------
Current Liabilities:
  Short-term borrowings                                  $   3,200    $   1,236
  Current maturities of long-term debt                          51           50
  Accounts payable                                          37,340       38,795
  Accrued expenses                                          38,619       35,208
--------------------------------------------------------------------------------
    Total current liabilities                               79,210       75,289
--------------------------------------------------------------------------------
Long-term debt                                              59,859       65,896
Deferred income taxes                                        3,710        4,662
Other liabilities                                           15,993       15,287
--------------------------------------------------------------------------------
    Total liabilities                                      158,772    $ 161,134
--------------------------------------------------------------------------------
Stockholders' Investment:
  Common stock                                                 130          129
  Paid-in capital                                           10,811       10,135
  Foreign currency translation adjustment                   (2,044)      (2,020)
  Retained earnings                                         70,130       61,656
--------------------------------------------------------------------------------
    Total stockholders' investment                          79,027       69,900
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
INVESTMENT                                               $ 237,799    $ 231,034
================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                           (000'S OMITTED) (Unaudited)

================================================================================
                                                             1996        1995
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------
  Net Income                                               $  8,478    $  5,387
    Adjustments to reconcile net income to net cash
      flows provided (used) by operating activities:
        Depreciation and amortization                        10,349      11,020
        (Increase) decrease in:
          Accounts receivable                               (11,787)     (6,066)
          Inventories                                         1,378       1,369
          Other current assets                                  656      (2,913)
          Other assets                                           25      (2,518)
        Increase (decrease) in:
          Accounts payable and accrued expenses               1,956      (3,762)
          Other liabilities                                     702       3,158
          Deferred income taxes                                (952)         23
--------------------------------------------------------------------------------
  Net cash flows povided by operating activities             10,805       5,698
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------------------------------------
  Purchase of plant and equipment                            (6,125)     (7,388)
  Disposal of plant and equipment                                 0       1,386
--------------------------------------------------------------------------------
  Net cash flows used in investing activities                (6,125)     (6,002)
--------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------------------------------------
  Options exercised                                             677         147
  Decrease in debt to outsiders                              (4,072)       (439)
--------------------------------------------------------------------------------
  Net cash flows used in financing activities                (3,395)       (292)
--------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES                                 (24)       (233)
--------------------------------------------------------------------------------
  Net increase/(decrease) in cash and cash equivalents        1,261        (829)
  Cash and cash equivalents at beginning of year                263       3,240
--------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                  1,524    $  2,411
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH PAID DURING THE NINE MONTH PERIOD FOR:
--------------------------------------------------------------------------------
  Interest                                                 $  3,862    $  5,780
--------------------------------------------------------------------------------
  Income taxes                                             $  6,833    $  4,903
================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 28, 1996
                                   (Unaudited)

1.   Basis of Presentation

     The financial information included is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments; also, see Note 2) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results for interim periods are not necessarily indicative of the results to be expected for the full year.

2. During the quarter, the Company changed its method of accounting for certain inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. This change, adopted through the retroactive restatement of all prior period financial statements, was made for the following reasons: (1) it will improve the measurement of operating results in light of reduced inflation rates; (2) it will enhance the comparability of the Company's financial statements by changing to the predominant method utilized in the industry; and (3) the change to FIFO will allow the Company to reduce the costs incurred in administering the current LIFO system and avoid the expenditure of future costs to design and implement a LIFO cost accounting system in connection with the current modification and upgrade of the Company's management information system. The effects of this accounting change had no impact on previously reported 1996 results. The effects on results previously reported in 1995 are as follows:


================================================================================================
                                                     1995        1995         1995
                                                      1st         2nd         3rd
                                                    Quarter     Quarter     Quarter       YTD
------------------------------------------------------------------------------------------------
Operating Profit as Previously Reported            $  4,930    $  5,486    $  5,772    $ 16,188
------------------------------------------------------------------------------------------------
Effect of Change in Accounting Method                  (140)       (184)       (162)       (486)
------------------------------------------------------------------------------------------------
Operating Profit as Adjusted                       $  4,790    $  5,302    $  5,610    $ 15,702
================================================================================================
Net Income as Previously Reported                  $  1,622    $  1,911    $  2,169    $  5,702
------------------------------------------------------------------------------------------------
Effect of Change in Accounting Method                   (91)       (119)       (105)       (315)
------------------------------------------------------------------------------------------------
Net Income as Adjusted                             $  1,531    $  1,792    $  2,064    $  5,387
================================================================================================
PER SHARE DATA
------------------------------------------------
Earnings Per Share as Previously Reported          $   0.13    $   0.15    $   0.17    $   0.45
------------------------------------------------------------------------------------------------
Effect of Change in Accounting Method                 (0.01)      (0.01)      (0.01)      (0.03)
------------------------------------------------------------------------------------------------
Earnings Per Share as Adjusted                     $   0.12    $   0.14    $   0.16    $   0.42
================================================================================================

================================================================================================
STATEMENT OF RETAINED EARNINGS                                              1/1/96      1/1/95
------------------------------------------------------------------------------------------------
Opening Balance as Previously Reported                                     $ 65,713    $ 57,383
------------------------------------------------------------------------------------------------
Cumulative Effect of Change in Accounting Method                             (4,057)     (3,636)
------------------------------------------------------------------------------------------------
Opening Balance as Previously Adjusted                                     $ 61,656    $ 53,747
================================================================================================

Management's Discussion and Analysis

RESULTS OF OPERATIONS:

Comparison of Third Quarter 1996 to Third quarter 1995

Genlyte's net sales for the third quarter of 1996 were $116.0 million, a $3.1 million, or 2.8 percent increase from the third quarter of 1995. Net income increased $1.4 million from the third quarter of 1995 to $3.4 million and earnings per share increased 62.5 percent from $.16 to $.26.

Gross profit for the third quarter of 1996 when compared to the third quarter of 1995 increased to 33.9 percent of sales from 30.0 percent of sales as the company improved its product mix and continued to realize the benefits of its facility optimization plan. Selling and administrative expenses increased during the third quarter of 1996 to 27.6 percent of sales, up from 25.0 percent of sales for the comparable period in 1995. This increase primarily resulted from relocation expenditures incurred as part of the facility optimization plan, selling expenditures associated with new product introduction and service provisioning and additional reserves for potential losses related to certain accounts receivable.

Operating profit increased in the third quarter of 1996 to $7.4 million, a 31.6 percent improvement from the third quarter of 1995. The improvement in operating profit was attributable to the improved product mix, principally in the commercial and outdoor divisions, and an intense focus on costs in each of the divisions. A significant element of this cost focus is the facility optimization plan which includes the negotiation of a partial lease termination of the Compton, CA manufacturing facility, the sale of the Tijuana, Mexico property, the relocation of Corporate headquarters from a leased facility to an owned facility and the termination of a long-term lease in Edison, NJ.

Interest expense amounted to $1.4 million, representing a decrease of $0.6 million, or 31.2 percent, over the comparable quarter of 1995. This decrease was attributable to lower average borrowings.

The effective tax rate was approximately 43.0 percent for the first three quarters of 1996 and 1995.

Comparison of First Nine Months 1996 to First Nine Months 1995

During the first nine months of 1996, Genlyte's net sales were $337.1 million, an increase of 0.9 percent compared to $334.1 million during the first nine months of 1995. Net income increased 57.4 percent to $8.5 million from $5.4 million in 1995 and earnings per share increased 54.8 percent from $.42 to $.65, The second half of 1996 is beginning to reflect the benefits of the completed expansion of Genlyte's Camargo, Mexico facility, where an array of products for all of its divisions are manufactured at relatively lower cost. Genlyte expanded production in Camargo in the third quarter. In addition, the Genlyte Technical Center, located at the Lightolier Fall River facility, was completed. This state-of-the-art facility showcases products from all Genlyte divisions and enables our sales professionals to show our customers the full capabilities of Genlyte's lighting applications and total lighting solutions.

Gross profit for the first nine months of 1996 was 33.3 percent of sales, compared to 29.9 percent of sales from the comparable period reflecting a continual reduction in excess capacity and improved product mix. Selling and administrative expenses for the first nine months of 1996 were 27.6 percent of sales as compared to 25.2 percent during the first nine months of 1995. This increase is primarily attributable to relocation expenditures in connection with facility optimization, costs incurred to terminate certain lease obligations and additional reserves for potential losses related to certain accounts receivable.

Operating profit increased in the first nine months of 1996 to $19.3 million, a
23.1 percent improvement from the comparable period of 1995. Most of the divisions' performances exceeded 1995 due to an improved product mix and a favorable impact of the facility optimization plan.

Interest expense decreased to $4.5 million from $6.2 million for the comparable period of 1995. The decrease was due to lower average borrowings.

The effective tax rate was approximately 43.0 percent for the first three quarters of 1996 and 1995.

Financial Condition

Working capital for the end of third quarter of 1996 was 18.4 percent of sales compared to 21.6 percent for the end of third quarter of 1995 primarily due to reduced inventory levels and enhanced cash flow management. Days sales outstanding has remained relatively constant.

Long-term debt has decreased approximately 10% ($6.0 million) since year end. Year-to-date net cash generation continues to outpace last year's generation which resulted, over the entire year, in significant liquidation of long-term debt.

The company believes that currently available cash, borrowing facilities, and its ability to increase its credit line if needed, combined with internally generated funds should be sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings

          Genlyte has been named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation ("Keene"). Except for the last count, as discussed below, the claims and causes of action are substantially the same as were brought against Genlyte in the U.S. District Courts in New York in August 1993, which cases have been permanently enjoined from proceeding as a result of Keene's reorganization plan. The new complaint is being prosecuted by the Creditors' Trust created for the benefit of Keene's creditors (the "Trust"), seeking from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions and other relief. With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation. The complaint also challenges Bairnco's spin-off of Genlyte in August 1988. Other allegations are that Genlyte, as well as the other corporate defendants, are liable as corporate successors to Keene. The complaint fails to specify the amount of damages sought against Genlyte. The complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act.

          Following confirmation of the Keene reorganization plan, the parties have moved to withdraw the case from the bankruptcy court to the Southern District of New York Federal District Court. No answer or other pleading shall be due until thirty (30) days following withdrawal of the case.

          Genlyte believes that it has meritorious defenses to the adversary proceeding and will defend said action vigorously.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 18: Preferability Letter re: Change in Accounting
               Principles
          (b) Exhibit 27: Requirements for the Format and Input of Financial Data Schedules
          (c)  Reports on Form 8-K : None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE GENLYTE GROUP INCORPORATED
                                       ------------------------------
                                                         (Registrant)



Date:                                  /s/ Neil M. Bardach
     --------------------              --------------------------------------
                                       Neil M. Bardach
                                       VP Finance -- CFO & Treasurer