Form 10-K
period 1996-12-31
GENLYTE GROUP INC
filed 1997-03-25
CIK 833076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1996

                         Commission file number: 0-16960
                                ----------------

                         THE GENLYTE GROUP INCORPORATED
                               2345 Vauxhall Road
                             Union, N. J. 07083-1948
                                 (908) 964-7000

INCORPORATED IN DELAWARE                             I.R.S.   EMPLOYER
                                              IDENTIFICATION NO. 22-2584333

  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                     ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, par value                            NASDAQ National Market System
$.0l per share


Number of shares of Common Stock (par value $.0l per share) outstanding as of March 3, 1997: 13,134,074.


Aggregate market value of Common Stock (par value $.01 per share) held by non-affiliates on March 3, 1997: $141,191,296.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                            DOCUMENTS INCORPORATED BY REFERENCE:

               DOCUMENT                                        PART OF FORM 10-K

Annual report to stockholders for  the fiscal year
 ended December 31, 1996                                     PARTS I, II, AND IV

Proxy Statement for the  Annual Meeting of Stockholders
  to be held April 24, 1997                                             PART III

PART I
------

ITEM 1. BUSINESS
        --------

The Genlyte Group Incorporated (the "Company" or "Genlyte") designs, manufactures and sells lighting fixtures for a wide variety of applications in the commercial, industrial, and residential markets. The Company operates in one industry segment (lighting fixtures and controls) through the following divisions: Lightolier, Controls, Wide-Lite, Hadco, Diamond F, and Supply (Crescent, ExceLine, and Stonco product lines) in the United States and Mexico, and Canlyte in Canada. The Company markets its products under the following brand names:

   In the U.S. --   Bronzelite,  Crescent,  Diamond F,  ExceLine,  Forecast,
                    Genlyte Controls, Hadco, Lightolier, Stonco, and Wide-Lite

   In Canada   --   Keene-Widelite,   Lightolier,   Prodel,  Stonco,  and  CFI
                    (Canadian Fluorescent Industries)

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

PRODUCTS AND DISTRIBUTION
-------------------------

Genlyte designs, manufactures, and markets the following types of products:

Indoor Fixtures --       Incandescent,  fluorescent,  and HID lighting  fixtures
                         and  lighting  controls  for  commercial,   industrial,
                         institutional,   medical,   sports,   and   residential
                         markets, and task lighting for all markets.


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

RAW MATERIALS SOURCES & AVAILABILITY
------------------------------------

Genlyte purchases large quantities of raw materials and components -- mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, and glass -- from multiple sources. No significant supply problems have been encountered in recent years. Relationships with vendors have been satisfactory.

PATENTS AND TRADEMARKS
----------------------

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

SEASONAL EFFECT ON BUSINESS
---------------------------

There are no predictable significant seasonal effects on Genlyte's results of its operations.

WORKING CAPITAL
---------------

There are no unusual significant business practices at Genlyte that affect working capital. Genlyte's terms of sale vary by division but are generally consistent with general practices within the lighting industry. The Company attempts to keep inventory levels at the minimum required to satisfy customer requirements.

BACKLOG
-------

Backlog was $42,247,005 as of December 31, 1996, $51,093,000 as of December 31, 1995, and $50,378,300 as of December 31, 1994. Substantially all of the backlog at December 31, 1996 is expected to be shipped in 1997.

COMPETITION
-----------

Genlyte's products are sold in competitive markets where there are numerous producers of each type of fixture. The principal measures of competition in indoor and outdoor fixtures for the commercial, residential, and industrial markets are price, service, design, and product performance.

RESEARCH AND DEVELOPMENT
------------------------

Genlyte is constantly monitoring new light sources for incorporation into new product development. Costs incurred for research and development activities, as determined in accordance with generally accepted accounting principles, were $4,148,000, $2,551,000 and $3,006,000, during 1996, 1995, 1994 respectively.

EMPLOYEES
---------

At December 31, 1996, Genlyte employed approximately 1,800 unionized and non-unionized production workers and 750 engineering, administrative, and sales personnel. Relationships with unions have been satisfactory.

INTERNATIONAL OPERATIONS
------------------------

The Company has international operations in Canada and Mexico. Information on the Company's operations by geographical area for the last three fiscal years is set forth in the "Notes to the Consolidated Financial Statements" section of Genlyte's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 2. PROPERTIES
        ----------

The Company has the following owned and leased property locations as of December 31, 1996:

                                        OWN/            MFG.         OFFICE       WHSE.        OTHER
                                        LEASE           SPACE        SPACE        SPACE        SPACE
                                        -----           -----        -----        -----        -----
LOCATION
--------
LIGHTOLIER:
    Atlanta, GA                          Lease                                       x
    Camargo, Mexico                      Lease            x             x            x
    Chesterfield, MO                     Lease                          x
    Columbia, MD                         Lease                          x
    Compton, CA                          Lease                          x            x
    Dallas, TX                           Lease                                                    x
    Denver, CO                           Lease                          x
    Edison, NJ                           Lease            x             x
    Emeryville, CA                       Lease                          x
    Fall River, MA                       Own              x             x
    Farmers Branch, TX                   Lease                          x
    Fontana, CA                          Own              x             x            x
    Jacksonville, FL                     Lease                          x
    Louisville, KY                       Lease                          x
    Miami, FL                            Lease                          x
    New York, NY                         Lease                          x
    Norwich, CT                          Own                                         x            x
    Phoenix, AZ                          Lease                          x
    Pittsburgh, PA                       Lease                          x
    Portland, OR                         Lease                          x
    San Diego, CA                        Lease                          x
    Seattle, WA                          Lease                          x
    Schiller Park, IL                    Lease                          x
    Wilmington, MA                       Own              x             x            x
    Winter Park, FL                      Lease                          x

                                        OWN/         MFG.         OFFICE        WHSE.        OTHER
                                        LEASE        SPACE        SPACE         SPACE        SPACE
                                        -----        -----        -----         -----        -----
LOCATION
--------
HADCO:
    Cameron, WV                         Lease             x                         x
    Littlestown, PA                     Own               x            x            x

SUPPLY:
    Stonco - Union, NJ  *               Own               x            x            x
    Crescent - Barrington, NJ           Own               x            x            x

WIDE-LITE:
    San Marcos, TX                      Own               x            x            x

CONTROLS:
    Garland, TX                         Own               x            x            x            x

DIAMOND F:
    Elgin, IL                           Own               x            x            x

CANLYTE:
    Cambridge, Ontario (KWL)            Own               x            x            x
    Montreal, Quebec
       (Lachine-LOL/CHQ)                Own               x            x            x            x
    Toronto (LOL/CHQ)                   Lease                          x
    Vancouver (LOL)                     Lease                          x
    Edmonton (LOL)                      Lease                          x
    Cornwall, Ontario (CFI)             Own               x            x            x
    Dorval (LOL)                        Lease                          x

*  Includes Genlyte  headquarters.

The Genlyte facility located in Garland, Texas is subject to a $278,000 mortgage due May 1, 2001.

Genlyte believes its facilities are suitable and adequate for current and presently projected needs.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Genlyte has been named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation ("Keene"). Except for the last count, as discussed below, the claims and causes of action are substantially the same as were brought against Genlyte in the U.S. District Court in New York in August 1993, which have been permanently enjoined from proceeding as a result of Keene's reorganization plan. The new complaint is being prosecuted by the Creditors Trust created for the benefit of Keene's creditors (the "Trust"), seeking from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief. With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation. The complaint also challenges Bairnco's spin-off of Genlyte in August 1988. Other allegations are that Genlyte, as well as the other corporate defendants, are liable as corporate successors to Keene. The complaint fails to specify the amount of damages sought against Genlyte. The complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act.

Following confirmation of the Keene reorganization plan, the parties have moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court. No answer or other pleading shall be due until thirty
(30) days following withdrawal of the case. Genlyte believes that it has meritorious defenses to the adversary proceeding and will defend said action vigorously.

Additionally, the Company is defendant and/or potentially responsible party, with other companies, in actions and proceedings under state and federal environment laws including the federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("Superfund"). Such actions include, but are not limited to, the Keystone

Sanitation Landfill site located in Pennsylvania, in which the United States Environmental Protection Agency has sought remedial action and reimbursement for past costs.

Management does not believe that the disposition of the lawsuits and/or proceedings will have a material effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

          None.

PART II
-------

ITEM 5.    MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY &  RELATED  STOCKHOLDER
           MATTERS
           ---------------------------------------------------------------------

           a. and c.     Data regarding  market price of Genlyte's  common stock
                         is included in the  "Quarterly  Results of  Operations"
                         section   of   Genlyte's    1996   Annual   Report   to
                         Stockholders,   which   is   incorporated   herein   by
                         reference.  Genlyte's  common  stock is  traded  on the
                         NASDAQ  National Market System under the symbol "GLYT".
                         Information   concerning   dividends  and  restrictions
                         thereon  and  Preferred   Stock  Purchase   Rights  are
                         included  in the "Notes to the  Consolidated  Financial
                         Statements"  section of Genlyte's 1996 Annual Report to
                         Stockholders,   which   is   incorporated   herein   by
                         reference.

           b.            The  approximate   number  of  common  equity  security
                         holders is as follows:

                                                           APPROXIMATE NUMBER OF
                                                         HOLDERS OF RECORD AS OF
           TITLE OF CLASS                                          YEAR-END 1996
           ---------------------------------------------------------------------
           Common Stock,
           par value $.0l per share                                        1,705

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

           The information required for this item is included in Genlyte's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------------------------

           Reference is made to the "Management's Discussion and Analysis" section of Genlyte's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

           Reference is made to the "Consolidated Financial Statements" and "Quarterly Results of Operations" sections of Genlyte's 1996 Annual Report to Stockholders, which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           ------------------------------------------------------------------

           None.

PART III
--------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

           The information required with respect to the Directors of Genlyte is included in the "Election of Directors" section of the Proxy Statement for the 1997 Annual Meeting of the Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

           The information with respect to executive compensation is included in the "Compensation of Directors and Executive Compensation" section of the Proxy Statement for the 1997 Annual Meeting of Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

           The information required with respect to security ownership is included in the "Voting Securities and Principal Holders Thereof" section of the Proxy Statement for the 1997 Annual Meeting of Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

           The information required with respect to relationships is included in the "Compensation Committee Interlocks and Insider Participation" and "Voting Securities and Principal Holders Thereof" section of the Proxy Statement for the 1997 Annual Meeting of Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV
-------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

a)       1)    FINANCIAL STATEMENTS
               The following information is incorporated herein by reference to Genlyte's 1996 Annual Report to Stockholders:

               Report of Independent Public Accountants

               Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994

               Consolidated Balance Sheets as of December 31, 1996 and 1995

               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

               Consolidated Statements of Stockholders' Investment for the years ended December 31, 1996, 1995, and 1994

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

b) There were no filings on Form 8-K during the fourth quarter of 1996.

c)         EXHIBITS
--         --------

                                             INCORPORATED BY
DESCRIPTION                                  REFERENCE TO
-----------                                  ------------

-    Amended      and      Restated          Exhibit     3(b)    to    Genlyte's
     Certificate  of  Incorporation          Registration Statement on Form 8 as
     of   the   Registrant,   dated          filed  with  the   Securities   and
     August 2, 1988                          Exchange  Commission  on  August 3,
                                             1988


-    Amended      and      Restated          Exhibit 3(a) to Genlyte's Form 10-K
     Certificate  of  Incorporation          filed  with  the   Securities   and
     of the  Registrant,  dated May          Exchange Commission in March 1993
     9, 1990


-    Amended and  Restated  By-Laws          Exhibit     3(c)    to    Genlyte's
     of the Registrant,  as adopted          Registration Statement on Form 8 as
     on May 16, 1988                         filed  with  the   Securities   and
                                             Exchange  Commission  on  August 3,
                                             1988


-    Form of Stock  Certificate for          Exhibit     4(a)    to    Genlyte's
     Genlyte Common Stock                    Registration Statement on Form 8 as
                                             filed  with  the   Securities   and
                                             Exchange  Commission  on  August 3,
                                             1988


-    Stock    Purchase    Agreement          Exhibit    10(a)    to    Genlyte's
     between  the   Registrant  and          Registration Statement on Form 8 as
     purchasers of Class B Stock of          filed  with  the   Securities   and
     the  Registrant,  dated  as of          Exchange  Commission  on  August 3,
     June 17, 1988                           1988

                                             INCORPORATED BY
DESCRIPTION                                  REFERENCE TO
-----------                                  ------------

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
                                             1988

                                             INCORPORATED BY
DESCRIPTION                                  REFERENCE TO
-----------                                  ------------

-    Tax Sharing Agreement between           Exhibit    10(k)    to    Genlyte's
     Genlyte and  Bairnco Corpora-           Registration Statement on Form 8 as
     tion, dated July 15, 1988               filed  with  the   Securities   and
                                             Exchange  Commission  on  August 3,
                                             1988


-    Merger  and  Assumption  Agree-         Exhibit  10(d)  to  Genlyte's  Form
     ment, dated as of December 28,          10-K filed with the  Securities and
     1990,  by  and  between Genlyte         Exchange Commission in March 1991
     and Lightolier


-    Form of Employment  Protection          Exhibit  to  Genlyte's   Form  10-Q
     Agreement entered into between          filed  with  the   Securities   and
     Genlyte    and   certain   key          Exchange Commission in August 1990
     executives

-    Loan  Agreement   between  The          Exhibit 4(c) to Genlyte's Form 10-K
     Genlyte Group Incorporated and          filed  with  the   Securities   and
     Jobs  for  Fall  River,  Inc.,          Exchange Commission in March 1995
     dated as of July 13, 1994

-    Amended  and  Restated  Credit          Exhibit 4(c) to Genlyte's Form 10-K
     Agreement  between The Genlyte          filed  with  the   Securities   and
     Group   Incorporated  and  the          Exchange Commission in March 1996
     applicable     banks     named
     therein,  dated as of November
     15, 1995


Other Exhibits included herein:

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

                                          THE GENLYTE GROUP INCORPORATED
                                          ------------------------------
                                                    Registrant


    /s/ March 25, 1997                       /s/ Neil M. Bardach
Date: --------------------                By ---------------------------
        March 25, 1997                           Neil M. Bardach
                                                 V.P. Finance - CFO & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Genlyte and in the capacities and on the date indicated.


/s/ Avrum I. Drazin                                           3/20/97
-------------------------------------------              ------------------
    Avrum I. Drazin - Chairman of the Board                 March 20, 1997


/s/ Larry Powers                                              3/20/97
-------------------------------------------              ------------------
    Larry Powers, President and Chief                       March 20, 1997
    Executive Officer
    (Principal Executive Officer)


/s/ Glenn W. Bailey                                           3/20/97
-------------------------------------------              ------------------
    Glenn W. Bailey - Director                              March 20, 1997


/s/ Robert B. Cadwallader                                   March 20, 1997
-------------------------------------------              ------------------
    Robert B. Cadwallader - Director                        March 20, 1997


/s/ David M. Engelman                                         3/20/97
-------------------------------------------              ------------------
    David M. Engelman - Director                            March 20, 1997


/s/ Fred Heller                                               3/20/97
-------------------------------------------              ------------------
    Fred Heller - Director                                  March 20, 1997

/s/ Frank Metzger                                             3/20/97
-------------------------------------------              ------------------
    Frank Metzger - Director                                March 20, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------



TO THE GENLYTE GROUP INCORPORATED:



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Genlyte Group Incorporated Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                       /s/ Arthur Andersen LLP
                                                       -----------------------
                                                       ARTHUR ANDERSEN LLP


New York, New York
January 22, 1997

                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                ($ in thousands)


                                                             ADDITIONS
                                               BALANCE AT    CHARGED TO                  BALANCE
                                               BEGINNING     COSTS AND                    AT END
                                                OF YEAR      EXPENSES    DEDUCTIONS      OF YEAR
                                                -------      --------    ----------      -------

YEAR-ENDED DECEMBER 31, 1996

        Allowance for Doubtful Accounts          $ 5,302      $ 3,452    $  (532)       $ 8,222


YEAR-ENDED DECEMBER 31, 1995

        Allowance for Doubtful Accounts          $ 3,551      $ 3,315    $(1,564)       $ 5,302


YEAR-ENDED DECEMBER 31, 1994

        Allowance for Doubtful Accounts          $ 3,765      $ 1,334    $(1,548)       $ 3,551