Form 10-Q
period 1997-03-29
GENLYTE GROUP INC
filed 1997-04-28
CIK 833076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 29, 1997

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ] NO [ ]


THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MARCH 28, 1997 WAS 13,135,649.

================================================================================

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 29, 1997




                                      INDEX



PART I.        FINANCIAL INFORMATION

               Consolidated Statements of Income for the three
                months ended March 29, 1997 and March 30, 1996.................1

               Consolidated Balance Sheets as of
                March 29, 1997 and December 31, 1996...........................2

               Consolidated Statements of Cash Flows for the three
                months ended March 29, 1997 and March 30, 1996.................3

               Notes to Consolidated Interim Financial Statements. ............4

               Management's Discussion and Analysis of
                Results of Operations and Financial Condition .................5


PART II. OTHER INFORMATION

               Item 1  Legal Proceedings.......................................6

               Item 6  Exhibits and Reports on Form 8-K........................6

               Signature.......................................................7

 PART 1  FINANCIAL INFORMATION
         ---------------------

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                               1997                  1996
--------------------------------------------------------------------------------

Net Sales                                  $  113,298          $   108,662
   Cost of Sales                               75,059               73,398
--------------------------------------------------------------------------------
Gross Profit                                   38,239               35,264
   Selling and Administrative Expenses         31,135               29,688
--------------------------------------------------------------------------------
Operating Profit                                7,104                5,576
   Interest Expense, net                          971                1,553
--------------------------------------------------------------------------------
Income Before Income Taxes                      6,133                4,023
   Provision for Income Taxes                   2,639                1,730
--------------------------------------------------------------------------------
Net Income                                 $    3,494          $     2,293
--------------------------------------------------------------------------------
Earnings per Share                         $     0.26          $      0.18
================================================================================


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 29, 1997 AND DECEMBER 31, 1996
                                 (000'S OMITTED)

======================================================================================================
                                                                       (unaudited)
                                                                          3/29/97             12/31/96
------------------------------------------------------------------------------------------------------
ASSETS:

Current Assets:

     Cash and Cash Equivalents                                 $            3,705      $         2,895
     Accounts Receivable, less allowance for doubtful
        account of $6,310 and $8,222, respectively                         68,862               65,036
     Inventories
        Raw materials and supplies                                         31,316               31,798
        Work in process                                                     6,920                6,429
        Finished goods                                                     45,827               42,772
------------------------------------------------------------------------------------------------------
     Total Inventory                                                       84,063               80,999
------------------------------------------------------------------------------------------------------
     Other Current Assets                                                  15,833               14,909
------------------------------------------------------------------------------------------------------
Total Current Assets                                                      172,463              163,839
------------------------------------------------------------------------------------------------------
     Property, Plant & Equipment                                          211,486              211,349
     Less: accumulated depreciation and amortization
        on plant and equipment                                            152,223              150,969
------------------------------------------------------------------------------------------------------
Net Property, Plant & Equipment                                            59,263               60,380
------------------------------------------------------------------------------------------------------
Cost in excess of net assets of purchased business                         11,688               11,755
Other Assets                                                                3,056                2,141
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $          246,470      $       238,115
======================================================================================================

LIABILITIES & STOCKHOLDERS' INVESTMENT


Current Liabilities:
     Short-Term Borrowings                                     $            6,880      $           -
     Current Maturities of Long-term Debt                                      54                   51
     Accounts Payable                                                      42,142               44,440
     Accrued Expenses                                                      41,637               47,982
------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                  90,713               92,473
------------------------------------------------------------------------------------------------------
Long-term Debt                                                             47,830               41,847
Deferred Income Taxes                                                       3,366                3,368
Other Liabilities                                                          17,252               16,644
------------------------------------------------------------------------------------------------------
Total Liabilities                                                         159,161              154,332
------------------------------------------------------------------------------------------------------
Stockholders' Investment
     Common Stock                                                             131                  131
     Paid-in Capital                                                       11,315               11,124
     Foreign Currency Translation                                         (2,284)              (2,125)
     Retained Earnings                                                     78,147               74,653
------------------------------------------------------------------------------------------------------
     Total Stockholders' Investment                                        87,309               83,783
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT                   $          246,470      $       238,115
======================================================================================================


                   The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996
                           (000'S OMITTED) (Unaudited)

---------------------------------------------------------------------------------------
                                                            1997                  1996
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income                                             $  3,494             $  2,293
   Adjustments to  reconcile  net income to net cash
       flows  provided  (used) by operating activities:
       Depreciation and amortization                         3,212                3,100
       (Increase) decrease in:
          Accounts receivable                               (3,826)              (7,279)
          Inventories                                       (3,064)              (1,106)
          Other current assets                                (924)              (2,159)
          Other assets                                        (848)                 160
       Increase (decrease) in:
          Accounts payable and accrued expenses             (8,643)              (6,748)
          Other liabilities                                    608                2,265
          Deferred income taxes                                 (2)                 199
---------------------------------------------------------------------------------------
   Net cash flows used by operating activities              (9,993)              (9,275)
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------------------------------------------------------
   Purchase of plant and equipment, net of disposal         (2,095)              (1,448)
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------
   Options exercised                                           191                  431
   Increase in debt to outsiders                            12,866               10,964
---------------------------------------------------------------------------------------
   Net cash flows provided from financing  activities       13,057               11,395
---------------------------------------------------------------------------------------
   EFFECT OF EXCHANGE RATE CHANGES                            (159)                  39
---------------------------------------------------------------------------------------
   Net increase in cash and cash equivalents                   810                  711
   Cash and cash equivalents at beginning of year            2,895                  263
---------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $  3,705             $    974
---------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 - CASH PAID DURING THE THREE MONTH PERIOD FOR:
---------------------------------------------------------------------------------------
   Interest                                               $    676                1,314
---------------------------------------------------------------------------------------
   Income taxes                                           $  2,878             $  1,408
=======================================================================================


                   The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              AS OF MARCH 29, 1997
                                   (Unaudited)

1.       Basis of Presentation
         The financial information included is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three month period ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, primary earnings per share ("Primary EPS") will be replaced by basic earnings per share ("Basic EPS"), and fully diluted earnings per share ("Fully Diluted EPS") will be replaced with diluted earnings per share ("Diluted EPS"). Basic EPS differs from Primary EPS in that it only includes the weighted average impact of outstanding shares of the Company's Common Stock. Diluted EPS is substantially similar to Fully Diluted EPS as previously reported. The provisions of SFAS No. 128 will result in the retroactive restatement of previously reported Primary EPS and Fully Diluted EPS figures, but SFAS No. 128 prohibits such restatement prior to December 31, 1997. Based on the Company's computations, the adoption of SFAS No. 128 is not expected to impact earnings per share amounts reported during the current quarter or any recent prior period.

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------


RESULTS OF OPERATIONS:
----------------------


COMPARISON OF FIRST QUARTER 1997 TO FIRST QUARTER 1996
------------------------------------------------------

Genlyte's net sales for the first quarter of 1997 were $113.3 million, a $4.6 million, or 4.3 percent increase from the first quarter of 1996. Led by outdoor products, each of Genlyte's major product lines grew during the first quarter. Net income increased $1.2 million from the first quarter of 1996 to $3.5 million and earnings per share increased 44.4 percent from $.18 to $.26.

Cost of sales for the first quarter of 1997, when compared to the first quarter of 1996, decreased to 66.3 percent of sales from 67.6 percent as the company improved its product mix and continued to realize the benefits of its cost containment measures. Selling, general and administrative expenses increased slightly during the first quarter of 1997 to 27.5 percent of sales, up from 27.3 percent of sales for the comparable period in 1996. This increase primarily resulted from our investment in new sales people and national and trade advertising. Operating profit increased in the first quarter of 1997 to $7.1 million, a 27.4 percent improvement from the first quarter of 1996.

Interest expense amounted to $1.0 million, representing a decrease of $0.6 million, or 37.5 percent, over the comparable quarter of 1996. This decrease was attributable to lower average borrowings.

The effective tax rate was approximately 43.0 percent for the first quarter of 1997 and 1996.


 FINANCIAL CONDITION:
 --------------------

Working capital for the end of first quarter of 1997 was 18.0 percent of sales compared to 15.6 percent for the end of year 1996. This resulted from inventories increasing due to seasonal requirements, partially offset by increased payables.

Short term borrowings increased approximately $6.9 million and long-term debt has increased $6.0 million since year end primarily due to seasonal cash usage. The company believes that currently available cash, borrowing facilities, and its ability to increase its credit line if needed, combined with internally generated funds should be sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

PART II     OTHER INFORMATION
            -----------------

Genlyte has been named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation ("Keene"). The complaint is being prosecuted by the Creditors' Trust created for the benefit of Keene's creditors (the "Trust"), seeking from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief. With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation ("Bairnco"). The complaint also challenges Bairnco's spin-off of Genlyte in August 1988. Other allegations are that Genlyte, as well as the other corporate defendants, are liable as corporate successors to Keene. The complaint fails to specify the amount of damages sought against Genlyte. The complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act.

On April 7, 1997, the case was removed to the Federal District Court of the Southern District of New York for all future proceedings. The parties intend to request, prior to May 1, 1997, a mandatory pre-motion conference to be held before the court to determine the timing for filing motions to dismiss the complaint. Genlyte believes that it has meritorious defenses to the adversary proceeding and will defend said action vigorously.

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

ITEM 6.   Exhibits and Reports on Form 8-K

          (a). Exhibit 27: Requirements for the Format and Input of Financial Data Schedules
          (b)  Reports on Form 8-K : None

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






                            THE GENLYTE GROUP INCORPORATED
                            ------------------------------
                                                (Registrant)




Date:  April 25, 1997       /S/   Neil M. Bardach
                            ------------------------------
                                  Neil M. Bardach
                                  Vice President Finance
                                  Chief Financial Officer & Treasurer