Form 10-Q
period 1997-06-28
GENLYTE GROUP INC
filed 1997-07-25
CIK 833076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 28, 1997

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]


THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF JUNE 27, 1997 WAS 13,076,690.


================================================================================

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 28, 1997




                                      INDEX



PART I.        FINANCIAL INFORMATION

               Consolidated Statements of Income for the three
                  months ended June 28, 1997 and June 29, 1996.................1

               Consolidated Statements of Income for the six
                  months ended June 28, 1997 and June 29, 1996.................2

               Consolidated Balance Sheets as of
                  June 28, 1997 and December 31, 1996..........................3

               Consolidated Statements of Cash Flows for the six
                  months ended June 28, 1997 and June 29, 1996.................4

               Notes to Consolidated Interim Financial Statements. ............5

               Management's Discussion and Analysis of
                  Results of Operations and Financial Condition ...............6


PART II.       OTHER INFORMATION

               Item 1  Legal Proceedings.......................................8

               Item 6  Exhibits and Reports on Form 8-K........................8

               Signature.......................................................9

PART 1  FINANCIAL INFORMATION
        ---------------------

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                             1997                       1996
================================================================================
Net Sales                             $    120,700                 $    112,440
   Cost of Sales                            79,188                       74,775
--------------------------------------------------------------------------------
Gross Profit                                41,512                       37,665
   Selling and Administrative Expenses      32,126                       31,292
--------------------------------------------------------------------------------
Earnings Before Interest and Taxes           9,386                        6,373
   Interest Expense, net                     1,164                        1,544
--------------------------------------------------------------------------------
Income Before Taxes                          8,222                        4,829
   Provision for Taxes                       3,533                        2,078
--------------------------------------------------------------------------------
Net Income                            $      4,689                 $      2,751
--------------------------------------------------------------------------------
Earnings per Share                    $       0.35                 $       0.21
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                              1997                    1996
================================================================================
Net Sales                                $  233,998             $   221,102
    Cost of Sales                           154,247                 148,173
--------------------------------------------------------------------------------
Gross Profit                                 79,751                  72,929
    Selling and Administrative Expenses      63,262                  60,980
--------------------------------------------------------------------------------
Earnings Before Interest and Taxes           16,489                  11,949
    Interest Expense, net                     2,135                   3,096
--------------------------------------------------------------------------------
Income Before Income Taxes                   14,354                   8,853
    Provision for Income Taxes                6,172                   3,808
--------------------------------------------------------------------------------
Net Income                               $    8,182             $     5,045
--------------------------------------------------------------------------------
Earnings per Share                       $     0.61             $      0.39
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 28, 1997 AND DECEMBER 31, 1996
                                 (000'S OMITTED)


================================================================================
                                                        (unaudited)
                                                          6/28/97      12/31/96
--------------------------------------------------------------------------------
ASSETS:
--------------------------------------------------------
Current Assets:
     Cash and Cash Equivalents                          $   1,153    $   2,895
     Accounts Receivable, less allowance for doubtful
        account of $5,938 and $8,222, respectively         76,804       65,036
     Inventories
        Raw materials and supplies                         30,031       31,798
        Work in process                                     6,781        6,429
        Finished goods                                     45,109       42,772
--------------------------------------------------------------------------------
     Total Inventories                                     81,921       80,999
--------------------------------------------------------------------------------
     Other Current Assets                                  16,756       14,909
--------------------------------------------------------------------------------
Total Current Assets                                      176,634      163,839
--------------------------------------------------------------------------------
     Property, Plant & Equipment                          212,999      211,349
     Less: accumulated depreciation and amortization
        on plant and equipment                            152,514      150,969
--------------------------------------------------------------------------------
Net Property, Plant & Equipment                            60,485       60,380
--------------------------------------------------------------------------------
Cost in excess of net assets of purchased business         11,626       11,755
Other Assets                                                7,236        2,141
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $ 255,981    $ 238,115
================================================================================
LIABILITIES & STOCKHOLDERS' INVESTMENT
--------------------------------------------------------
Current Liabilities:
     Short-Term Borrowings                              $   5,160    $    --
     Current Maturities of Long-term Debt                      54           51
     Accounts Payable                                      41,886       44,440
     Accrued Expenses                                      40,118       47,982
--------------------------------------------------------------------------------
Total Current Liabilities                                  87,218       92,473
--------------------------------------------------------------------------------
Long-term Debt                                             50,817       41,847
Deferred Income Taxes                                       6,351        3,368
Other Liabilities                                          19,492       16,644
--------------------------------------------------------------------------------
Total Liabilities                                         163,878      154,332
--------------------------------------------------------------------------------
Stockholders' Investment
     Common Stock                                             132          131
     Paid-in Capital                                       11,448       11,124
     Foreign Currency Translation                          (2,312)      (2,125)
     Retained Earnings                                     82,835       74,653
--------------------------------------------------------------------------------
     Total Stockholders' Investment                        92,103       83,783
--------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT            $ 255,981    $ 238,115
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                           (000'S OMITTED) (Unaudited)

=============================================================================================
                                                                        1997          1996
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------------
   Net Income                                                         $  8,182       $ 5,045
   Adjustments to reconcile net income to net cash
       flows provided (used) by operating activities:
       Depreciation and amortization                                     6,099         6,722
       (Increase) decrease in:
           Accounts receivable                                         (11,768)       (5,043)
           Inventories                                                    (922)         (629)
           Other current assets                                         (1,847)       (3,250)
           Other assets                                                 (4,966)          282
       Increase (decrease) in:
           Accounts payable and accrued expenses                       (10,418)       (3,439)
           Other liabilities                                             2,848         3,131
           Deferred income taxes                                         2,983           198
---------------------------------------------------------------------------------------------
   Net cash flows provided (used) by operating activities               (9,809)        3,017
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------------------------------------------------------------
   Purchase of plant and equipment, net of disposal                     (6,204)       (4,241)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------------
   Options exercised                                                       325           512
   Increase in debt to outsiders                                        14,133         4,098
---------------------------------------------------------------------------------------------
   Net cash flows provided from financing  activities                   14,458         4,610
---------------------------------------------------------------------------------------------
   EFFECT OF EXCHANGE RATE CHANGES                                        (187)          (24)
---------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                 (1,742)        3,362
   Cash and cash equivalents at beginning of year                        2,895           263
---------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                         $  1,153       $ 3,625
---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH PAID DURING
THE SIX MONTH PERIOD FOR:
---------------------------------------------------------------------------------------------
   Interest                                                           $  1,558       $ 2,659
---------------------------------------------------------------------------------------------
   Income taxes                                                       $ 10,439       $ 6,711
=============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               AS OF JUNE 28, 1997
                                   (Unaudited)
1.       Basis of Presentation

         The financial information included is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the six month period ended June 28, 1997 are not necessarily indicative of the results to be expected for the full year.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------


RESULTS OF OPERATIONS:
---------------------


COMPARISON OF SECOND QUARTER 1997 TO SECOND QUARTER 1996
--------------------------------------------------------

Genlyte's net sales for the second quarter of 1997 were $120.7 million, an $8.3 million, or 7.3 percent increase from the second quarter of 1996. The sales growth was due to a strong commercial construction market as well as Genlyte's continuing emphasis on new products. Net income increased by $1.9 million to $4.7 million from the second quarter of 1996 to the second quarter of 1997, while earnings per share increased 66.7 percent from $.21 to $.35.

Cost of sales for the second quarter of 1997, when compared to the second quarter of 1996, decreased to 65.6 percent of sales from 66.5 percent as the company improved its product mix and continued to realize the benefits of its efforts to reduce manufacturing costs. Selling, general and administrative expenses decreased during the second quarter of 1997 to 26.6 percent of sales, down from 27.8 percent of sales for the comparable period in 1996. Part of this decrease resulted from Genlyte relocating its headquarters from a leased facility in Secaucus, NJ to a company-owned facility in Union, NJ during the second quarter of 1996 and part from a reduction in administrative costs. Operating profit increased in the second quarter of 1997 to $9.4 million, a 47.3 percent improvement from the second quarter of 1996.

Interest expense amounted to $1.2 million, representing a decrease of $0.4 million, or 24.6 percent, over the comparable quarter of 1996. This decrease was attributable to lower average borrowings.

The effective tax rate was approximately 43.0 percent for the second quarter of 1997 and 1996.


COMPARISON OF FIRST SIX MONTHS 1997 TO FIRST SIX MONTHS 1996
------------------------------------------------------------

During the first six months of 1997, Genlyte's net sales were $234.0 million, an increase of 5.8 percent compared to $221.1 million during the first six months of 1996. Net income increased 62.2 percent to $8.2 million from $5.0 million in 1996 and earnings per share increased 56.4 percent from $.39 to $.61.

Cost of sales for the first six months of 1997 was 65.9 percent of sales, compared to 67.0 percent of sales from the comparable period in 1996, reflecting a continual reduction in excess capacity and improved product mix. Selling, general and administrative expenses for the first six months of 1997 was 27.0 percent of sales as compared to 27.6 percent during the first six months of 1996. This decrease is attributable to relocation expenditures incurred in 1996 but not in 1997, and certain lease-terminations.

Operating profit  increased in the first six months of 1997 to $16.5 million,  a
38.0 percent improvement from the comparable period of 1996. Most of the divisions' performance exceeded that of 1996 due to an improved product mix and a favorable impact of the facility optimization plan.

Interest expense decreased to $2.1 million from $3.1 million for the comparable period of 1996. The decrease was due to lower average borrowings.

The effective tax rate was approximately 43.0 percent for the first two quarters of 1997 and 1996.


FINANCIAL CONDITION:
-------------------

Working capital for the end of second quarter of 1997 was 18.5 percent of sales compared to 15.6 percent for the end of year 1996.

Short term borrowings increased approximately $5.2 million and long-term debt has increased by $9.0 million since year end 1996 primarily due to seasonal cash usage. The company believes that currently available cash, borrowing facilities, and its ability to increase its credit line if needed, combined with internally generated funds should be sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

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

On April 7, 1997, the case was removed to the Federal District Court of the Southern District of New York for all future proceedings. At a mandatory pre-motion conference, held on June 6, 1997, the Court set the date of September 15, 1997 for filing motions to dismiss the complaint or otherwise move for summary judgment, with responsive briefs due on November 14, 1997, and reply briefs due on December 15, 1997. Genlyte believes that it has meritorious defenses to the adversary proceeding and will defend said action vigorously, including the filing of motions to dismiss and/or for summary judgment.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

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






                                                  THE GENLYTE GROUP INCORPORATED
                                                  ------------------------------
                                                                    (Registrant)




Date: July 25, 1997                               /S/  NEIL M. BARDACH
                                                  ------------------------------
                                                       Neil M. Bardach
                                                       VP Finance--CFO &
                                                        Treasurer