Form 10-Q
period 1997-09-27
GENLYTE GROUP INC
filed 1997-10-31
CIK 833076

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 27, 1997

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


THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF SEPTEMBER 27, 1997 WAS 13,189,945.


================================================================================

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 27, 1997



                                      INDEX



PART I.        FINANCIAL INFORMATION

               Consolidated Statements of Income for the three
                  months ended September 27, 1997 and September 28, 1996.......1

               Consolidated Statements of Income for the nine
                  months ended September 27, 1997 and September 28, 1996.......2

               Consolidated Balance Sheets as of
                  September 27, 1997 and December 31, 1996.....................3

               Consolidated Statements of Cash Flows for the nine
                  months ended September 27, 1997 and September 28, 1996.......4

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


PART II.       OTHER INFORMATION


               Item 1  Legal Proceedings.......................................8

               Item 6  Exhibits and Reports on Form 8-K........................8


               Signature.......................................................9

PART 1   FINANCIAL INFORMATION


                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                      1997              1996
================================================================================
Net Sales                                          $123,981          $116,036
   Cost of Sales                                     81,393            76,688
--------------------------------------------------------------------------------
Gross Profit                                         42,588            39,348
   Selling and Administrative Expenses               32,870            31,963
--------------------------------------------------------------------------------
Earnings Before Interest and Taxes                    9,718             7,385
   Interest Expense, net                              1,073             1,361
--------------------------------------------------------------------------------
Income Before Income Taxes                            8,645             6,024
   Provision for Income Taxes                         3,718             2,588
--------------------------------------------------------------------------------
Net Income                                         $  4,927          $  3,436
--------------------------------------------------------------------------------
Earnings per Share                                 $   0.37          $   0.26
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                     1997              1996
================================================================================
    Net Sales                                      $357,979          $337,138
       Cost of Sales                                235,640           224,861
--------------------------------------------------------------------------------
    Gross Profit                                    122,339           112,277
       Selling and Administrative Expenses           96,131            92,943
--------------------------------------------------------------------------------
    Earnings Before Interest and Taxes               26,208            19,334
       Interest Expense, net                          3,208             4,457
--------------------------------------------------------------------------------
    Income Before Income Taxes                       23,000            14,877
       Provision for Income Taxes                     9,890             6,399
--------------------------------------------------------------------------------
    Net Income                                     $ 13,110          $  8,478
--------------------------------------------------------------------------------
    Earnings per Share                             $   0.98          $   0.65
================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 27, 1997 AND DECEMBER 31, 1996
                                 (000'S OMITTED)


================================================================================
                                                        (unaudited)
                                                          9/27/97       12/31/96
--------------------------------------------------------------------------------
ASSETS:
Current Assets:
     Cash and Cash Equivalents                           $   3,514    $   2,895
     Accounts Receivable, less allowance for doubtful
        account of $6,129 and $8,222, respectively          78,499       65,036
     Inventories
        Raw materials and supplies                          32,194       31,798
        Work in process                                      4,044        6,429
        Finished goods                                      42,261       42,772
--------------------------------------------------------------------------------
     Total Inventories                                      78,499       80,999
--------------------------------------------------------------------------------
     Other Current Assets                                   17,215       14,909
--------------------------------------------------------------------------------
Total Current Assets                                       177,727      163,839
--------------------------------------------------------------------------------
     Property, Plant & Equipment                           215,269      211,349
     Less: accumulated depreciation and amortization
        on plant and equipment                             155,315      150,969
--------------------------------------------------------------------------------
Net Property, Plant & Equipment                             59,954       60,380
--------------------------------------------------------------------------------
Cost in excess of net assets of purchased business          11,556       11,755
Other Assets                                                 7,299        2,141
--------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 256,536    $ 238,115
================================================================================
LIABILITIES & STOCKHOLDERS' INVESTMENT
--------------------------------------------------------------------------------
Current Liabilities:
     Short-Term Borrowings                               $   5,200    $      --
     Current Maturities of Long-term Debt                       54           51
     Accounts Payable                                       42,385       44,440
     Accrued Expenses                                       40,259       47,982
--------------------------------------------------------------------------------
Total Current Liabilities                                   87,898       92,473
--------------------------------------------------------------------------------
Long-term Debt                                              45,804       41,847
Deferred Income Taxes                                        6,350        3,368
Other Liabilities                                           18,947       16,644
--------------------------------------------------------------------------------
Total Liabilities                                          158,999      154,332
--------------------------------------------------------------------------------
Stockholders' Investment
     Common Stock                                              132          131
     Paid-in Capital                                        12,024       11,124
     Foreign Currency Translation                           (2,382)      (2,125)
     Retained Earnings                                      87,763       74,653
--------------------------------------------------------------------------------
     Total Stockholders' Investment                         97,537       83,783
--------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT             $ 256,536    $ 238,115
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                           (000'S OMITTED) (Unaudited)


==========================================================================================
                                                                       1997         1996
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------------------------------------------------------
   Net Income                                                         $ 13,110    $  8,478
   Adjustments to reconcile net income to net cash
       flows provided (used) by operating activities:
       Depreciation and amortization                                     9,016      10,349
       (Increase) decrease in:
          Accounts receivable                                          (13,463)    (11,787)
          Inventories                                                    2,500       1,378
          Other current assets                                          (2,306)        656
          Other assets                                                  (4,959)         25
       Increase (decrease) in:
          Accounts payable and accrued expenses                         (9,778)      1,956
          Other liabilities                                              2,303         702
          Deferred income taxes                                          2,982        (952)
------------------------------------------------------------------------------------------
   Net cash flows provided (used) by operating activities                 (595)     10,805
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------------------------
   Purchase of plant and equipment, net of disposal                     (8,590)     (6,125)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------------------------
   Options exercised                                                       901         677
   Increase (decrease) in debt to outsiders                              9,160      (4,072)
------------------------------------------------------------------------------------------
   Net cash flows provided from (used in) financing  activities         10,061      (3,395)
------------------------------------------------------------------------------------------
   EFFECT OF EXCHANGE RATE CHANGES                                        (257)        (24)
------------------------------------------------------------------------------------------
   Net increase in cash and cash equivalents                               619       1,261
   Cash and cash equivalents at beginning of year                        2,895         263
------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                         $  3,514    $  1,524
------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH PAID DURING
THE NINE MONTH PERIOD FOR:
------------------------------------------------------------------------------------------
   Interest                                                           $  3,196    $  3,862
------------------------------------------------------------------------------------------
   Income taxes                                                       $ 13,805    $  6,833
==========================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 27, 1997
                                   (Unaudited)


1.       Basis of Presentation

         The financial information included is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the nine month period ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS:


COMPARISON OF THIRD QUARTER 1997 TO THIRD QUARTER 1996

Genlyte's net sales for the third quarter of 1997 were $124.0 million, a $7.9 million, or 6.8 percent increase from the third quarter of 1996. The sales growth was concentrated in commercial and industrial product lines. Net income increased by $1.5 million to $4.9 million from the third quarter of 1996 to the third quarter of 1997, while earnings per share increased 42.3 percent from $.26 to $.37.

Cost of sales for the third quarter of 1997, when compared to the third quarter of 1996, decreased to 65.7 percent of sales from 66.1 percent as the company continued to reduce manufacturing costs. Selling, general and administrative expenses decreased during the third quarter of 1997 to 26.5 percent of sales, down from 27.6 percent of sales for the comparable period in 1996. This decrease resulted from a reduction in administrative costs, as selling costs remained constant as a percent of sales. Operating profit increased in the third quarter of 1997 to $9.7 million, a 31.6 percent increase from the third quarter of 1996.

Interest expense amounted to $1.1 million, representing a decrease of $0.3 million, or 21.2 percent, over the comparable quarter of 1996. This decrease was attributable to lower average borrowings.

The effective tax rate was approximately 43.0 percent for the third quarters of both years.


COMPARISON OF FIRST NINE MONTHS 1997 TO FIRST NINE MONTHS 1996

During the first nine months of 1997, Genlyte's net sales were $358.0 million, an increase of 6.2 percent compared to $337.1 million during the first nine months of 1996. Net income increased 54.6 percent to $13.1 million from $8.5 million in 1996 and earnings per share increased 50.8 percent from $.65 to $.98.

Cost of sales for the first nine months of 1997 was 65.8 percent of sales, compared to 66.7 percent of sales from the comparable period in 1996, reflecting the continued reduction in manufacturing costs. Selling, general and administrative expenses for the first nine months of 1997 was 26.9 percent of sales as compared to 27.6 percent during the first nine months of 1996. This decrease is attributable to a reduction in administrative costs.

Operating profit increased in the first nine months of 1997 to $26.2 million,  a
35.6 percent improvement from the comparable period of 1996. Most of the divisions' performance exceeded that of 1996 due to an improved product mix and the favorable impact of reduced manufacturing costs.

Interest expense decreased to $3.2 million from $4.5 million for the comparable period of 1996. The decrease was due to lower average borrowings.

The effective tax rate was approximately 43.0 percent for the first three quarters of both years.

 FINANCIAL CONDITION:

Working capital for the end of third quarter of 1997 was 18.1 percent of sales compared to 15.6 percent for the end of year 1996, primarily due to increased accounts receivable levels.

Short term borrowings increased approximately $5.2 million and long-term debt has increased by $4.0 million since year end 1996 primarily due to seasonal cash usage. The company believes that currently available cash, borrowing facilities, and its ability to increase its credit line if needed, combined with internally generated funds should be sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

PART II     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Genlyte has been named as one of a number of corporate and individual defendants in an adversary proceeding filed on September 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation ("Keene"). The complaint is being prosecuted by the Creditors' Trust created for the benefit of Keene's creditors (the "Trust"), seeking from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief. With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation ("Bairnco"). The complaint also challenges Bairnco's spin-off of Genlyte in August 1988. Other allegations are that Genlyte, as well as the other corporate defendants, are liable as corporate successors to Keene. The complaint fails to specify the amount of damages sought against Genlyte. The complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act.

On April 7, 1997, the case was removed to the Federal District Court of the Southern District of New York for all future proceedings. On September 15, 1997, Genlyte and other defendants filed motions to dismiss the complaint for failure to state a claim or plead a claim with particularity, and motions for summary judgment on statute of limitations grounds. Responsive briefs are due on November 14, 1997, and reply briefs are due on December 15, 1997. Genlyte believes that it has meritorious motions and defenses to the adversary proceeding and will defend said action vigorously, including the prosecution of the motions to dismiss and/or for summary judgment described above.

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




                                                  THE GENLYTE GROUP INCORPORATED
                                                                    (Registrant)


    Date: October 31, 1997                        /s/ NEIL M. BARDACH
                                                  ------------------------------
                                                      Neil M. Bardach
                                                      VP Finance--CFO &
                                                      Treasurer