Form 10-K
period 1997-12-31
GENLYTE GROUP INC
filed 1998-03-25
CIK 833076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997

                         Commission file number: 0-16960

                                ----------------

                         THE GENLYTE GROUP INCORPORATED
                               2345 Vauxhall Road
                             Union, N.J. 07083-1948
                                 (908) 964-7000

INCORPORATED IN DELAWARE                                I.R.S.   EMPLOYER
                                               IDENTIFICATION NO. 22-2584333

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE Act: NONE


                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                    ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, par value                            NASDAQ National Market System
$.0l per share

Number of shares of Common Stock (par value $.0l per share) outstanding as of March 2, 1998: 13,410,923.


Aggregate market value of Common Stock (par value $.01 per share) held by non-affiliates on March 2, 1998: $258,998,450.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [ X ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                                            Documents Incorporated by Reference:
        DOCUMENT                                          PART OF FORM 10-K

Annual report to stockholders  for the fiscal year       Parts I, II, and IV
  ended December 31, 1997
Proxy Statement for the Annual Meeting of Stockholders Part III to be held April 23, 1998

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

         In the U.S. --    Bronzelite,  Crescent, Diamond F, ExceLine, Forecast,
                           Lightolier Controls,  Hadco, Lightolier,  Stonco, and
                           Wide-Lite

         In Canada   --    Keene-Widelite,  Lightolier,  Prodel, Stonco, and CFI
                           (Canadian Fluorescent Industries)

         In Mexico   --    Lightolier,   Forecast,  Wide-Lite,  Bronzelite,  and
                           Hadco

Genlyte's products primarily utilize incandescent, fluorescent, and high-intensity discharge (HID) light sources and are marketed primarily to distributors who resell the products for use in new residential, commercial, and industrial construction as well as in remodeling existing structures. Because Genlyte does not principally sell directly to the end-user of its products, the Company cannot determine precisely the percentage of its revenues derived from the sale of products installed in each type of building or the percentage of its products sold for new construction versus remodeling. Genlyte's sales, like those of the lighting fixture industry in general, are partly dependent on the level of activity in new construction and remodeling.

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


BACKLOG

Backlog was $54,205,693 as of December 31, 1997, $42,247,005 as of December 31, 1996, and $51,093,000 as of December 31, 1995. Substantially all of the backlog at December 31, 1997 is expected to be shipped in 1998.


COMPETITION

Genlyte's products are sold in competitive markets where there are numerous producers of each type of fixture. The principal measures of competition in indoor and outdoor fixtures for the commercial, residential, and industrial markets are price, service, design, and product performance.


RESEARCH AND DEVELOPMENT

Genlyte is constantly monitoring new light sources for incorporation into new product development. Costs incurred for research and development activities, as determined in accordance with generally accepted accounting principles, were $5,195,000, $4,148,000, and $2,551,000, during 1997, 1996, 1995 respectively.

EMPLOYEES

At December 31, 1997, Genlyte employed approximately 1,900 unionized and non-unionized production workers and 875 engineering, administrative, and sales personnel. Relationships with unions have been satisfactory.


INTERNATIONAL OPERATIONS

The Company has international operations in Canada and Mexico. Information on the Company's operations by geographical area for the last three fiscal years is set forth in the "Notes to the Consolidated Financial Statements" section of Genlyte's 1997 Annual Report to Stockholders, which is incorporated herein by reference.


ITEM 2. PROPERTIES

The Company has the following owned and leased property locations as of December 31, 1997:

                                          Own/           Mfg.        Office        Whse.        Other
                                         Lease          Space        Space         Space        Space
                                         ------------------------------------------------------------
Location
--------

Lightolier:
    Atlanta, GA                          Lease                                       x
    Camargo, Mexico                      Lease            x             x
    Chesterfield, MO                     Lease                          x
    Columbia, MD                         Lease                          x
    Compton, CA                          Lease                          x            x
    Dallas, TX                           Lease                                                    x
    Denver, CO                           Lease                          x
    Edison, NJ                           Lease            x             x            x
    Emeryville, CA                       Lease                          x
    Fall River, MA                       Own              x             x
    Ferrel Drive, TX                     Lease                          x
    Fontana, CA                          Own              x             x            x
    Louisville, KY                       Lease                          x
    Miami, FL                            Lease                          x
    New York, NY                         Lease                          x
    Norwich, CT                          Own                                         x            x
    Phoenix, AZ                          Lease                          x
    Pittsburgh, PA                       Lease                          x
    Portland, OR                         Lease                          x
    San Diego, CA                        Lease                          x
    Seattle, WA                          Lease                          x
    Schiller Park, IL                    Lease                          x
    Wilmington, MA                       Own              x             x            x
    Winter Park, FL                      Lease                          x

                                        Own/             Mfg.       Office        Whse.       Other
                                        Lease           Space       Space         Space       Space
                                        -----------------------------------------------------------
Location
--------

Hadco:
    San Marcos, TX                      Own               x            x            x
    Littlestown, PA                     Own               x            x            x

Supply:
    Stonco - Union, NJ  *               Own               x            x            x
    Crescent - Barrington, NJ           Own               x            x            x

Wide-Lite:
    San Marcos, TX                      Own               x            x            x

Controls:
    Garland, TX                         Own               x            x            x            x

Diamond F:
    Elgin, IL                           Own               x            x            x

Canlyte:
    Cambridge, Ontario (KWL)            Own               x            x
    Montreal, Quebec
      (Lachine-LOL/CHQ)                 Own               x            x            x            x
    Toronto (LOL/KWL)                   Lease                          x
    Vancouver (LOL)                     Lease                          x
    Cornwall, Ontario (CFI)             Own               x            x

*  Includes Genlyte  headquarters.

The Genlyte facility located in Garland, Texas is subject to a $237,000 mortgage due May 1, 2002.

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

Following confirmation of the Keene reorganization plan, the parties moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court. The case is now pending before the Federal District Court. Genlyte and other defendants filed motions to dismiss the complaint and motions for summary judgment on statute of limitations grounds on September 15, 1997, which were fully briefed and presented to the Court on December 15, 1997. Oral argument was conducted on the summary judgment motion on February 13, 1998 and Genlyte is awaiting decisions of the Court on the other motions. Discovery has been stayed until March 27, 1998. Genlyte believes that it has meritorious defenses to the adversary proceeding and will defend said action vigorously.

Additionally, the Company is a defendant and/or potentially responsible party, with other companies, in actions and proceedings under state and Federal environment laws including the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("Superfund"). Such actions include, but are not limited to, the Keystone Sanitation Landfill site located in Pennsylvania, in which the United States Environmental Protection Agency has sought remedial action and reimbursement for past costs.

Management does not believe that the disposition of the lawsuits and/or proceedings will have a material effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Amendment to the Genlyte 1988 Stock Option Plan included in the Proxy Statement for the 1998 Annual Meeting of Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

         a. and c.  Data  regarding  market price of  Genlyte's  common stock is included in the "Quarterly Results of Operations" section of Genlyte's 1997 Annual Report to Stockholders, which is incorporated herein by reference. Genlyte's common stock is traded on the NASDAQ National Market System under the symbol "GLYT". Information concerning dividends and restrictions thereon and Preferred Stock Purchase Rights are included in the "Notes to the Consolidated Financial Statements" section of Genlyte's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

         b. The approximate number of common equity security holders is as follows:

                                                           Approximate Number of
                                                         Holders of Record as of
            Title of Class                                         Year-end 1997
            --------------------------------------------------------------------
            Common Stock,
            par value $.0l per share                                       1,567

ITEM 6.  SELECTED FINANCIAL DATA

         The  information  required for this item is included in Genlyte's  1997
         Annual  Report  to  Stockholders,   which  is  incorporated  herein  by
         reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the "Management's Discussion and Analysis" section of Genlyte's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the "Consolidated Financial Statements" and "Quarterly Results of Operations" sections of Genlyte's 1997 Annual Report to Stockholders, which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.

ITEM 9.  CHANGE  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required with respect to the Directors of Genlyte is included in the "Election of Directors" section of the Proxy Statement for the 1998 Annual Meeting of the Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information with respect to executive compensation is included in the "Compensation of Directors and Executive Compensation" section of the Proxy Statement for the 1998 Annual Meeting of Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required with respect to security ownership is included in the "Voting Securities and Principal Holders Thereof" section of the Proxy Statement for the 1998 Annual Meeting of Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required with respect to relationships is included in the "Compensation Committee Interlocks and Insider Participation" and "Voting Securities and Principal Holders Thereof" section of the Proxy Statement for the 1998 Annual Meeting of Stockholders of Genlyte which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)    1) FINANCIAL STATEMENTS

         The following information is incorporated herein by reference to Genlyte's 1997 Annual Report to Stockholders:

         Report of Independent Public Accountants

         Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995

         Consolidated Balance Sheets as of December 31, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

         Consolidated Statements of Stockholders' Investment for the years ended December 31, 1997, 1996, and 1995

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

b)       There were no filings on Form 8-K during the fourth quarter of 1997.

c)       Exhibits
         --------

                                             Incorporated by
Description                                  Reference to
-----------                                  ------------

-   Amended and  Restated  Certificate       Exhibit    3(b)    to    Genlyte's
    of     Incorporation     of    the       Registration  Statement  on Form 8
    Registrant, dated August 2, 1988         as filed with the  Securities  and
                                             Exchange  Commission  on August 3,
                                             1988

-   Amended and  Restated  Certificate       Exhibit  3(a)  to  Genlyte's  Form
    of     Incorporation     of    the       10-K filed with the Securities and
    Registrant, dated May 9, 1990            Exchange Commission in March 1993

-   Amended  and  Restated  By-Laws of       Exhibit    3(c)    to    Genlyte's
    the Registrant,  as adopted on May       Registration  Statement  on Form 8
    16, 1988                                 as filed with the  Securities  and
                                             Exchange  Commission  on August 3,
                                             1988

-   Form  of  Stock   Certificate  for       Exhibit    4(a)    to    Genlyte's
    Genlyte Common Stock                     Registration  Statement  on Form 8
                                             as filed with the  Securities  and
                                             Exchange  Commission  on August 3,
                                             1988

-   Stock Purchase  Agreement  between       Exhibit    10(a)   to    Genlyte's
    the  Registrant  and purchasers of       Registration  Statement  on Form 8
    Class B Stock  of the  Registrant,       as filed with the  Securities  and
    dated as of June 17, 1988                Exchange  Commission  on August 3,
                                             1988

                                             Incorporated by
Description                                  Reference to
-----------                                  ------------

-   Loan Agreement between The Genlyte       Exhibit  10(b) to  Genlyte's  Form
    Group  Incorporated  and  the  New       10-K filed with the Securities and
    Jersey    Economic     Development       Exchange Commission in March 1991
    Authority  dated  April  1,  1990,
    replacing  the First  Mortgage and
    Security Agreement between the New
    Jersey    Economic     Development
    Authority and KCS Lighting,  Inc.,
    dated  December 20, 1984 (assigned
    to and  assumed by the  Registrant
    effective December 31, 1986)

-   Loan Agreement between The Genlyte       Exhibit  10(c) to  Genlyte's  Form
    Group  Incorporated  and  the  New       10-K filed with the Securities and
    Jersey    Economic     Development       Exchange Commission in March 1991
    Authority   dated  June  1,  1990,
    replacing   the   Loan   Agreement
    between KCS Lighting, Inc. and the
    New  Jersey  Economic  Development
    Authority, dated December 20, 1984
    (assigned  to and  assumed  by the
    Registrant  effective December 31,
    1986)

-   Management Incentive  Compensation       Exhibit    10(i)   to    Genlyte's
    Plan                                     Registration  Statement  on Form 8
                                             as filed with the  Securities  and
                                             Exchange  Commission  on August 3,
                                             1988

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
                                             1988

                                             Incorporated by
Description                                  Reference to
-----------                                  ------------

-   Tax  Sharing   Agreement   between       Exhibit    10(k)   to    Genlyte's
    Genlyte and  Bairnco  Corporation,       Registration  Statement  on Form 8
    dated July 15, 1988                      as filed with the  Securities  and
                                             Exchange  Commission  on August 3,
                                             1988

-   Merger and  Assumption  Agreement,       Exhibit  10(d) to  Genlyte's  Form
    dated as of December 28, 1990,  by       10-K filed with the Securities and
    and between Genlyte and Lightolier       Exchange Commission in March 1991

-   Form  of   Employment   Protection       Exhibit  to  Genlyte's  Form  10-Q
    Agreement   entered  into  between       filed  with  the   Securities  and
    Genlyte and certain key executives       Exchange Commission in August 1990

-   Loan Agreement between The Genlyte       Exhibit  4(c)  to  Genlyte's  Form
    Group  Incorporated  and  Jobs for       10-K filed with the Securities and
    Fall River, Inc., dated as of July       Exchange Commission in March 1995
    13, 1994



Other Exhibits included herein:

     (4a) Amended and Restated Credit Agreement between The Genlyte Group Incorporated and the applicable banks named therein, dated April 30, 1997
     (11) Calculation of Basic and Diluted Earnings per Share
     (13) Annual Report to Stockholders
     (21) Subsidiaries of the Registrant
     (23) Consent of Independent Public Accountants
     (27) Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE GENLYTE GROUP INCORPORATED
                                              Registrant


Date: March 25, 1998                By  /s/ Neil M. Bardach
     -----------------                  -------------------
      March 25, 1998                        Neil M. Bardach
                                            V.P. Finance - CFO & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Genlyte and in the capacities and on the date indicated.


/s/ Avrum I. Drazin                                     3/25/98
-------------------------------------------          -------------------
    Avrum I. Drazin - Chairman of the Board


/s/ Larry Powers                                        3/25/98
-------------------------------------------          -------------------
    Larry Powers, President and
    Chief Executive Officer
    (Principal Executive Officer)


/s/ Glenn W. Bailey                                     3/25/98
-------------------------------------------          -------------------
    Glenn W. Bailey - Director


/s/ Robert B. Cadwallader                               3/25/98
-------------------------------------------          -------------------
    Robert B. Cadwallader - Director


/s/ David M. Engelman                                   3/25/98
-------------------------------------------          -------------------
    David M. Engelman - Director

/s/ Fred Heller                                         3/25/98
-------------------------------------------          -------------------
    Fred Heller - Director

/s/ Frank Metzger                                       3/25/98
-------------------------------------------          -------------------
    Frank Metzger - Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE



TO THE GENLYTE GROUP INCORPORATED:



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Genlyte Group Incorporated Annual Report to Stockholders for the year ended December 31, 1997, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP


New York, New York

January 21, 1998


                                THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               ($ in thousands)

                                                              Additions
                                            Balance at        Charged to                              Balance
                                            Beginning         Costs and                               at End
                                             of Year          Expenses            Deductions          of Year
                                        -----------------  -----------------   -----------------  -----------------
YEAR-ENDED DECEMBER 31, 1997

    Allowance for Doubtful Accounts         $ 8,222            $ 2,100            $ (3,458)           $ 6,864


YEAR-ENDED DECEMBER 31, 1996

    Allowance for Doubtful Accounts         $ 5,302            $ 3,452            $   (532)           $ 8,222


YEAR-ENDED DECEMBER 31, 1995

    Allowance for Doubtful Accounts         $ 3,551            $ 3,315            $ (1,564)           $ 5,302