Form 10-Q
period 1998-04-04
GENLYTE GROUP INC
filed 1998-04-29
CIK 833076

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 4, 1998

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO[ ]


THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF APRIL 4, 1998 WAS 13,426,143.


================================================================================

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 4, 1998




                                      INDEX



PART I.        FINANCIAL INFORMATION

                 Consolidated Statements of Income for the three
                  months ended April 4, 1998 and March 29, 1997................1

                 Consolidated Balance Sheets as of
                  April 4, 1998 and December 31, 1997..........................2

                 Consolidated Statements of Cash Flows for the three
                  months ended April 4, 1998 and March 29, 1997................3

                 Notes to Consolidated Interim Financial Statements. ..........4

                 Management's Discussion and Analysis of
                  Results of Operations and Financial Condition ...............5


PART II.       OTHER INFORMATION

                 Item 1  Legal Proceedings.....................................6

                 Item 6  Exhibits and Reports on Form 8-K......................6

                 Signature.....................................................7

 PART 1  FINANCIAL INFORMATION


                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)



                                                    1998                1997
===============================================================================
     Net Sales                                    $130,124             $113,298
        Cost of Sales                               85,648               75,059
-------------------------------------------------------------------------------
     Gross Profit                                   44,476               38,239
        Selling and Administrative Expenses         32,851               31,135
-------------------------------------------------------------------------------
     Operating Profit                               11,625                7,104
        Interest Expense, net                          844                  971
-------------------------------------------------------------------------------
     Income Before Income Taxes                     10,781                6,133
        Provision for Income Taxes                   4,635                2,639
-------------------------------------------------------------------------------
     Net Income                                   $  6,146             $  3,494
-------------------------------------------------------------------------------
     Earnings per Share
        Basic                                     $   0.45             $   0.27
        Diluted                                   $   0.45             $   0.26
===============================================================================

      The accompanying notes are an integral part of these consolidated financial statements.

                           THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                               AS OF APRIL 4, 1998 AND DECEMBER 31, 1997
                                            (000'S OMITTED)

=========================================================================================================
                                                                               (unaudited)
                                                                                  4/4/98         12/31/97
---------------------------------------------------------------------------------------------------------
ASSETS:
--------------------------------------------------------------------------------
Current Assets:
     Cash and Cash Equivalents                                                  $  1,234        $  1,654
     Accounts Receivable, less allowance for doubtful
        account of $6,963 and $6,864, respectively                                81,233          73,220
     Inventories
        Raw materials and supplies                                                32,804          32,324
        Work in process                                                            6,412           5,613
        Finished goods                                                            44,821          42,910
--------------------------------------------------------------------------------------------------------
     Total Inventory                                                              84,037          80,847
--------------------------------------------------------------------------------------------------------
     Other Current Assets                                                         20,972          18,385
--------------------------------------------------------------------------------------------------------
Total Current Assets                                                             187,476         174,106
--------------------------------------------------------------------------------------------------------
     Property, Plant & Equipment                                                 216,063         213,141
     Less: accumulated depreciation and amortization
        on plant and equipment                                                   156,972         153,523
--------------------------------------------------------------------------------------------------------
Net Property, Plant & Equipment                                                   59,091          59,618
--------------------------------------------------------------------------------------------------------
Cost in excess of net assets of purchased business                                12,616          12,434
Other Assets                                                                       7,832           7,870
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $267,015        $254,028
========================================================================================================
LIABILITIES & STOCKHOLDERS' INVESTMENT
--------------------------------------------------------------------------------
Current Liabilities:
     Short-Term Borrowings                                                      $    250        $     --
     Current Maturities of Long-term Debt                                             58        $     --
     Accounts Payable                                                             50,547          49,433
     Accrued Expenses                                                             39,520          42,712
--------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                         90,375          92,145
--------------------------------------------------------------------------------------------------------
Long-term Debt                                                                    40,771          32,785
Deferred Income Taxes                                                              6,831           6,828
Other Liabilities                                                                 18,663          18,541
--------------------------------------------------------------------------------------------------------
Total Liabilities                                                                156,640         150,299
--------------------------------------------------------------------------------------------------------
Stockholders' Investment
     Common Stock                                                                    136             135
     Paid-in Capital                                                              13,128          12,889
     Foreign Currency Translation                                                 (2,801)         (3,061)
     Retained Earnings                                                            99,912          93,766
--------------------------------------------------------------------------------------------------------
     Total Stockholders' Investment                                              110,375         103,729
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT                                    $267,015        $254,028
========================================================================================================

         The accompanying notes are an integral part of these consolidated financial statements.

                        THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                           (000'S OMITTED)(Unaudited)

====================================================================================================
                                                                                1998           1997
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------------------------------------
     Net Income                                                                 $6,146        $3,494
     Adjustments to reconcile net income to net cash
         flows provided (used) by operating activities:
         Depreciation and amortization                                           3,028         3,212
         (Increase) in:
            Accounts receivable                                                 (8,013)       (3,826)
            Inventories                                                         (3,190)       (3,064)
            Other current assets                                                (2,587)         (924)
            Other assets                                                          (144)         (848)
         Increase (decrease) in:
            Accounts payable and accrued expenses                               (2,078)       (8,643)
            Other liabilities                                                      122           608
            Deferred income taxes                                                    3            (2)
----------------------------------------------------------------------------------------------------
     Net cash flows used by operating activities                                (6,713)       (9,993)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
----------------------------------------------------------------------------------------------------
     Purchase of plant and equipment, net of disposal                           (2,501)       (2,095)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------------------------------------------------------
     Options exercised                                                             240           191
     Increase in debt to outsiders                                               8,294        12,866
----------------------------------------------------------------------------------------------------
     Net cash flows provided from financing  activities                          8,534        13,057
----------------------------------------------------------------------------------------------------
     EFFECT OF EXCHANGE RATE CHANGES                                               260          (159)
----------------------------------------------------------------------------------------------------
     Net (decrease) increase in cash and cash equivalents                         (420)          810
     Cash and cash equivalents at beginning of year                              1,654         2,895
----------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                 $1,234        $3,705
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH PAID DURING
THE THREE MONTH PERIOD FOR:
----------------------------------------------------------------------------------------------------
     Interest                                                                   $  710        $  676
----------------------------------------------------------------------------------------------------
     Income taxes                                                               $  476        $2,878
====================================================================================================

         The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               AS OF APRIL 4, 1998
                                   (Unaudited)
1.       Basis of Presentation
         The  financial   information  included  is  unaudited;   however,  such
         information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three month period ended April 4, 1998 are not necessarily indicative of the results to be expected for the full year.

2. Effective with fiscal years beginning after December 15, 1997, companies are required to adopt the Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." The
         Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income and other comprehensive income, which comprises certain specific items previously reported directly in stockholders' equity. Other comprehensive income comprises items such as unrealized gains and losses on debt and equity securities classified as available-for-sale securities, minimum pension liability adjustments and foreign currency translation adjustments. The adoption of SFAS No.130 will not have a material impact on the way the Company reports or has reported its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS:

COMPARISON OF FIRST QUARTER 1998 TO FIRST QUARTER 1997

Genlyte's net sales for the first quarter of 1998 were $130.1  million,  a $16.8 million, or 14.9 percent increase from the first quarter of 1997. Each of Genlyte's major product lines grew during the first quarter as a result of a strong commercial construction market and increased demand for more commercial space in the markets Genlyte serves. Net income increased $2.7 million from the first quarter of 1997 to $6.1 million and earnings per share increased 73.1 percent from $.26 to $.45.

Cost of sales for the first quarter of 1998, when compared to the first quarter of 1997, decreased to 65.8 percent of sales from 66.2 percent as the company continued its focus on improving productivity and moving production to its lower cost facilities. Selling, general and administrative expenses decreased during the first quarter of 1998 to 25.2 percent of sales, down from 27.5 percent of sales for the comparable period in 1997 as the benefits of recent investments in sales training and marketing programs began to materialize. Operating profit increased in the first quarter of 1998 to $11.6 million, a 63.7 percent improvement from the first quarter of 1997.

Interest expense amounted to $0.8 million, representing a decrease of $0.2 million, or 13.0 percent, over the comparable quarter of 1997. This decrease was attributable to lower average borrowings.

The effective tax rate was approximately 43.0 percent for the first quarter of 1998 and 1997.


FINANCIAL CONDITION:

Working capital for the end of first quarter of 1998 was 18.7 percent of sales compared to 16.8 percent for the end of year 1997. This resulted from inventories increasing due to seasonal requirements and increased receivables levels, partially offset by increased payables.

Short term borrowings increased approximately $0.3 million and long-term debt has increased $8.0 million since year end primarily due to seasonal cash usage. The company believes that currently available cash, borrowing facilities, and its ability to increase its credit line if needed, combined with internally generated funds should be sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

PART II  OTHER INFORMATION

Genlyte has been named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation ("Keene"). Except for the last count, as discussed below, the claims and causes of action are substantially the same as were brought against Genlyte in the U.S. District Court in New York in August 1993, which have been permanently enjoined from proceedings as a result of Keene's reorganization plan. The new complaint is being prosecuted by the Creditors Trust created for the benefit of Keene's creditors (the "Trust"), seeking from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief. With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation. The complaint also challenges Bairnco's spin-off of Genlyte in August 1988. Other allegations are that Genlyte, as well as other corporate defendants, are liable as corporate successors to Keene. The complaint fails to specify the amount of damages sought against Genlyte. The complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act.

Following confirmation of the Keene reorganization plan, the parties moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court. The case is now pending before the Federal District Court. Genlyte and other defendants filed motions to dismiss the complaint and motions for summary judgment on statute of limitations grounds on September 15, 1997, which were fully briefed and presented to the Court on December 15, 1997. Oral argument was conducted on the summary judgment motion on February 13, 1998 and Genlyte is awaiting decisions of the Court on the other motions. Discovery has been stayed until further order of the Court. Genlyte believes that it has meritorious defenses to the adversary proceeding and will defend said action vigorously.

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






                                                 THE GENLYTE GROUP INCORPORATED
                                                                   (Registrant)







Date: April 29, 1998                             /s/ NEIL M. BARDACH
      --------------                             -------------------------------
                                                     Neil M. Bardach
                                                     VP Finance--CFO & Treasurer