Form 10-Q/A
period 1998-04-04
GENLYTE GROUP INC
filed 1998-06-30
CIK 833076

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 4, 1998

                         Commission File Number 0-16960

                                 ---------------


                         THE GENLYTE GROUP INCORPORATED
                                AND SUBSIDIARIES
                               2345 VAUXHALL ROAD
                             UNION, N.J. 07083-1948
                                 (908) 964-7000

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

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q/A
                       FOR THE QUARTER ENDED APRIL 4, 1998




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

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               AS OF APRIL 4, 1998
                           (000's OMITTED)(Unaudited)

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

2. During the first quarter of 1998, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which for the Company, primarily comprises foreign currency translation adjustments.

                     For the three months ended April 4, 1998 and March 29, 1997

3.                                            1998                  1997

         Net Income                         $  6,146             $  3,494
         Foreign currency translation
          adjustments, net of tax                260                 (159)
                                            --------             --------
         Comprehensive Income               $  6,406               $3,335

4. During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No.
         128). SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. "Basic earnings per share" represents net income divided by the weighted-average number of common shares outstanding during the period. "Diluted earnings per share" represents net income divided by the weighted-average number of common shares outstanding during the period adjusted for the incremental dilution of outstanding stock options and is consistent with the Company's historical presentation.

                     For the three months ended April 4, 1998 and March 29, 1997

                                               1998                  1997

         Average common shares
          outstanding                         13,507               13,179
         Incremental common shares issuable:
          Stock option plans                     105                  184
                                             -------              -------
         Average common shares
          outstanding assuming dilution       13,612               13,363
                                             -------              -------

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






                                                 THE GENLYTE GROUP INCORPORATED
                                                                   (Registrant)







Date: June 30, 1998                              /s/ NEIL M. BARDACH
                                                 -------------------------------
                                                     Neil M. Bardach
                                                     VP Finance--CFO & Treasurer