Form 10-Q
period 1998-07-04
GENLYTE GROUP INC
filed 1998-07-31
CIK 833076

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 4, 1998

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


THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF JULY 4, 1998 WAS 13,598,740.


================================================================================

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 4, 1998




                                      INDEX



PART I.  FINANCIAL INFORMATION

           Consolidated Statements of Income for the three
             months ended July 4, 1998 and June 28, 1997.......................1

           Consolidated Statements of Income for the six
             months ended July 4, 1998 and June 28, 1997.......................2

           Consolidated Balance Sheets as of
             July 4, 1998 and December 31, 1997................................3

           Consolidated Statements of Cash Flows for the six
             months ended July 4, 1998 and June 28, 1997.......................4

           Notes to Consolidated Interim Financial Statements. ................5

           Management's Discussion and Analysis of
             Results of Operations and Financial Condition ....................7


PART II. OTHER INFORMATION

           Item 1  Legal Proceedings...........................................9

           Item 6  Exhibits and Reports on Form 8-K............................9

           Signature..........................................................10

PART 1   FINANCIAL INFORMATION


                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                           1998           1997
================================================================================
  Net Sales                                              $130,327       $120,700
    Cost of Sales                                          84,634         79,188
--------------------------------------------------------------------------------
  Gross Profit                                             45,693         41,512
    Selling and Administrative Expenses                    33,354         32,126
--------------------------------------------------------------------------------
  Operating Profit                                         12,339          9,386
    Interest Expense, net                                     980          1,164
--------------------------------------------------------------------------------
  Income Before Income Taxes                               11,359          8,222
    Provision for Income Taxes                              4,884          3,533
--------------------------------------------------------------------------------
  Net Income                                             $  6,475       $  4,689
--------------------------------------------------------------------------------
  Earnings per Share
    Basic                                                $   0.47       $   0.35
    Diluted                                              $   0.47       $   0.35
================================================================================




The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                            1998          1997
================================================================================
       Net Sales                                          $260,451      $233,998
             Cost of Sales                                 170,282       154,247
--------------------------------------------------------------------------------
       Gross Profit                                         90,169        79,751
             Selling and Administrative Expenses            66,205        63,262
--------------------------------------------------------------------------------
       Operating Profit                                     23,964        16,489
             Interest Expense, net                           1,824         2,135
--------------------------------------------------------------------------------
       Income Before Income Taxes                           22,140        14,354
             Provision for Income Taxes                      9,519         6,172
--------------------------------------------------------------------------------
       Net Income                                         $ 12,621      $  8,182
--------------------------------------------------------------------------------
       Earnings per Share
             Basic                                        $   0.93      $   0.61
             Diluted                                      $   0.92      $   0.61
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 4, 1998 AND DECEMBER 31, 1997
                                 (000'S OMITTED)

================================================================================
                                                        (unaudited)
                                                           4/4/98      12/31/97
--------------------------------------------------------------------------------
ASSETS:
--------------------------------------------------------
Current Assets:
  Cash and Cash Equivalents                              $     327    $   1,654
  Accounts Receivable, less allowance for doubtful
    account of $6,805 and $8,222, respectively              86,073       73,220
  Inventories
    Raw materials and supplies                              35,099       32,324
    Work in process                                          8,184        5,613
    Finished goods                                          39,608       42,910
--------------------------------------------------------------------------------
  Total Inventories                                         82,891       80,847
--------------------------------------------------------------------------------
  Other Current Assets                                      18,320       18,385
--------------------------------------------------------------------------------
Total Current Assets                                       187,611      174,106
--------------------------------------------------------------------------------
  Property, Plant & Equipment                              219,680      213,141
  Less: accumulated depreciation and amortization
    on plant and equipment                                 158,700      153,523
--------------------------------------------------------------------------------
Net Property, Plant & Equipment                             60,980       59,618
--------------------------------------------------------------------------------
Cost in excess of net assets of purchased business          12,528       12,434
Other Assets                                                 7,856        7,870
--------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 268,975    $ 254,028
================================================================================
LIABILITIES & STOCKHOLDERS' INVESTMENT
--------------------------------------------------------
Current Liabilities:
  Short-Term Borrowings                                  $   1,000    $      --
  Current Maturities of Long-term Debt                          58    $      --
  Accounts Payable                                          53,721       49,433
  Accrued Expenses                                          37,263       42,712
--------------------------------------------------------------------------------
Total Current Liabilities                                   92,042       92,145
--------------------------------------------------------------------------------
Long-term Debt                                              35,755       32,785
Deferred Income Taxes                                        6,824        6,828
Other Liabilities                                           17,782       18,541
--------------------------------------------------------------------------------
Total Liabilities                                          152,403      150,299
--------------------------------------------------------------------------------
Stockholders' Investment
  Common Stock                                                 136          135
  Paid-in Capital                                           13,474       12,889
  Accumulated Other Comprehensive Income                    (3,425)      (3,061)
  Retained Earnings                                        106,387       93,766
--------------------------------------------------------------------------------
  Total Stockholders' Investment                           116,572      103,729
--------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT             $ 268,975    $ 254,028
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997
                                (000'S OMITTED) (Unaudited)

==========================================================================================
                                                                        1998        1997
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------------------------
  Net Income                                                          $ 12,621    $  8,182
  Adjustments to reconcile net income to net cash
    flows provided (used) by operating activities:
    Depreciation and amortization                                        6,461       6,099
    (Increase) decrease in:
      Accounts receivable                                              (12,853)    (11,768)
      Inventories                                                       (2,044)       (922)
      Other current assets                                                  65      (1,847)
      Other assets                                                         (80)     (4,966)
    Increase (decrease) in:
      Accounts payable and  accrued expenses                            (1,161)    (10,418)
      Other liabilities                                                   (759)      2,848
      Deferred income taxes                                                 (4)      2,983
------------------------------------------------------------------------------------------
  Net cash flows provided (used in) by operating activities              2,246      (9,809)
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------------------------
  Purchase of plant and equipment, net of disposal                      (7,823)     (6,204)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------------------------
  Options exercised                                                        586         325
  Increase in debt to outsiders                                          4,028      14,133
------------------------------------------------------------------------------------------
  Net cash flows provided by financing  activities                       4,614      14,458
------------------------------------------------------------------------------------------
  EFFECT OF EXCHANGE RATE CHANGES                                         (364)       (187)
------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                  (1,327)     (1,742)
  Cash and cash equivalents at beginning of period                       1,654       2,895
------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                          $    327    $  1,153
------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH PAID DURING
THE SIX MONTH PERIOD FOR:
------------------------------------------------------------------------------------------
  Interest                                                            $  1,504    $  1,558
------------------------------------------------------------------------------------------
  Income taxes                                                        $  8,972    $ 10,439
==========================================================================================



The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               AS OF JULY 4, 1998
                           (000'S OMITTED)(Unaudited)



1.             Basis of Presentation
               The financial information included is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

               The results of operations for the six month period ended July 4, 1998 are not necessarily indicative of the results to be expected for the full year.

2. During the first quarter of 1998, the Company adopted the Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other adjustments to income, which for the Company, primarily comprises foreign currency translation adjustments.

                      For the three months ended July 4, 1998 and June 28, 1997

                                                    1998        1997
                                                  -------     -------
               Net Income                         $ 6,475     $ 4,689
               Foreign currency translation
                 adjustments net of tax              (624)        (28)
                                                  -------     -------
               Comprehensive Income               $ 5,851     $ 4,661

                      For the three months ended July 4, 1998 and June 28, 1997

                                                    1998        1997
                                                  -------     -------
               Net Income                        $ 12,621     $ 8,182
               Foreign currency translation
                 adjustments net of tax              (364)       (187)
                                                 --------     -------
               Comprehensive Income              $ 12,257     $ 7,995



3. During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. "Basic earnings per share" represents net income divided by the weighted-average number of common shares outstanding during the period. "Diluted earnings per share" represents net income divided by the weighted-average number of common shares outstanding during the period adjusted for the incremental dilution of outstanding stock options and is consistent with the Company's historical presentation.

                      For the three months ended July 4, 1998 and June 28, 1997

                                                        1998       1997
                                                       ------     ------
               Average common shares
                 outstanding                           13,666     13,340
               Incremental common shares issuable:
               Stock option plans                          33         33
                                                       ------     ------
               Average common shares
                 outstanding assuming dilution         13,699     13,373

                      For the three months ended July 4, 1998 and June 28, 1997

                                                        1998       1997
                                                       ------     ------
               Average common shares
                 outstanding                           13,633     13,312
               Incremental common shares issuable:
               Stock option plans                          21         45
                                                       ------     ------
               Average common shares
                 outstanding assuming dilution         13,654     13,357


4. On April 28, 1998, The Company entered into definitive agreements with Thomas Industries Inc. ("Thomas") to combine the lighting business of Thomas with the business of Genlyte through a Joint Venture to be called Genlyte Thomas Group LLC. Genlyte will contribute to the Joint Venture substantially all of its assets in exchange for a 68% interest in the Joint Venture and the Joint Venture's assumption of substantially all of its liabilities. Thomas will contribute to the Joint Venture substantially all of its lighting assets in exchange for a 32% interest in the Joint Venture and the Joint Venture's assumption of certain liabilities. Genlyte and Thomas will continue to exist as separate publicly traded companies. Genlyte will consolidate the results of the Joint Venture. Thomas' interest in the Joint Venture will be reflected in Genlyte's consolidated balance sheet as a minority interest liability.

               The assets contributed by Genlyte to the Joint Venture will be reflected at their historical cost. The contribution of Genlyte's business to the Joint Venture will trigger the recognition of a one-time gain of approximately $60 million in the period in which the Transaction occurs. Such contribution includes, for accounting purposes, a sale of 32% of Genlyte's contributed business to Thomas and the resultant gain represents the excess of fair value over book value for the 32% of Genlyte's contributed business.

               Genlyte will account for the contribution of Thomas' lighting business to the Joint Venture as a purchase in accordance with Accounting Principles Board Opinion No. 16. Purchase accounting for the combination is similar to the accounting treatment used in the acquisition of any asset group. Although Thomas will retain a 32% interest in the Joint Venture, Thomas' contributed business will be reflected at its aggregate fair value in the financial statements of the Joint Venture. The fair value of Thomas's contributed business was mutually determined by the parties and was the basis for determining the ownership interests to be issued in the Joint Venture.

MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS:


COMPARISON OF SECOND QUARTER 1998 TO SECOND QUARTER 1997

Genlyte's net sales for the second quarter of 1998 were $130.3 million, a $9.6 million, or 8.0 percent increase from the second quarter of 1997. The majority of Genlyte's major product lines grew during the second quarter as a result of a strong commercial construction market and increased demand for more commercial space in the markets Genlyte serves. Net income increased $1.8 million from the second quarter of 1997 to $6.5 million and earnings per share increased 34.0 percent from $.35 to $.47.

Cost of sales for the second quarter of 1998, when compared to the second quarter of 1997, decreased to 64.9 percent of sales from 65.6 percent as the company continued its focus on improving productivity and moving production to its lower cost facilities. Selling, general and administrative expenses decreased during the second quarter of 1998 to 25.6 percent of sales, down from
26.6 percent of sales for the comparable period in 1997. Operating profit increased in the second quarter of 1998 to $12.3 million, a 31.5 percent improvement from the second quarter of 1997.

Interest expense amounted to $1.0 million, representing a decrease of $0.2 million, or 15.8 percent, from the comparable quarter of 1997. This decrease was attributable to lower average borrowings.

The effective tax rate was approximately 43.0 percent for the second quarters of both 1998 and 1997.


COMPARISON OF FIRST SIX MONTHS 1998 TO FIRST SIX MONTHS 1997

During the first six months of 1998, Genlyte's net sales were $260.5 million, an increase of 11.3 percent compared to $234.0 million during the first six months of 1997. Net income increased 54.2 percent to $12.6 million from $8.2 million in 1997 and earnings per share increased 52.4 percent from $.61 to $.92.

Cost of sales for the first six months of 1998 was 65.4 percent of sales, compared to 65.9 percent of sales from the comparable period in 1997, reflecting a continual reduction in excess capacity and improved product mix. Selling, general and administrative expenses for the first six months of 1998 was 25.4 percent of sales as compared to 27.0 percent during the first six months of 1997.

Operating profit  increased in the first six months of 1998 to $23.9 million,  a
45.3 percent improvement from the comparable period of 1997. Most of the divisions' performance exceeded that of 1997 due to an improved product mix and a favorable impact of the facility optimization plan.

Interest expense decreased to $1.8 million from $2.1 million for the comparable period of 1997. The decrease was due to lower average borrowings.

The effective tax rate was approximately 43.0 percent for the first two quarters of 1998 and 1997.

FINANCIAL CONDITION:

Working capital for the end of second quarter of 1998 was 18.3 percent of sales compared to 18.5 percent for the end of year 1997.

Short term borrowings increased approximately $1.0 million and long-term debt has increased by $3.0 million since year end 1997 primarily due to seasonal cash usage. The company believes that currently available cash, borrowing facilities, and its ability to increase its credit line if needed, combined with internally generated funds should be sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

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

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibit  27:  Requirements  for the  Format  and  Input of  Financial  Data
Schedules

(b) A Form 8-K was filed on April 29, 1998, announcing that the Board of Directors of The Genlyte Group Incorporated and Thomas Industries Inc. unanimously approved a definitive agreement for a transaction that creates a lighting joint venture between the two companies. Under the agreement, Genlyte will contribute substantially all of its assets and liabilities to the joint venture, which will be in the form of a limited liability company. Thomas will contribute substantially all of its lighting assets and related liabilities to the joint venture. Genlyte will own a 68% interest in the joint venture and Thomas will own a 32% interest. The transaction is conditioned upon the approvals of shareholders of each company and other customary closing conditions and is anticipated to be completed in the third quarter of 1998.

                                    SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           THE GENLYTE GROUP INCORPORATED
                                                             (Registrant)







Date:  July 31, 1998                       /s/ NEIL M. BARDACH
                                           --------------------------------
                                               Neil M. Bardach
                                               VP Finance-- CFO & Treasurer