Form 10-Q
period 1998-10-03
GENLYTE GROUP INC
filed 1998-11-17
CIK 833076

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended October 3, 1998

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


THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 4, 1998 WAS 13,624,540.

-------------------------------------------------------------------------------

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED OCTOBER 3, 1998




                                      INDEX



PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Statements of Income for the three months ended
             October 3,1998 and September 27,1997............................. 1

           Consolidated Statements of Income for the nine
             months ended October 3, 1998 and September 27, 1997.............. 2

           Consolidated Balance Sheets as of
             October 3, 1998 and December 31, 1997............................ 3

           Consolidated Statements of Cash Flows for the nine
             months ended October 3, 1998 and September 27, 1997.............. 4

           Notes to Consolidated Interim Financial Statements. ............... 5

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS ...................... 8



PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS...........................................11

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................12

         Signature............................................................13

         Exhibit 27: Financial Data Schedule..................................14

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                           1998           1997
================================================================================
  Net Sales                                              $174,178       $123,981
    Cost of Sales                                         112,150         81,393
--------------------------------------------------------------------------------
  Gross Profit                                             62,028         42,588
    Selling and Administrative Expenses                    45,698         32,870
--------------------------------------------------------------------------------
  Operating Profit                                         16,330          9,718
    Interest Expense, Net                                   1,365          1,073
    Minority Interest                                       2,857             --
--------------------------------------------------------------------------------
  Income Before Income Taxes                               12,108          8,645
    Provision for Income Taxes                              5,208          3,718
--------------------------------------------------------------------------------
  Net Income                                             $  6,900       $  4,927
--------------------------------------------------------------------------------
  Earnings per Share
    Basic                                                $   0.50       $   0.37
    Diluted                                              $   0.50       $   0.37
================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                           1998           1997
================================================================================
  Net Sales                                              $434,629       $357,979
    Cost of Sales                                         282,432        235,640
--------------------------------------------------------------------------------
  Gross Profit                                            152,197        122,339
    Selling and Administrative Expenses                   111,903         96,131
--------------------------------------------------------------------------------
  Operating Profit                                         40,294         26,208
    Interest Expense, Net                                   3,189          3,208
    Minority Interest                                       2,857             --
--------------------------------------------------------------------------------
  Income Before Income Taxes                               34,248         23,000
    Provision for Income Taxes                             14,727          9,890
--------------------------------------------------------------------------------
  Net Income                                             $ 19,521       $ 13,110
--------------------------------------------------------------------------------
  Earnings per Share
    Basic                                                $   1.43       $   0.98
    Diluted                                              $   1.42       $   0.98
================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF OCTOBER 3, 1998 AND DECEMBER 31, 1997
                                 (000'S OMITTED)

================================================================================
                                                        (Unaudited)
                                                          10/03/98     12/31/97
--------------------------------------------------------------------------------
ASSETS:
--------------------------------------------------------
Current Assets:
  Cash and Cash Equivalents                              $  13,250    $   1,654
  Accounts Receivable, less allowance for doubtful
    accounts of $9,270 and $8,222, respectively            162,684       73,220
  Inventories
    Raw Materials and Supplies                              47,608       32,324
    Work in Process                                         15,390        5,613
    Finished Goods                                          78,176       42,910
--------------------------------------------------------------------------------
  Total Inventories                                        141,174       80,847
--------------------------------------------------------------------------------
  Other Current Assets                                      26,545       18,385
--------------------------------------------------------------------------------
Total Current Assets                                       343,653      174,106
--------------------------------------------------------------------------------
Property, Plant & Equipment                                309,630      213,141
  Less: accumulated depreciation and amortization
    on plant and equipment                                 202,630      153,523
--------------------------------------------------------------------------------
Net Property, Plant & Equipment                            107,000       59,618
--------------------------------------------------------------------------------
Cost in Excess of Net Assets of Purchased Business          53,163       12,434
Other Assets                                                17,076        7,870
--------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 520,892    $ 254,028
================================================================================
LIABILITIES & STOCKHOLDERS' INVESTMENT
--------------------------------------------------------
Current Liabilities:
  Short-term Borrowings                                  $  35,288    $      --
  Current Maturities of Long-term Debt                          92    $      --
  Accounts Payable                                          71,862       49,433
  Accrued Expenses                                          60,856       42,712
--------------------------------------------------------------------------------
Total Current Liabilities                                  168,098       92,145
--------------------------------------------------------------------------------
Long-term Debt                                              63,059       32,785
Deferred Income Taxes                                        6,066        6,828
Minority Interest                                           82,163           --
Other Liabilities                                           20,570       18,541
--------------------------------------------------------------------------------
Total Liabilities                                          339,956      150,299
--------------------------------------------------------------------------------
Stockholders' Investment
  Common Stock                                                 136          135
  Paid-in Capital                                           15,112       12,889
  Foreign Currency Translation                              (4,175)      (3,061)
  Retained Earnings                                        169,863       93,766
--------------------------------------------------------------------------------
  Total Stockholders' Investment                           180,936      103,729
--------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT             $ 520,892    $ 254,028
================================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                 (000'S OMITTED)
                                   (Unaudited)

==========================================================================================
                                                                        1998        1997
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------------------------
  Net Income                                                          $ 19,521    $ 13,110
  Adjustments to reconcile net income to net cash
    flows provided by (used in) operating activities:
    Depreciation and amortization                                       10,052       9,016
    Changes in assets and liabilities,
      net of effect of formation of Joint Venture (See Note 5)
      Accounts receivable                                              (21,558)    (13,463)
      Inventories                                                        1,145       2,500
      Other current assets                                              (6,621)     (2,306)
      Accounts payable and  accrued expenses                             7,381      (9,778)
      Deferred income taxes                                               (976)      2,982
      Minority interest                                                  2,857          --
      Other                                                             (1,043)     (2,656)
------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) operating activities             10,758        (595)
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------------------------
  Formation of Joint Venture, net of cash acquired (See Note 5)          1,881          --
  Purchases of plant and equipment, net of disposals                   (11,027)     (8,590)
------------------------------------------------------------------------------------------
  Net cash flows used in investing activities                           (9,146)     (8,590)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------------------------
  Options exercised                                                      2,224         901
  Increase in debt, net                                                  8,874       9,160
------------------------------------------------------------------------------------------
  Net cash flows provided by financing  activities                      11,098      10,061
------------------------------------------------------------------------------------------
  EFFECT OF EXCHANGE RATE CHANGES                                       (1,114)       (257)
------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                  11,596         619
  Cash and cash equivalents at beginning of period                       1,654       2,895
------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                          $ 13,250    $  3,514
==========================================================================================


                   The accompanying notes are an integral part of these
                            consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              AS OF OCTOBER 3, 1998
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

1.       BASIS OF PRESENTATION
         The financial information included is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These results include the operations of the Genlyte Thomas Group LLC from the date of formation, August 30, 1998. See Note 5 regarding this formation.

         The results of operations for the nine month period ended October 3, 1998 are not necessarily indicative of the results to be expected for the full year.

2.       USE OF ESTIMATES
         Management of the Genlyte Group Incorporated (the "Company") has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3.       COMPREHENSIVE INCOME
         During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which for the Company, primarily comprises foreign currency translation adjustments.

         For the three months ended October 3, 1998 and September 27, 1997



                                                                       1998       1997
                                                                     --------    -------
         Net Income                                                  $  6,900    $ 4,927
         Minimum pension liability                                       (368)        --
         Foreign currency translation adjustments                        (750)      (665)
         One-time gain on Joint Venture contribution (See Note 5)      56,944         --
                                                                     --------    -------
         Comprehensive Income                                        $ 62,726    $ 4,262
                                                                     ========    =======

         For the nine months ended October 3, 1998 and September 27, 1997


                                                                       1998         1997
                                                                     --------     --------
         Net Income                                                  $ 19,521     $ 13,110
         Minimum pension liability                                       (368)          --
         Foreign currency translation adjustments                      (1,114)        (257)
         One-time gain on Joint Venture contribution (See Note 5)      56,944           --
                                                                     --------     --------
         Comprehensive Income                                        $ 74,983     $ 12,853
                                                                     ========     ========

4.       EARNINGS PER SHARE
         During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. "Basic earnings per share" represents net income divided by the weighted-average number of common shares outstanding during the period. "Diluted earnings per share" represents net income divided by the weighted-average number of common shares outstanding during the period adjusted for the incremental dilution of outstanding stock options and is consistent with the Company's historical presentation.

         For the three months ended October 3, 1998 and September 27, 1997


                                                                        1998         1997
                                                                      --------     --------
         Average common shares outstanding                              13,723       13,406
         Incremental common shares issuable:
           Stock option plans                                                5           47
                                                                      --------     --------

         Average common shares outstanding assuming dilution            13,728       13,453
                                                                      ========     ========

         For the nine months ended October 3, 1998 and September 27, 1997


                                                                        1998         1997
                                                                      --------     --------
         Average common shares outstanding                              13,652       13,345
         Incremental common shares issuable:
           Stock option plans                                               22           46
                                                                      --------     --------

         Average common shares outstanding assuming dilution            13,674       13,391
                                                                      ========     ========

5.       FORMATION OF THE GENLYTE THOMAS GROUP LLC

         On August 30, 1998, the Company and Thomas Industries Inc. ("Thomas") completed the combination of the business of the Company with the lighting business of Thomas ("Thomas Lighting") through a joint venture, in the form of a limited liability company, named Genlyte Thomas Group LLC (f/k/a GT Lighting, LLC) ("Genlyte Thomas"). Genlyte Thomas manufactures, sells, markets and distributes consumer, commercial, industrial and outdoor lighting fixtures and controls. Pursuant to (i) the Master Transaction Agreement dated April 28, 1998 by and between the Company and Thomas, (ii) the Limited Liability Company Agreement dated April 28, 1998 by and among the Company, Thomas and Genlyte Thomas, and (iii) the Capitalization Agreement dated April 28, 1998 by and between Genlyte Thomas and the Company, the Company contributed substantially all of its assets to Genlyte Thomas. In addition, pursuant to the Capitalization Agreement dated April 28, 1998 by and between Genlyte Thomas and Thomas and certain of its affiliates, Thomas contributed to Genlyte Thomas substantially all of its assets comprising Thomas Lighting.

         In exchange for the assets contributed by the Company, the Company received a 68% interest in Genlyte Thomas, and Genlyte Thomas assumed substantially all of the Company's liabilities. In exchange for the assets contributed by Thomas, Thomas and certain of its affiliates received a 32% interest in Genlyte Thomas, and Genlyte Thomas assumed certain related liabilities. The interests in Genlyte Thomas issued to each of the Company and Thomas were based on arms-length negotiations between the parties with the assistance of their financial advisers. The formation of Genlyte Thomas and the contribution of the assets of the Company and Thomas Lighting to Genlyte Thomas in exchange for the Company's and Thomas' respective interests in Genlyte Thomas and the assumption by Genlyte Thomas of the foregoing liabilities pursuant to the agreements described above is referred to herein as the "Transaction."

         Concurrent with the formation of Genlyte Thomas, the Company has recognized a one-time gain on the Transaction, which represents the excess of the fair market value of Thomas Lighting's contributed assets over the historical book value of the Company's contributed assets (as set forth in the table below):

         68 percent of the fair value of Thomas Lighting                         $ 94,565
         32 percent of the historical book value of the Company's net assets
           contributed to Genlyte Thomas                                           37,621
                                                                                 --------

         One-time gain recognized on the formation of Genlyte Thomas by
           the Company                                                           $ 56,944
                                                                                 ========

On an unaudited pro forma basis (assuming the Transaction described above had occurred at the beginning of the three and nine month periods ended October 3, 1998, and September 27, 1997), the results were:

                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                 ----------------------------     ----------------------------
                                 Oct. 3, 1998  Sept. 27, 1997     Oct. 3, 1998  Sept. 27, 1997
                                 ------------  --------------     ------------  --------------
         Net Sales                 $ 240,639      $ 227,499         $ 699,657     $ 647,586

         Net Income                $   7,203      $   6,081         $  18,522     $  14,321

         Earnings per Share        $    0.52      $    0.45         $    1.35     $    1.07


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 1998 TO THIRD QUARTER 1997

Net sales for the third quarter of 1998, inclusive of Genlyte Thomas, were $174.2 million, an increase of 40.5 percent from the third quarter 1997. Sales and earnings for the current quarter include the consolidated results of Genlyte Thomas for the month of September. Net sales on a comparable Division basis grew for the third quarter over last year as the commercial construction markets which the Company serves continued their year-to-year growth for 1998. Net income increased $2.0 million from the third quarter 1997 to $6.9 million and earnings per share increased to $.50 from $.37 in the 1997 third quarter.

Cost of sales for the third quarter of 1998 was 64.4 percent of net sales, an improvement over the third quarter 1997 level of 65.6 percent. This is primarily the result of the continued focus on manufacturing cost reductions and productivity improvements by the Company. Selling, general and administrative expenses decreased as a percent of sales during the third quarter of 1998 to
26.2 percent, down from 26.5 percent of sales for the comparable 1997 period primarily due to economies of scale associated with the increase in sales as well as general expense control efforts. Operating profit increased in the third quarter of 1998 to $16.3 million, an improvement of $6.6 million over the third quarter 1997.

Interest expense amounted to $1.4 million compared to $1.1 million in the third quarter 1997. This increase was primarily attributable to the greater outstanding indebtedness of the combined Genlyte Thomas businesses. Minority interest of $2.9 million represents the 32 percent interest of Thomas in the earnings of Genlyte Thomas for the month of September 1998.

The effective tax rate was approximately 43.0 percent for the third quarters of both 1998 and 1997.

COMPARISON OF NINE MONTHS 1998 TO NINE MONTHS 1997

Net sales for the first nine months of 1998 were $434.6 million, an increase of $76.7 million or 21.4 percent over the first nine months of 1997. Sales increases include Genlyte Thomas for the month of September. Net income increased 48.9 percent to $19.5 million from $13.1 million in the nine months of 1997, and earnings per share increased 44.9 percent from $.98 to $1.42.

Cost of sales as a percentage of net sales decreased to 65.0 percent compared to
65.8 percent for the same period in 1997. This decrease is primarily due to manufacturing and raw material cost reductions and productivity improvements. Selling, general and administrative expenses for the nine months of 1998 decreased to 25.7 percent of sales as compared to 26.9 percent in 1997 primarily due to economies of scale associated with the increase in sales as well as general expense control efforts. Operating profit increased to $40.3 million in the year- to-date 1998, up $14.1 million from $26.2 million during the nine months of 1997.

Interest expense of $3.2 million for the nine months of 1998 was unchanged from the comparable nine months of 1997. Minority interest of $2.9 million represents the 32 percent interest of Thomas in the earnings of Genlyte Thomas for the month of September, 1998.

The effective tax rate was approximately 43.0 percent for the nine months of both 1998 and 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $13.3 million at October 3, 1998, compared to $3.5 million at September 27,1997. In the nine months ended October 3, 1998, cash provided by operating activities was $10.8 million; cash used in investing activities was $9.1 million, primarily for plant and equipment acquisition; cash provided by financing activities was $11.1 million. Working capital at the end of the third quarter of 1998 was approximately $176 million (including $67 million attributable to the Genlyte Thomas business addition) and compared to $82 million for the end of the year 1997. The increase is also due to seasonal needs and the overall increase in business levels. The Company believes that currently available cash and borrowing facilities, combined with internally generated funds should be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate future business needs.

Effective August 30, 1998, Genlyte Thomas entered into a $125 million, five-year revolving credit facility. This replaced a $100 million revolving credit facility held by the Company. Total borrowings under this new facility at October 3, 1998 were $30 million.

Short-term borrowings were $35 million at the end of the third quarter 1998. These consisted primarily of loans payable to Thomas as part of the liabilities assumed by Genlyte Thomas in the Transaction. Long-term borrowings were $63 million. These consisted of loans payable of $30 million under the revolving credit facility, $22 million to Thomas as part of the liabilities assumed by Genlyte Thomas in the Transaction and $11 million in industrial revenue bonds.

YEAR 2000 ISSUES

All Divisions in the Company are establishing and executing plans to prepare the Company's information technology (IT) systems and non-information technology systems with embedded technology (ET) for the year 2000 issue. These plans encompass the use of both internal and external resources to identify, correct and test systems for year 2000 readiness. External resources include nationally recognized consulting firms and other specialized technology resource providers.

The identification and documentation of affected IT and ET components is substantially complete. This inventory includes mainframe hardware and software, personal computer hardware and software, communications hardware and software, and various other devices controlled by ET (security systems, telephone systems, HVAC systems, manufacturing machinery, etc.) which may contain date processing functions. The assessment of this inventory with regard to year 2000 readiness is currently underway. The Company has determined or plans to determine the status of these components with regard to year 2000 readiness by contacting third party providers of these components or performing analysis utilizing internal or external resources. All components identified to date as non-year 2000 compliant have either been made compliant or are in the process of being replaced or upgraded to be made compliant.

The Company is also currently addressing the year 2000 readiness of third parties whose business interruption could have a material negative impact on the Company's business. These parties include customers, raw material vendors and other service providers. Vendors and service providers have or will be contacted to determine their readiness. Customers have or will be contacted to make sure they are aware of the issue.

Through September 30, 1998 the Company inclusive of Genlyte Thomas has spent $1,761,000 on external resources, hardware and software required to address the year 2000 issue. It is estimated that an additional $2,647,000 will be spent in the remaining months of 1998 and in 1999 to attain substantial year 2000 readiness.

The major identified risks to the business associated with the year 2000 issue and targeted by the Company's year 2000 plan are a loss of ability to:

o   Plan production for dates after December 31, 1999
o   Accept customer orders for shipment after December 31, 1999
o   Issue  purchase  orders for delivery  after December 31, 1999
o   Issues invoices with due dates beyond December 31, 1999
o Obtain critical raw materials from vendors who experience significant business interruption because of their potential year 2000 related problems

Several Divisions of the Company plan to replace customer service information systems which are not year 2000 ready with systems that are year 2000 ready. The inherent complexity of these systems makes the exact implementation dates of the replacement systems somewhat uncertain. In order to compensate for this uncertainty, the Company is in the process of developing, and in some cases, executing, contingency plans for the possibility that the existing customer service systems targeted for replacement would fail before the implementation of the new systems. These contingency plans involve handling certain business transactions outside the system as well as correcting problems with existing systems. A portion of the estimated additional expenditures above is for the planning and execution of these contingency plans. The amount of the estimated additional expenditures may increase or decrease depending on whether the execution of additional contingency plans is deemed necessary and whether contingency plans currently being executed are deemed no longer necessary.

Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures or failure to successfully conclude the Company's remediation efforts as planned could have a material adverse impact on results of operations, financial condition and/or cash flows in 1999 and beyond.

The statements contained in the foregoing year 2000 readiness disclosure are subject to certain protection under the Year 2000 Information and Readiness Disclosure Act.

The statements in this document with respect to future results, future expectations, and plans for future activities may be regarded as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and actual results may differ materially from those currently expected. They are subject to various risks, such as the ability of the Company to meet new business sales goals, fluctuations in commodity prices, slowing of the overall economy, increased interest costs arising from a change in the Company's leverage or change in rates, failure of the Company's plans to produce anticipated cost savings, the timing and magnitude of capital expenditures, effects of technological difficulties including remediation of Year 2000 compliance issues, as well as other risks discussed in the company's filings with the Securities and Exchange Commission, including its Annual Report and 10-K for the year ended December 31, 1997. The Company makes no commitment to disclose any revision to forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation ("Keene"). Except for the last count, as discussed below, the claims and causes of action set forth in the June 8, 1995 complaint (the "complaint") are substantially the same as were brought against the Company in the U.S. District Court in New York in August 1993, (which original proceeding was permanently enjoined as a result of Keene's reorganization plan). The complaint is being prosecuted by the Creditors Trust created for the benefit of Keene's creditors (the "Trust"), seeking from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief. With respect to the Company, the complaint principally maintains that certain lighting assets of Keene were sold to a predecessor of the Company in 1984 at less than fair value, while both Keene and the Company were wholly-owned subsidiaries of Bairnco Corporation ("Bairnco"). The complaint also challenges Bairnco's spin-off of the Company in August 1988. Other allegations are that the Company, as well as other corporate defendants, are liable as corporate successors to Keene. The complaint fails to specify the amount of damages sought against the Company. The complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO").

Following confirmation of the Keene reorganization plan, the parties moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court. The case is now pending before the Federal District Court. On October 13, 1998, the Court issued an opinion dismissing certain counts as to the Company and certain other corporate defendants. In particular, the Court dismissed the count of the complaint against the Company which alleged that the 1988 spin-off was a fraudulent transaction, and the count alleging a violation of RICO. The Court also denied a motion to dismiss the challenge to the 1984 transaction on statute of limitations grounds and ruled that the complaint should not be dismissed for failure to specifically plead fraud. Discovery, which was stayed since commencement of the action, has now been authorized by the Court to begin. The Company will prepare and file its answer to the complaint in the near future. The Company believes that it has meritorious defenses to the adversary proceeding and will defend said action vigorously.

Additionally, the Company is a defendant and/or potentially responsible party, with other companies, in actions and proceedings under state and Federal environment laws including the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("Superfund"). Such actions include, but are not limited to, the Keystone Sanitation Landfill site located in Pennsylvania, in which the United States Environmental Protection Agency has sought remedial action and reimbursement for past costs. The Company has executed a Consent Order with other defendants and USEPA to perform a groundwater remedy at the Keystone site, which Order is presently before the Court for approval.

Management does not believe that the disposition of the lawsuits and/or proceedings will have a material effect on the Company's financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10:  Credit Agreement dated August 30, 1998.

(b) Exhibit 27:  Financial Data Schedules

(c) A Form 8-KA was filed on November 5, 1998, to amend the form 8-K filed on September 11, 1998 announcing that the Company and Thomas completed the Transaction that created a joint venture between the two companies. The amendment provided the required financial statements in accordance with the form.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE GENLYTE GROUP INCORPORATED
                                        (Registrant)



Date:

                                         /s/ LARRY POWERS
                                         -----------------------------------
                                             Larry Powers
                                             President and Chief Executive
                                             Officer


Date:

                                         /s/ DAVID J. STUMLER
                                         -----------------------------------
                                             David J. Stumler
                                             Controller and Chief Accounting
                                             Officer