Form 10-K
period 1998-12-31
GENLYTE GROUP INC
filed 1999-03-26
CIK 833076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1998

                         Commission file number: 0-16960
                                ----------------

                         THE GENLYTE GROUP INCORPORATED
                              4360 Brownsboro Road
                           Louisville, Kentucky 40207
                                 (502) 893-4600

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

Number of shares of Common Stock (par value $.0l per share) outstanding as of March 1, 1999: 13,561,298.

Aggregate market value of Common Stock (par value $.01 per share) held by non-affiliates on March 1, 1999: $250,036,432.

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

Annual report to stockholders for the
  fiscal year ended December 31, 1998                      Parts I, II, and IV
Proxy Statement for the Annual Meeting
  of Stockholders to be held April 21, 1999                Part III

PART I

ITEM 1. BUSINESS
On August 30, 1998, The Genlyte Group Incorporated ("Genlyte") and Thomas Industries Inc. ("Thomas") completed the combination of the business of Genlyte with the lighting business of Thomas ("Thomas Lighting"), in the form of a limited liability company named Genlyte Thomas Group LLC ("Genlyte Thomas"). Genlyte contributed substantially all of its assets and liabilities to Genlyte Thomas and received a 68% interest in Genlyte Thomas. Thomas contributed substantially all of its assets and certain related liabilities comprising Thomas Lighting and received a 32% interest in Genlyte Thomas. Throughout this Form 10-K, the term "Company" as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and Genlyte Thomas Group LLC.

The Company designs, manufactures, markets, and sells lighting fixtures for a wide variety of applications in the commercial, industrial, and residential markets. The Company operates in these three industry segments through the following divisions: Lightolier, Controls, Wide-Lite, Hadco, Diamond F, Supply (Crescent, ExceLine, and Stonco product lines), Consumer, Indoor, Accent, and Outdoor in the United States and Mexico, and Canlyte, Thomas Lighting Canada, Lumec, and ZED in Canada. The Company markets its products under the following brand names:

         In the U.S. --    Bronzelite,  Capri, Crescent,  Day-Brite,  Diamond F,
                           Electro/Connect,  Emco, ExceLine,  Forecast,  Gardco,
                           Hadco,   Lightolier,   Lightolier  Controls,   Lumec,
                           Lumec-Schreder,  Matrix, McPhilben, Omega, Starlight,
                           Stonco, Thomas, Wide-Lite, and ZED.

         In Canada   --    C&M, CFI (Canadian  Fluorescent  Industries),  Capri,
                           Day-Brite,      Hadco,     Horizon,      Lite-Energy,
                           Keene-Widelite,  Lightolier,  Lumec, Prodel,  Stonco,
                           Uniglo, and ZED.

         In Mexico   --    Bronzelite, Capri, Day-Brite, Emco, Forecast, Gardco,
                           Hadco, Lightolier, Lumec, Thomas, and Wide-Lite.

The Company's products primarily utilize incandescent, fluorescent, and high-intensity discharge (HID) light sources and are marketed primarily to distributors who resell the products for use in new residential, commercial, and industrial construction as well as in remodeling existing structures. Because the Company does not principally sell directly to the end-user of its products, the Company cannot determine precisely the percentage of its revenues derived from the sale of products installed in each type of building or the percentage of its products sold for new construction versus remodeling. The Company's sales, like those of the lighting fixture industry in general, are partly dependent on the level of activity in new construction and remodeling.

PRODUCTS AND DISTRIBUTION
The Company designs, manufactures, markets, and sells the following types of products:

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

The Company's products are marketed by independent sales representatives and Company direct sales personnel who sell to distributors, electrical wholesalers, mass merchandisers, and national accounts. In addition, the Company's products are promoted through architects, engineers, contractors, and building owners. The fixtures are principally sold throughout the United States, Canada, and Mexico.

RAW MATERIALS SOURCES & AVAILABILITY
The Company purchases large quantities of raw materials and components -- mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, and glass -- from multiple sources. No significant supply problems have been encountered in recent years. Relationships with vendors have been satisfactory.

SEASONAL EFFECT ON BUSINESS
There are no predictable significant seasonal effects on the Company's results of operations.

PATENTS AND TRADEMARKS
The Company has a number of United States and foreign mechanical patents, design patents, and registered trademarks. The Company maintains such protections by periodic renewal of trademarks and payments of maintenance fees for issued patents. The Company vigorously enforces its intellectual property rights. The Company does not believe that a loss of any presently held patent or trademark is likely to have a material adverse impact on its business.

WORKING CAPITAL
There are no unusual significant business practices at the Company that affect working capital. The Company's terms of sale vary by division but are generally consistent with general practices within the lighting industry. The Company attempts to keep inventory levels at the minimum required to satisfy customer requirements.

BACKLOG
Backlog was $115,520,000 as of December 31, 1998; $54,206,000 as of December 31, 1997, and $42,247,000 as of December 31, 1996. The $61,314,000 increase from
December 31, 1997 to December 31, 1998 was primarily because of the formation of Genlyte Thomas; the backlog associated with the former Thomas Lighting business was $47,701,000 at December 31, 1998. Substantially all the backlog at December 31, 1998 is expected to be shipped in 1999.

COMPETITION
The Company's products are sold in competitive markets in which are numerous producers of each type of fixture. The principal measures of competition in indoor and outdoor fixtures for the commercial, residential, and industrial markets are price, service, design, and product performance.

RESEARCH AND DEVELOPMENT
The Company is constantly monitoring new light sources for incorporation into new product development. Costs incurred for research and development activities, as determined in accordance with generally accepted accounting principles, were $7,237,000; $5,195,000, and $4,475,000 during 1998, 1997, and 1996, respectively.

EMPLOYEES
At December 31, 1998, the Company employed approximately 3,490 union and nonunion production workers and approximately 1,800 engineering, administrative, and sales personnel. Approximately 9% of the production workers are covered by collective bargaining agreements that expire in 1999. Relationships with unions have been satisfactory. Negotiation of collective bargaining agreements is not expected to have a significant impact on 1999 production.

INTERNATIONAL OPERATIONS
The Company has international operations in Canada and Mexico. Information on the Company's operations by geographical area for the last three fiscal years is set forth in the "Notes to Consolidated Financial Statements" section of Genlyte's 1998 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

ITEM 2. PROPERTIES
The leased Corporate offices of the Company are located in Louisville, Kentucky. Because of the large number of individual locations and the diverse nature of the operating facilities, specific description of each property owned and leased by the Company is not necessary to an understanding of the Company's business. All of the buildings are of steel, masonry, or concrete construction, are generally in good condition, provide adequate and suitable space for the operations of each location, and provide sufficient capacity for present and foreseeable future needs. A summary of the Company's property follows:


                          26 Owned Facilities  31 Leased Facilities  Combined Facilities
Nature of Facilities       Total Square Feet    Total Square Feet     Total Square Feet
--------------------       -----------------    -----------------     -----------------
Manufacturing Plants           2,191,000             473,000              2,664,000
Distribution Centers           1,194,000             334,000              1,528,000
Administrative Offices           329,000             104,000                433,000
Sales Offices                         --              29,000                 29,000
Other                             87,000               1,000                 88,000
                               ---------             -------              ---------
Total                          3,801,000             941,000              4,742,000
                               =========             =======              =========


ITEM 3.  LEGAL PROCEEDINGS
Genlyte has been named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation ("Keene"). Except for the last count, as discussed below, the claims and causes of action set forth in the June 8, 1995 complaint (the "complaint") are substantially the same as were brought against Genlyte in the U.S. District Court in New York in August 1993, (which original proceeding was permanently enjoined as a result of Keene's reorganization plan). The complaint is being prosecuted by the Creditors Trust created for the benefit of Keene's creditors (the "Trust"), seeking from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief. With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation ("Bairnco"). The complaint also challenges Bairnco's spin-off of Genlyte in August 1988. Other allegations are that Genlyte, as well as other corporate defendants, are liable as corporate successors to Keene. The complaint fails to specify the amount of damages sought against Genlyte. The complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO").

Following confirmation of the Keene reorganization plan, the parties moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court. The case is now pending before the Federal District Court. On October 13, 1998, the Court issued an opinion dismissing certain counts as to Genlyte and certain other corporate defendants. In particular, the Court dismissed the count of the complaint against Genlyte that alleged that the 1988 spin-off was a fraudulent transaction, and the count alleging a violation of RICO. The Court also denied a motion to dismiss the challenge to the 1984 transaction on statute of limitations grounds and ruled that the complaint should not be dismissed for failure to specifically plead fraud.

On  January  5 and 6,  1999,  the  Court  rendered  additional  rulings  further restricting the claims by the Trust against Genlyte and other corporate defendants, and dismissing the claims against all remaining individual defendants except one. The primary effect of the rulings with respect to claims against Genlyte was to require the Trust to prove that the 1984 sale of certain lighting assets of Keene was made with actual intent to defraud present and future creditors of Genlyte's predecessor.

Discovery, which was stayed since commencement of the action, has now been authorized by the Court to begin. Genlyte has filed its answer to the complaint and is in the process of responding to and requesting discovery.

Genlyte believes that it has meritorious defenses to the adversary proceeding and will defend said action vigorously.

Additionally, the Company is a defendant and/or potentially responsible party, with other companies, in actions and proceedings under state and Federal environmental laws including the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended. Management does not believe that the disposition of the lawsuits and/or proceedings will have a material effect on the Company's financial condition, results of operations, or liquidity.

In the normal course of business, the Company is a party to legal proceedings and claims. When costs can be reasonably estimated, appropriate liabilities for such matters are recorded. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the
Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS


         a. and c.       Data regarding  market price of Genlyte's  common stock
                         is  included  in the "Notes to  Consolidated  Financial
                         Statements"  section of Genlyte's 1998 Annual Report to
                         Stockholders (Exhibit 13 hereto), which is incorporated
                         herein by reference.  Genlyte's  common stock is traded
                         on the NASDAQ  National  Market System under the symbol
                         "GLYT".    Information    concerning    dividends   and
                         restrictions   thereon  and  Preferred  Stock  Purchase
                         Rights  are  included  in the  "Notes  to  Consolidated
                         Financial  Statements" section of Genlyte's 1998 Annual
                         Report to Stockholders, which is incorporated herein by
                         reference.
         b.              The  approximate   number  of  common  equity  security
                         holders is as follows:

                                                           Approximate Number of
                                                         Holders of Record as of
                         Title of Class                            Year-end 1998
         -----------------------------------------------------------------------
         Common Stock,
         par value $.0l per share                                  1,459

ITEM 6. SELECTED FINANCIAL DATA
         The  information  required for this item is included in Genlyte's  1998
         Annual   Report  to   Stockholders   (Exhibit  13  hereto),   which  is
         incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Reference is made to the "Management's Discussion and Analysis" section of Genlyte's 1998 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1998, a hypothetical 1% increase in interest rates would result in a reduction of approximately $630,000 in pre-tax income. The estimated reduction is based upon no change in the volume or composition of debt at December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         Reference is made to the "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" sections of Genlyte's 1998 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.

ITEM 9.  CHANGE  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE
         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         The information required with respect to the Directors of Genlyte is included in the "Election of Director" section of the Proxy Statement for the 1999 Annual Meeting of the Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
         The information with respect to executive compensation is included in the "Compensation of Directors" and "Compensation Committee Report on Executive Compensation" sections of the Proxy Statement for the 1999 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         The information required with respect to security ownership is included in the "Voting Securities and Principal Holders Thereof" section of the Proxy Statement for the 1999 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         The information required with respect to relationships is included in the "Compensation Committee Interlocks and Insider Participation" and "Voting Securities and Principal Holders Thereof" sections of the Proxy Statement for the 1999 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)       1)    FINANCIAL STATEMENTS
               The following information is incorporated herein by reference to Genlyte's 1998 Annual Report to Stockholders (Exhibit 13 hereto):

               Report of Independent Public Accountants

               Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996

               Consolidated Balance Sheets as of December 31, 1998 and 1997

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

               Consolidated Statements of Stockholders' Investment for the years ended December 31, 1998, 1997, and 1996

               Notes to Consolidated Financial Statements

         2)    FINANCIAL STATEMENT SCHEDULE

               Report of Independent Public Accountants on Financial Statement Schedule

               Schedule II -- Valuation and Qualifying Accounts

               Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

b) A Form 8-K/A was filed on November 5, 1998, to amend the Form 8-K filed on September 11, 1998 announcing that Genlyte and Thomas completed the transaction that created Genlyte Thomas Group LLC. The amendment provided the required financial statements in accordance with the form.

c)       Exhibits

                                        INCORPORATED BY
DESCRIPTION                             REFERENCE TO

-   Amended      and       Restated     Exhibit 3(b) to  Genlyte's  Registration
    Certificate of Incorporation of Statement on Form 8 as filed with the the Registrant, dated August 2, Securities and Exchange Commission on
    1988                                August 3, 1988

-   Amended      and       Restated     Exhibit  3(a)  to  Genlyte's  Form  10-K
    Certificate of Incorporation of     filed with the  Securities  and Exchange
    the  Registrant,  dated  May 9,     Commission in March 1993
    1990

- Amended and Restated By-laws of Exhibit 3(c) to Genlyte's Registration the Registrant, as adopted on Statement on Form 8 as filed with the
    May 16, 1988                        Securities  and Exchange  Commission  on
                                        August 3, 1988

-   Form of Stock  Certificate  for     Exhibit 4(a) to  Genlyte's  Registration
    Genlyte Common Stock                Statement  on Form 8 as  filed  with the
                                        Securities  and Exchange  Commission  on
                                        August 3, 1988

-   Stock    Purchase     Agreement     Exhibit 10(a) to Genlyte's  Registration
    between the Registrant and Statement on Form 8 as filed with the purchasers of Class B Stock of Securities and Exchange Commission on
    the  Registrant,  dated  as  of     August 3, 1988
    June 17, 1988

-   Loan   Agreement   between  The     Exhibit  10(b) to  Genlyte's  Form  10-K
    Genlyte Group  Incorporated and     filed with the  Securities  and Exchange
    the   New    Jersey    Economic     Commission in March 1991
    Development   Authority   dated
    April 1,  1990,  replacing  the
    First   Mortgage  and  Security
    Agreement   between   the   New
    Jersey   Economic   Development
    Authority   and  KCS  Lighting,
    Inc.,  dated  December 20, 1984
    (assigned to and assumed by the
    Registrant  effective  December
    31, 1986)

                                         INCORPORATED BY
DESCRIPTION                              REFERENCE TO

-   Loan   Agreement   between  The     Exhibit  10(c) to  Genlyte's  Form  10-K
    Genlyte Group  Incorporated and     filed with the  Securities  and Exchange
    the   New    Jersey    Economic     Commission in March 1991
    Development   Authority   dated
    June  1,  1990,  replacing  the
    Loan   Agreement   between  KCS
    Lighting,   Inc.  and  the  New
    Jersey   Economic   Development
    Authority,  dated  December 20,
    1984  (assigned  to and assumed
    by  the  Registrant   effective
    December 31, 1986)

-   ManagementIncentive                 Exhibit 10(i) to Genlyte's  Registration
    Compensation Plan                   Statement  on Form 8 as  filed  with the
                                        Securities  and Exchange  Commission  on
                                        August 3, 1988

-   Genlyte 1988 Stock Option Plan      Exhibit 10(j) to Genlyte's  Registration
                                        Statement on Form 8 as filed with the Securities and Exchange Commission on
                                        August 3, 1988

-   Genlyte 1998 Stock Option Plan      Annex  A to  Genlyte's  Proxy  Statement
                                        (Form  DEF  14A)  for  the  1998  Annual
                                        Meeting of Stockholders of Genlyte as filed with the Securities and Exchange
                                        Commission on March 23, 1998

-   Tax Sharing  Agreement  between     Exhibit 10(k) to Genlyte's  Registration
    Genlyte and Bairnco                 Statement  on Form 8 as  filed  with the
    Corporation,   dated  July  15,     Securities  and Exchange  Commission  on
    1988                                August 3, 1988

-   Merger and Assumption               Exhibit  10(d) to  Genlyte's  Form  10-K
    Agreement, dated as of December     filed with the  Securities  and Exchange
    28,   1990,   by  and   between     Commission in March 1991
    Genlyte and Lightolier

-   Loan   Agreement   between  The     Exhibit  4(c)  to  Genlyte's  Form  10-K
    Genlyte Group  Incorporated and     filed with the  Securities  and Exchange
    Jobs  for  Fall  River,   Inc.,     Commission in March 1995
    dated as of July 13, 1994

                                        INCORPORATED BY
DESCRIPTION                             REFERENCE TO

-   Master  Transaction   Agreement     Exhibit 2.1 to Genlyte's  Form 8-K filed
    dated  April  28,  1998  by and     with   the   Securities   and   Exchange
    between Thomas and Genlyte          Commission on July 24, 1998

-   Limited    Liability    Company     Exhibit 2.2 to Genlyte's  Form 8-K filed
    Agreement of GT  Lighting,  LLC     with   the   Securities   and   Exchange
    (now  named   Genlyte   Thomas)     Commission on July 24, 1998
    dated  April  28,  1998  by and
    among   Thomas,   Genlyte   and
    Genlyte Thomas

-   Capitalization  Agreement dated     Exhibit 2.3 to Genlyte's  Form 8-K filed
    April  28,  1998  by and  among     with   the   Securities   and   Exchange
    Genlyte  Thomas  and Thomas and     Commission on July 24, 1998
    certain of its affiliates

-   Capitalization  Agreement dated     Exhibit 2.4 to Genlyte's Form 8-K filed
    April 28,  1998 by and  between     with   the   Securities   and   Exchange
    Genlyte Thomas and Genlyte          Commission on July 24, 1998

-   Credit    Agreement     between     Exhibit 10 to Genlyte's  Form 10-Q filed
    Genlyte    Thomas    and    the     with   the   Securities   and   Exchange
    applicable banks named therein,     Commission in November 1998
    dated as of August 30, 1998

-   Financial     Statements     of     Exhibits 99.1 through 99.16 to Genlyte's
    Business Acquired and Pro Forma     Form 8-K/A filed with the Securities and
    Financial  Information  related     Exchange Commission on November 5, 1998
    to  the  formation  of  Genlyte
    Thomas

Other Exhibits included herein:

    (11) Calculation of Basic and Diluted Earnings per Share
    (13) Annual Report to Stockholders
    (18) Letter re Change in Accounting Principles
    (21) Subsidiaries of the Registrant
    (23) Consent of Independent Public Accountants
    (27) Financial Data Schedule
    (99) Form of Employment Protection Agreement entered into between Genlyte and certain key executives

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE GENLYTE GROUP INCORPORATED
                                                     Registrant


Date: MARCH 26, 1999
     ---------------------------          By  /s/ WILLIAM G. FERKO
      March 26, 1999                         ----------------------------------
                                                  William G. Ferko
                                                  V.P. Finance - CFO & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Genlyte and in the capacities and on the date indicated.

/s/ AVRUM I. DRAZIN
----------------------------------------------------        -------------------
Avrum I. Drazin - Chairman of the Board                         March 26, 1999

/s/ LARRY POWERS
----------------------------------------------------        -------------------
Larry Powers, President and Chief Executive Officer             March 26, 1999
             (Principal Executive Officer)

/s/ GLENN W. BAILEY
----------------------------------------------------        -------------------
Glenn W. Bailey - Director                                      March 26, 1999


/s/ ROBERT B. CADWALLADER
----------------------------------------------------        -------------------
Robert B. Cadwallader - Director                                March 26, 1999


/s/ DAVID M. ENGELMAN
----------------------------------------------------        -------------------
David M. Engelman - Director                                    March 26, 1999


/s/ FRED HELLER
----------------------------------------------------        -------------------
Fred Heller - Director                                          March 26, 1999


/s/ FRANK METZGER
----------------------------------------------------        -------------------
Frank Metzger - Director                                        March 26, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Genlyte Group Incorporated Annual Report to Stockholders for the year ended December 31, 1998, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14a(2) is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                             /s/ ARTHUR ANDERSEN LLP
                                                ------------------------
                                                 ARTHUR ANDERSEN LLP

Louisville, Kentucky
February 10, 1999

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                ($ in thousands)

                                        Additions       Additions
                         Balance at       From         Charged to               Balance at
                        Beginning of   Formation of     Costs and                of  End
                            Year      Genlyte Thomas    Expenses   Deductions*     Year
                        ------------  --------------   ----------  -----------  -----------
YEAR ENDED 12/31/98
Allowance for
Doubtful                  $6,864       $   1,407         $3,172     $  (536)     $10,907
Accounts

YEAR ENDED 12/31/97

Allowance for
Doubtful                  $8,222       $      --         $2,100     $(3,458)     $ 6,864
Accounts

YEAR ENDED 12/31/96

Allowance for
Doubtful                  $5,302       $      --         $3,452     $  (532)     $ 8,222
Accounts


* Deductions include uncollectible accounts written off, less recoveries of accounts previously written off and effect of foreign currency translation in accordance with SFAS No. 52.