Form 10-Q
period 1999-04-03
GENLYTE GROUP INC
filed 1999-05-14
CIK 833076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 3, 1999

                         Commission File Number 0-16960

                                 ---------------


                         THE GENLYTE GROUP INCORPORATED
                                AND SUBSIDIARIES

                              4360 BROWNSBORO ROAD
                              LOUISVILLE, KY 40207
                                 (502) 893-4600


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


THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MAY 7, 1999 WAS 13,600,618.

================================================================================

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 3, 1999


                                      INDEX


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Statements of Income for the three months ended
                 April 3, 1999 and April 4, 1998..............................1

             Consolidated Balance Sheets as of
                 April 3, 1999 and December 31, 1998..........................2

             Consolidated Statements of Cash Flows for the three
                 months ended April 3, 1999 and April 4, 1998.................3

             Notes to Consolidated Interim Financial Statements...............4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS .......................7


PART II. OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS...........................................10

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................10

         Signatures..........................................................11

         Exhibit 27: Financial Data Schedule.................................12

 PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                     1999             1998
                                                ----------------------------

     Net sales                                  $   237,476       $  130,124
         Cost of sales                              160,098           85,648
                                                ----------------------------
     Gross profit                                    77,378           44,476
         Selling and administrative expenses         58,466           32,851
                                                ----------------------------
     Operating profit                                18,912           11,625
         Interest expense, net                        1,196              844
         Minority interest                            5,514               --
                                                ----------------------------
     Income before income taxes                      12,202           10,781
         Income tax provision                         5,247            4,635
                                                ----------------------------
     Net income                                 $     6,955       $    6,146
                                                ============================

     Earnings per share
         Basic                                       $ 0.50           $ 0.46
         Diluted                                     $ 0.50           $ 0.45

The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 3, 1999 AND DECEMBER 31, 1998
                                 (000'S OMITTED)


                                                                    (Unaudited)
                                                                      04/03/99         12/31/98
                                                                    ----------------------------
 ASSETS:
 Current Assets:
     Cash and cash equivalents                                      $   7,282          $   8,555
     Accounts receivable, less allowance for doubtful
         accounts of $11,778 and $10,907, respectively                162,297            146,167
     Inventories
         Raw materials and supplies                                    43,562             43,167
         Work in process                                               15,192             14,529
         Finished goods                                                84,391             79,308
                                                                    ----------------------------
     Total inventories                                                143,145            137,004
     Other current assets                                              25,761             25,520
                                                                    ----------------------------
 Total current assets                                                 338,485            317,246
 Plant and equipment, at cost                                         312,443            309,032
     Less: accumulated depreciation and amortization                  208,167            203,353
                                                                    ----------------------------
 Net plant and equipment                                              104,276            105,679
 Cost in excess of net assets of acquired businesses                   58,227             57,944
 Other assets                                                          21,550             20,733
                                                                    ----------------------------
 Total assets                                                       $ 522,538          $ 501,602
                                                                    ============================

 LIABILITIES & STOCKHOLDERS' INVESTMENT:
 Current Liabilities:
     Short-term borrowings                                          $  16,076          $   1,932
     Accounts payable                                                  77,360             73,852
     Accrued expenses and current portion of long-term debt            56,486             61,430
                                                                    ----------------------------
 Total current liabilities                                            149,922            137,214
 Long-term debt                                                        55,893             60,852
 Deferred income taxes                                                 30,031             30,293
 Minority interest                                                     90,142             84,649
 Other liabilities                                                     22,614             22,362
                                                                    ----------------------------
 Total liabilities                                                    348,602            335,370
 Stockholders' Investment:
     Common stock                                                         136                136
     Additional paid-in capital                                        16,490             16,207
     Retained earnings                                                127,481            120,526
     Accumulated other comprehensive income                            29,829             29,363
                                                                    ----------------------------
 Total stockholders' investment                                       173,936            166,232
                                                                    ----------------------------
 Total liabilities & stockholders' investment                       $ 522,538          $ 501,602
                                                                    ============================


The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998
                                 (000'S OMITTED)
                                  (Unaudited)


                                                                               1999           1998
                                                                            -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $   6,955       $   6,146
 Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                              5,887           3,028
     Loss (gain) from disposal of plant and equipment                             623              --
     (Increase) decrease in:
         Accounts receivable                                                  (16,130)         (8,013)
         Inventories                                                           (6,141)         (3,190)
         Other current assets                                                    (241)         (2,587)
         Other assets                                                          (1,713)           (144)
     Increase (decrease) in:
         Accounts payable and accrued expenses                                 (1,436)         (2,078)
         Deferred income taxes                                                   (262)              3
         Minority interest                                                      5,493              --
         Other liabilities                                                        252             122
         Minimum pension liability                                                230              --
     All other, net                                                              (573)             --
                                                                            -------------------------
 Net cash used in operating activities                                         (7,056)         (6,713)
CASH FLOWS FROM INVESTING ACTIVITIES:                                       -------------------------
 Purchases of plant and equipment                                              (4,335)         (2,501)
CASH FLOWS FROM FINANCING ACTIVITIES:                                       -------------------------
 Stock options exercised                                                          283             240
 Increase in debt, net                                                          9,185           8,294
                                                                            -------------------------
 Net cash provided by financing  activities                                     9,468           8,534
                                                                            -------------------------
 Effect of exchange rate changes on cash and cash equivalents                     650             260
                                                                            -------------------------
 Net increase (decrease) in cash and cash equivalents                          (1,273)           (420)
 Cash and cash equivalents at beginning of period                               8,555           1,654
                                                                            -------------------------
 Cash and cash equivalents at end of period                                 $   7,282       $   1,234
                                                                            =========================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
     Interest                                                               $     960       $     710
     Income taxes                                                           $     837       $     476

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               AS OF APRIL 3, 1999
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         Throughout this Form 10-Q, the term "Company" as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and Genlyte Thomas Group LLC. The term "Genlyte" as used herein refers only to The Genlyte Group Incorporated.

         The financial information included is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These results include the operations of Genlyte Thomas Group LLC for the first quarter of 1999 but not for the first quarter of 1998. See
         Note 5 regarding the formation of Genlyte Thomas Group LLC.

         The results of operations for the three-month period ended April 3, 1999 are not necessarily indicative of the results to be expected for the full year.

2.       USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3.       COMPREHENSIVE INCOME

         During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components. For the three months ended April 3, 1999 and April 4, 1998 total comprehensive income was $7,421 and $6,406, respectively.

4.       EARNINGS PER SHARE

         The calculation of the average common shares outstanding assuming dilution for the three months ended April 3, 1999 and April 4, 1998 follows:

                                                             1999           1998
                                                       ----------      ---------

         Average common shares outstanding                 13,789         13,507
         Incremental common shares issuable:
            Stock option plans                                 --            105
                                                       ----------      ---------
         Average common shares outstanding
         assuming dilution                                 13,789         13,612
                                                       ==========      =========


5.       FORMATION OF GENLYTE THOMAS GROUP LLC

         On August 30, 1998, Genlyte and Thomas Industries Inc. ("Thomas") completed the combination of the business of Genlyte with the lighting business of Thomas ("Thomas Lighting"), in the form of a limited liability company named Genlyte Thomas Group LLC ("Genlyte Thomas"). Genlyte Thomas manufactures, sells, markets and distributes consumer, commercial, industrial and outdoor lighting fixtures and controls. Genlyte contributed substantially all of its assets and liabilities to Genlyte Thomas and received a 68% interest in Genlyte Thomas. Thomas contributed substantially all of its assets and certain related liabilities comprising Thomas Lighting and received a 32% interest in Genlyte Thomas.

         On an unaudited pro forma basis, assuming the business combination described above had occurred at the beginning of the three-month period ended April 4, 1998, the results would have been:

                                      Three Months Ended
                               April 3, 1999     April 4, 1998
                               -------------     -------------

         Net sales                 $ 237,476         $ 227,879
         Net income                $   6,955         $   5,428
         Earnings per share        $    0.50         $    0.40

         The pro forma results do not purport to state exactly what the Company's results of operations would have been had the business combination in fact been consummated as of the assumed date.

6.       SEGMENT REPORTING

         During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Inter-segment sales are eliminated in consolidation and therefore not presented in the table below. For the three months ended April 3, 1999 and April 4, 1998:


                                                         Industrial
                              Commercial    Residential   and Other     Total
                              --------------------------------------------------
         1999
         Net sales            $ 168,513     $ 34,910      $ 34,053     $ 237,476
         Operating profit     $  14,589     $  1,386      $  2,937     $  18,912

         1998
         Net sales            $  98,427     $ 18,701      $ 12,996     $ 130,124
         Operating profit     $   9,215     $  1,095      $  1,315     $  11,625

         The Company has operations throughout North America. Information about the Company's operations by geographical area for the three months ended April 3, 1999 and April 4, 1998 follows. Foreign balances represent primarily Canada and some Mexico.



                                       United States    Foreign         Total
                                    --------------------------------------------
          1999
          Net sales                     $ 209,425      $ 28,051        $ 237,476
          Operating profit              $  16,989      $  1,923        $  18,912

          1998
          Net sales                     $ 112,937      $ 17,187        $ 130,124
          Operating profit              $  10,292      $  1,333        $  11,625

         No Material changes have occurred in total assets since December 31, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 1999 TO FIRST QUARTER 1998

Net sales for the first quarter of 1999 were $237.5 million, an increase of 82.5 percent from the first quarter of 1998. Net income for the first quarter of 1999 was $6,955 ($.50 per share), a 13.2 percent increase over the first quarter 1998 net income of $6,146 ($.46 per share). Sales and earnings for the first quarter of 1999 include the consolidated results of Genlyte Thomas, but earnings are reduced by Thomas' minority interest. Net sales on a comparable division basis grew 4.2 percent for the first quarter over last year as the commercial construction markets that the Company serves continued their year-to-year growth for 1999.

Cost of sales for the first quarter of 1999 was 67.4 percent of net sales, compared to 65.8 percent in the first quarter of 1998. This increase results from the higher mix of commodity fluorescent products in the 1999 first quarter from Genlyte Thomas sales compared to the former Genlyte divisions. Selling and administrative expenses decreased to 24.6 percent of sales in the first quarter of 1999 from 25.2 percent in the first quarter of 1998 because expenses of the corporate headquarters were lower in 1999 and sales were 82.5 percent higher. Operating profit increased 62.7 percent to $18.9 million in the first quarter of 1999 from $11.6 million in the first quarter of 1998 because of the consolidated results of Genlyte Thomas.

Interest expense was $1.2 million in the first quarter of 1999, compared to $.8 million in the first quarter of 1998, primarily because of an increase in short-term borrowings to fund an increase in working capital related to the formation of Genlyte Thomas. Minority interest of $5.5 million represents the 32 percent interest of Thomas in the earnings of Genlyte Thomas for the first quarter of 1999.

The effective tax rate was approximately 43.0 percent for the first quarters of both 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $7.3 million at April 3, 1999, compared to $8.6 million at December 31, 1998. Total debt increased to $72.0 million at April 3, 1999 compared to $62.8 million at December 31, 1998. Working capital at April 3, 1999 was approximately $189 million, compared to $180 million at December 31, 1998. Due to the seasonal requirements of the Company's business, accounts receivable and inventory increased during the first quarter, resulting in a need for additional short-term borrowings. Cash used in operating activities during the first quarter was $7.1 million, primarily because of the increases in accounts receivable and inventory, compared to cash used in operating activities of $6.7 million in the first quarter last year. Cash used in investing activities was $4.3 million for plant and equipment purchases; cash provided by financing activities was $9.5 million, reflecting a $5.0 million decrease in long-term debt and a $14.2 million increase in short-term borrowings. The Company believes that currently available cash and borrowing facilities, combined with internally generated funds, should be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future.

Genlyte Thomas has a $125 million revolving credit facility that matures in August 2003. Total borrowings under this facility at April 3, 1999 were $23 million, classified as long-term. The Company's remaining long-term debt at April 3, 1999 consisted of $22.3 million payable to Thomas, $10.5 million in industrial revenue bonds and $.1 million other.

YEAR 2000 ISSUES

All divisions in the Company have established and are in the process of executing plans to prepare the Company's information technology (IT) systems and non-information technology systems with embedded technology (ET) for the year 2000 issue. These plans encompass the use of both internal and external resources to identify, correct and test systems for year 2000 readiness. External resources include nationally recognized consulting firms and other specialized technology resource providers.

The identification and documentation of affected IT and ET components are substantially complete. This inventory includes mainframe hardware and software, personal computer hardware and software, communications hardware and software, and various other devices controlled by ET (security systems, telephone systems, HVAC systems, manufacturing machinery, etc.) which may contain date processing functions. The assessment of this inventory with regard to year 2000 readiness is currently underway. The Company has determined or plans to determine the status of these components with regard to year 2000 readiness by contacting third party providers of these components or performing analyses utilizing internal or external resources. All components identified to date as non-year 2000 compliant have either been made compliant or are in the process of being replaced or upgraded to be made compliant.

The Company is also currently addressing the year 2000 readiness of third parties whose business interruption could have a material negative impact on the Company's business. These parties include customers, raw material vendors and other service providers. Customers, vendors and service providers have or will be contacted to determine their readiness.

Through April 3, 1999 the Company has spent approximately $2.3 million on external resources, hardware and software required to address the year 2000 issue. Of this amount, approximately $.4 million was spent in the first quarter of 1999. It is estimated that an additional $2.0 million will be spent in the remainder of 1999 to attain substantial year 2000 readiness.

Several divisions of the Company plan to replace customer service information systems that are not year 2000 ready with systems that are year 2000 ready. As of April 3, 1999 one division has implemented the replacement system. The inherent complexity of these systems makes the exact implementation dates of the remaining replacement systems somewhat uncertain. In order to compensate for this uncertainty, the Company is in the process of executing contingency plans for the possibility that the existing customer service systems targeted for replacement would fail before the implementation of the new systems. A portion of the estimated additional expenditures above is for the execution of these contingency plans.

Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures or failure to successfully conclude the Company's remediation efforts as planned could have a material adverse impact on results of operations, financial condition and/or cash flows in 1999 and beyond. However, management believes the execution of this plan will not cause significant disruptions in the Company's business.

The statements contained in the foregoing year 2000 readiness disclosure are subject to certain protection under the Year 2000 Information and Readiness Disclosure Act.

FORWARD-LOOKING STATEMENTS

The statements in this document with respect to future results, future expectations, and plans for future activities may be regarded as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and actual results may differ materially from those currently expected. The Company makes no commitment to disclose any revision to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Genlyte's Annual Meeting of Stockholders held April 21, 1999, the following actions were taken by stockholders:

Avrum I. Drazin was re-elected to the Board of Directors with 10,976,727 shares voted for and 60,167 shares withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27:  Financial Data Schedule

(b)      Reports on Form 8-K: None

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          THE GENLYTE GROUP INCORPORATED
                                          ------------------------------
                                                  (Registrant)








Date:     5-14-99                         /s/ LARRY K. POWERS
     ----------------------               --------------------------------------
                                              Larry K. Powers
                                              President and Chief Executive
                                              Officer



Date:     5-14-99                         /s/ WILLIAM G. FERKO
     ----------------------               --------------------------------------
                                              William G. Ferko
                                              V.P. Finance-CFO & Treasurer