Form 10-Q
period 1999-07-03
GENLYTE GROUP INC
filed 1999-08-17
CIK 833076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 3, 1999

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


THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF JULY 29, 1999 WAS 13,773,146.

================================================================================

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 3, 1999


                                      INDEX


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Statements of Income for the three
             months ended July 3, 1999 and July 4, 1998........................1

           Consolidated Statements of Income for the six
             months ended July 3, 1999 and July 4, 1998........................2

           Consolidated Balance Sheets as of
             July 3, 1999 and December 31, 1998................................3

           Consolidated Statements of Cash Flows for the six
             months ended July 3, 1999 and July 4, 1998........................4

           Notes to Consolidated Interim Financial Statements..................5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS .......................10


PART II. OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS............................................13

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................13

         Signatures...........................................................14

         Exhibit 27: Financial Data Schedule..................................15

 PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                           1999           1998
                                                         -----------------------
Net sales                                                $243,645       $130,327
    Cost of sales                                         164,175         84,634
                                                         -----------------------
Gross profit                                               79,470         45,693
    Selling and administrative expenses                    58,426         33,354
                                                         -----------------------
Operating profit                                           21,044         12,339
    Interest expense, net                                   1,075            980
    Minority interest                                       6,181             --
                                                         -----------------------
Income before income taxes                                 13,788         11,359
    Income tax provision                                    5,928          4,884
                                                         -----------------------
Net income                                               $  7,860       $  6,475
                                                         =======================

Earnings per share
    Basic                                                $   0.57       $   0.47
    Diluted                                              $   0.57       $   0.47


                  The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                           1999           1998
                                                         -----------------------
Net sales                                                $481,121       $260,451
     Cost of sales                                        324,273        170,282
                                                         -----------------------
Gross profit                                              156,848         90,169
     Selling and administrative expenses                  116,892         66,205
                                                         -----------------------
Operating profit                                           39,956         23,964
     Interest expense, net                                  2,271          1,824
     Minority interest                                     11,695             --
                                                         -----------------------
Income before income taxes                                 25,990         22,140
     Income tax provision                                  11,175          9,519
                                                         -----------------------
Net income                                               $ 14,815       $ 12,621
                                                         =======================

Earnings per share
     Basic                                               $   1.07       $   0.93
     Diluted                                             $   1.07       $   0.92


                   The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 3, 1999 AND DECEMBER 31, 1998
                                 (000'S OMITTED)


                                                             (Unaudited)
                                                              7/3/99     12/31/98
                                                             ---------------------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                $  6,548   $  8,555
     Accounts receivable, less allowance for doubtful
         accounts of $10,517 and $10,907, respectively         174,494    146,167
     Inventories:
         Raw materials and supplies                             45,432     43,167
         Work in process                                        14,562     14,529
         Finished goods                                         81,504     79,308
                                                              -------------------
     Total inventories                                         141,498    137,004
     Other current assets                                       26,027     25,520
                                                              -------------------
Total current assets                                           348,567    317,246
Plant and equipment, at cost                                   317,879    309,032
     Less: accumulated depreciation and amortization           209,935    203,353
                                                              -------------------
Net plant and equipment                                        107,944    105,679
Cost in excess of net assets of acquired businesses             80,350     57,944
Other assets                                                    26,588     20,733
                                                              -------------------
Total assets                                                  $563,449   $501,602
                                                              ===================

LIABILITIES & STOCKHOLDERS' INVESTMENT:
CURRENT LIABILITIES:
     Short-term borrowings                                    $    137   $  1,932
     Accounts payable                                           79,876     73,852
     Accrued expenses and current portion of long-term debt     57,165     61,430
                                                              -------------------
Total current liabilities                                      137,178    137,214
Long-term debt                                                  98,271     60,852
Deferred income taxes                                           30,168     30,293
Minority interest                                               92,235     84,649
Other liabilities                                               22,422     22,362
                                                              -------------------
Total liabilities                                              380,274    335,370
STOCKHOLDERS' INVESTMENT:
     Common stock                                                  137        136
     Additional paid-in capital                                 17,260     16,207
     Retained earnings                                         135,341    120,526
     Accumulated other comprehensive income                     30,437     29,363
                                                              -------------------
Total stockholders' investment                                 183,175    166,232
                                                              -------------------
Total liabilities & stockholders' investment                  $563,449   $501,602
                                                              ===================

                   The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                                 (000'S OMITTED)
                                   (Unaudited)


                                                                     1999        1998
                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $ 14,815    $ 12,621
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                12,159       6,461
        Loss (gain) from disposal of plant and equipment                299          --
        Changes in assets and liabilities:
           Accounts receivable                                      (24,138)    (12,853)
           Inventories                                               (2,377)     (2,044)
           Other current assets                                        (160)         65
           Other assets                                              (2,243)        (80)
           Accounts payable and accrued expenses                     (2,415)     (1,161)
           Deferred income taxes                                       (249)         (4)
           Minority interest                                          7,586          --
           Other liabilities                                             60        (759)
           Minimum pension liability                                    230          --
        All other, net                                                 (726)         --
                                                                   --------------------
    Net cash provided by operating activities                         2,841       2,246
                                                                   --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                              (31,026)         --
    Purchases of plant and equipment                                (10,435)     (7,823)
    Purchases of treasury stock                                        (253)         --
                                                                   --------------------
    Net cash used in investing activities                           (41,714)     (7,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Stock options exercised                                           1,307         586
    Increase in debt, net                                            34,301       4,028
                                                                   --------------------
    Net cash provided by financing  activities                       35,608       4,614
                                                                   --------------------
    Effect of exchange rate changes on cash and cash equivalents      1,258        (364)
                                                                   --------------------
    Net increase (decrease) in cash and cash equivalents             (2,007)     (1,327)
    Cash and cash equivalents at beginning of period                  8,555       1,654
                                                                   --------------------
    Cash and cash equivalents at end of period                     $  6,548    $    327
                                                                   ====================

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest                                                   $  1,918    $  1,504
        Income taxes                                               $ 10,397    $  8,972

                   The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               AS OF JULY 3, 1999
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

1.       BASIS OF PRESENTATION
         Throughout this Form 10-Q, the term "Company" as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and Genlyte Thomas Group LLC. The term "Genlyte" as used herein refers only to The Genlyte Group Incorporated.

         The financial information included is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These results include the operations of Genlyte Thomas Group LLC for the first and second quarters of 1999 but not for the first and second quarters of 1998. See Note 5 regarding the formation of Genlyte Thomas Group LLC.

         The results of operations for the six-month period ended July 3, 1999 are not necessarily indicative of the results to be expected for the full year.

2.       USE OF ESTIMATES
         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3.       COMPREHENSIVE INCOME
         During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components. For the three months ended July 3, 1999 and July 4, 1998, total comprehensive income was $8,468 and $5,851, respectively. For the six months ended July 3, 1999 and July 4, 1998, total comprehensive income was $15,889 and $12,257, respectively.

4.       EARNINGS PER SHARE
         The calculation of the average common shares outstanding assuming dilution for the three months ended July 3, 1999 and July 4, 1998 follows:

                                                                                       1999            1998
                                                                                    -----------    -----------
                 Average common shares outstanding                                       13,798         13,666
                 Incremental common shares issuable:
                      Stock option plans                                                     24             33

                                                                                    -----------    -----------
                 Average common shares outstanding assuming dilution                     13,822         13,699
                                                                                    ===========    ===========

         The  calculation  of the average  common  shares  outstanding  assuming dilution  for the six  months  ended  July 3,  1999  and  July 4,  1998 follows:

                                                                                       1999           1998
                                                                                    -----------    -----------
                 Average common shares outstanding                                       13,794         13,633
                 Incremental common shares issuable:
                      Stock option plans                                                     11             21

                                                                                    -----------    -----------
                 Average common shares outstanding assuming dilution                     13,805         13,654
                                                                                    ===========    ===========


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

         On an unaudited pro forma basis, assuming the business combination described above had occurred at the beginning of the six-month period ended July 4, 1998, the results would have been:


                                                       Six Months Ended
                                                 July 3, 1999      July 4, 1998
                                                 ------------      ------------

                    Net sales                      $ 481,121         $ 459,018
                    Net income                     $  14,815         $  11,801
                    Earnings per share             $    1.07         $     .86


         The pro forma results do not purport to state exactly what the Company's results of operations would have been had the business combination in fact been consummated as of the assumed date.

6. ACQUISITION OF LEDALITE ARCHITECTURAL PRODUCTS INC. AND INVESTMENT IN FIBRE LIGHT

         On June 30, 1999, Genlyte Thomas acquired the assets and liabilities of privately held Ledalite Architectural Products Inc., located in Vancouver Canada. For accounting purposes, the assets and liabilities acquired are valued at their fair values, which result from management's preliminary determination of purchase accounting adjustments and are based upon available information and certain assumptions that management considers reasonable under the circumstances. Consequently, the determination of these fair values as reflected in the balance sheet are subject to change.

         On May 10, 1999, Genlyte Thomas acquired a 2% interest (with rights to acquire an additional 6%) in Fibre Light International, based in Burleigh Heads, Queensland, Australia. The two companies then formed a jointly owned limited liability company named Fibre Light U.S. LLC, of which Genlyte Thomas owns 80%.

         The purchase price of these acquisitions was approximately $31.5 million, consisting of $8.5 million in cash payments and $23 million in borrowings.

7.       SEGMENT REPORTING

         During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Inter-segment sales are eliminated in consolidation and therefore are not presented in the table below.

         For the three months ended July 3, 1999 and July 4, 1998:


                                                                                  Industrial
                                                   Commercial    Residential      and Other          Total
                                                   --------------------------------------------------------
                   1999
                   Net sales                          175,050        35,275          33,320         243,645
                   Operating profit                    15,906         2,104           3,034          21,044

                   1998
                   Net sales                           99,359        18,123          12,845         130,327
                   Operating profit                     9,860         1,180           1,299          12,339


         For the six months ended July 3, 1999 and July 4, 1998:



                                                                                  Industrial
                                                   Commercial    Residential      and Other          Total
                                                   --------------------------------------------------------
                   1999
                   Net sales                          343,563        70,185          67,373         481,121
                   Operating profit                    30,495         3,490           5,971          39,956

                   1998
                   Net sales                          197,786        36,824          25,841         260,451
                   Operating profit                    19,075         2,275           2,614          23,964


The Company has operations throughout North America. Information about the Company's operations by geographical area for the three months ended July 3, 1999 and July 4, 1998 follows. Foreign balances represent primarily Canada and some Mexico.

                                                                     United States     Foreign       Total
                                                                     --------------------------------------
                  1999
                  Net sales                                              214,932        28,713      243,645
                  Operating profit                                        18,884         2,160       21,044
                  Assets                                                 460,604       102,845      563,449

                  1998
                  Net sales                                              113,356        16,971      130,327
                  Operating profit                                        10,947         1,392       12,339
                  Assets                                                 230,015        38,960      268,975

Information about the Company's operations by geographical area for the six months ended July 3, 1999 and July 4, 1998 follows:


                                                                     United States     Foreign       Total
                                                                     --------------------------------------
                  1999
                  Net sales                                              424,357        56,764      481,121
                  Operating profit                                        35,873         4,083       39,956
                  Assets                                                 460,604       102,845      563,449

                  1998
                  Net sales                                              226,293        34,158      260,451
                  Operating profit                                        21,239         2,725       23,964
                  Assets                                                 230,015        38,960      268,975

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 1999 TO SECOND QUARTER 1998

Net sales for the second  quarter of 1999 were  $243.6  million,  an increase of
86.9 percent from the second quarter of 1998. Net income for the second quarter of 1999 was $7.9 million ($.57 per share), a 21.4 percent increase over the second quarter 1998 net income of $6.5 million ($.47 per share). Sales and earnings for the second quarter of 1999 included the consolidated results of Genlyte Thomas, but earnings were reduced by Thomas' minority interest. Net sales on a comparable division basis grew 5.4 percent for the second quarter over last year as the commercial construction markets that the Company serves continued their year-to-year growth for 1999.

Cost of sales for the second quarter of 1999 was 67.4 percent of net sales, compared to 64.9 percent in the second quarter of 1998. This increase results from the higher mix of commodity fluorescent products in the 1999 second quarter from Genlyte Thomas sales compared to the former Genlyte divisions. Selling and administrative expenses decreased to 24.0 percent of sales in the second quarter of 1999 from 25.6 percent in the second quarter of 1998 because expenses of the corporate headquarters were lower in 1999 and sales were 86.9 percent higher. Operating profit increased 70.5 percent to $21.0 million in the second quarter of 1999 from $12.3 million in the second quarter of 1998 because of the consolidated results of Genlyte Thomas.

Interest expense was $1.1 million in the second quarter of 1999, compared to $1.0 million in the second quarter of 1998. Minority interest of $6.2 million represents the 32 percent interest of Thomas in the earnings of Genlyte Thomas for the second quarter of 1999.

The effective tax rate was approximately 43.0 percent for the second quarters of both 1999 and 1998.

The formation of Fibre Light U.S. LLC and the acquisition of Ledalite are not expected to have a material effect on the Company's earnings in 1999, but they are expected to contribute to earnings in 2000 and beyond.


COMPARISON OF FIRST SIX MONTHS 1999 TO FIRST SIX MONTHS 1998

Net sales for the first six months of 1999 were $481.1  million,  an increase of
84.7 percent from the first six months of 1998. Net income for the first six months of 1999 was $14.8 million ($1.07 per share), a 17.4 percent increase over 1998 net income of $12.6 million ($.92 per share) for the comparable period. Sales and earnings for the first six months of 1999 included the consolidated results of Genlyte Thomas, but earnings were reduced by Thomas' minority interest. Net sales on a comparable division basis grew 4.8 percent for the first six months over last year as the commercial construction markets that the Company serves continued their year-to-year growth for 1999.

Cost of sales for the first six months of 1999 was 67.4 percent of net sales, compared to 65.4 percent in the first six months of 1998. This increase resulted from the higher mix of commodity fluorescent products in the 1999 first six months from Genlyte Thomas sales compared to the former Genlyte divisions. Selling and administrative expenses decreased to 24.3 percent of sales in the first six months of 1999 from 25.4 percent in the first six months of 1998 because expenses of the corporate headquarters were lower in 1999 and sales were
84.7 percent higher. Operating profit increased 66.7 percent to $40.0 million in the first six months of 1999 from $24.0 million in the first six months of 1998 because of the consolidated results of Genlyte Thomas.

Interest expense was $2.3 million in the first six months of 1999, compared to $1.8 million in the first six months of 1998, primarily due to an increase in short-term borrowings during the first quarter of 1999 over 1998 to fund increased working capital. This increase was offset somewhat by a reduction in interest rates compared to the same period last year. Minority interest of $11.7 million represents the 32 percent interest of Thomas in the earnings of Genlyte Thomas for the first six months of 1999.

The effective tax rate was approximately 43.0 percent for the first six months of both 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $6.5 million at July 3, 1999, compared to $8.6 million at December 31, 1998. Total debt increased to $98.4 million at July 3, 1999, compared to $62.8 million at December 31, 1998. The increase in borrowings is mainly due to working capital needs and the addition of $23.0 million debt relating to the Ledalite acquisition. Working capital at July 3, 1999 was approximately $211.4 million, compared to $180.0 million at December 31, 1998. Due to the seasonal requirements of the Company's business, accounts receivable and inventory increased during the first six months of 1999, resulting in a need for additional borrowings. Cash provided by operating activities during the first six months was $2.8 million, compared to cash provided by operating activities of $2.2 million in the first six months last year. Cash used in investing activities was $41.7 million, primarily for the Ledalite acquisition as well as for normal plant and equipment purchases. Cash provided by financing activities was $35.6 million, primarily from increased debt referenced above. The Company believes that currently available cash and borrowing facilities, combined with internally generated funds, should be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future.

Genlyte Thomas has a $125 million revolving credit facility that matures in August 2003. Total borrowings under this facility at July 3, 1999 were $44 million, classified as long-term. The Company's remaining long-term debt at July 3, 1999 consisted of $22.3 million payable to Thomas, $10.5 million in industrial revenue bonds, $20.2 million (in Canadian dollars) due to the Ledalite acquisition and $1.3 million other.

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

The identification and documentation of affected IT and ET components are substantially complete. This inventory includes mainframe hardware and software, personal computer hardware and software, communications hardware and software, and various other devices controlled by ET (security systems, telephone systems, HVAC systems, manufacturing machinery, etc.) which may contain date processing functions. The assessment of this inventory with regard to year 2000 readiness is substantially complete. The Company has determined the status of these components with regard to year 2000 readiness by contacting third party providers of these components or performing analyses utilizing internal or external resources. All components identified to date as non-year 2000 compliant have either been made compliant or are in the process of being replaced or upgraded to be made compliant.

The Company is also currently addressing the year 2000 readiness of third parties whose business interruption could have a material negative impact on the Company's business. These parties include customers, raw material vendors and other service providers. Customers, vendors and service providers have or will be contacted to determine their readiness.

Through July 3, 1999 the Company has spent approximately $2.7 million on external resources, hardware and software required to address the year 2000 issue. Of this amount, approximately $.8 million was spent in the first six months of 1999. It is estimated that an additional $.8 million will be spent in the remainder of 1999 to attain year 2000 readiness.

Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures or failure to successfully conclude the Company's remediation efforts as planned could have a material adverse impact on results of operations, financial condition and/or cash flows in 1999 and beyond. However, management believes through execution of this plan, year 2000 processing will not cause significant disruptions in the Company's business.

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

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27:  Financial Data Schedule

(b)  Reports on Form 8-K: None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       THE GENLYTE GROUP INCORPORATED
                                       (Registrant)



     Date:  August 17, 1999            /s/ LARRY K. POWERS
                                       -----------------------------------------
                                           Larry K. Powers
                                           President and Chief Executive Officer



     Date:  August 17, 1999            /s/ WILLIAM G. FERKO
                                       -----------------------------------------
                                           William G. Ferko
                                           V. P. Finance - CFO & Treasurer