Form 10-Q
period 1999-10-02
GENLYTE GROUP INC
filed 1999-11-12
CIK 833076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended October 2, 1999

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

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 9, 1999 WAS 13,662,020.

================================================================================

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED OCTOBER 2, 1999


                                      INDEX


PART I.        FINANCIAL INFORMATION

               ITEM 1.  FINANCIAL STATEMENTS

                 Consolidated Statements of Income for the three
                   months ended October 2, 1999 and October 3, 1998............1

                 Consolidated Statements of Income for the nine
                   months ended October 2, 1999 and October 3, 1998............2

                 Consolidated Balance Sheets as of
                   October 2, 1999 and December 31, 1998.......................3

                 Consolidated Statements of Cash Flows for the nine
                   months ended October 2, 1999 and October 3, 1998............4

                 Notes to Consolidated Interim Financial Statements............5

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................10

PART II. OTHER INFORMATION

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS...................................13

               ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................13

                 Signatures...................................................14

                 Exhibit 27: Financial Data Schedule..........................15

 PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                              1999              1998
                                                            ---------         ---------
     Net sales                                              $ 257,811         $ 174,178
         Cost of sales                                        170,003           112,150
                                                            ---------         ---------
     Gross profit                                              87,808            62,028
         Selling and administrative expenses                   63,532            45,698
                                                            ---------         ---------
     Operating profit                                          24,276            16,330
         Interest expense, net                                  1,393             1,365
         Minority interest                                      6,880             2,857
                                                            ---------         ---------
     Income before income taxes                                16,003            12,108
         Income tax provision                                   6,745             5,208
                                                            ---------         ---------
     Net income                                             $   9,258         $   6,900
                                                            =========         =========


     Earnings per share
         Basic                                              $    0.67         $    0.50
         Diluted                                            $    0.66         $    0.50

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                       1999              1998
                                                    ---------         ---------
     Net sales                                      $ 738,932         $ 434,629
         Cost of sales                                494,276           282,432
                                                    ---------         ---------
     Gross profit                                     244,656           152,197
         Selling and administrative expenses          180,424           111,903
                                                    ---------         ---------
     Operating profit                                  64,232            40,294
         Interest expense, net                          3,664             3,189
         Minority interest                             18,575             2,857
                                                    ---------         ---------
     Income before income taxes                        41,993            34,248
         Income tax provision                          17,920            14,727
                                                    ---------         ---------
     Net income                                     $  24,073         $  19,521
                                                    =========         =========

     Earnings per share
         Basic                                      $    1.74         $    1.43
         Diluted                                    $    1.73         $    1.42



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF OCTOBER 2, 1999 AND DECEMBER 31, 1998
                                 (000'S OMITTED)

                                                                         (Unaudited)
                                                                          10/02/1999          12/31/1998
                                                                          ----------          ----------

ASSETS:
Current Assets:
     Cash and cash equivalents                                            $   9,071           $   8,555
     Accounts receivable, less allowance for doubtful
         accounts of $13,542 and $10,907, respectively                      179,204             146,167
     Inventories:
         Raw materials and supplies                                          47,705              43,167
         Work in process                                                     15,297              14,529
         Finished goods                                                      73,324              79,308
                                                                          ---------           ---------
     Total inventories                                                      136,326             137,004
     Other current assets                                                    29,770              25,520
                                                                          ---------           ---------
Total current assets                                                        354,371             317,246
Plant and equipment, at cost                                                323,801             309,032
     Less: accumulated depreciation and amortization                        217,002             203,353
                                                                          ---------           ---------
Net plant and equipment                                                     106,799             105,679
Cost in excess of net assets of acquired businesses                         100,395              57,944
Other assets                                                                 27,133              20,733
                                                                          ---------           ---------
Total assets                                                              $ 588,698           $ 501,602
                                                                          =========           ==========

LIABILITIES & STOCKHOLDERS' INVESTMENT:
Current Liabilities:
     Short-term borrowings                                                $     -             $   1,932
     Accounts payable                                                        89,149              73,852
     Accrued expenses and current portion of long-term debt                  81,751              61,430
                                                                          ---------           ---------
Total current liabilities                                                   170,900             137,214
Long-term debt                                                               74,882              60,852
Deferred income taxes                                                        30,161              30,293
Minority interest                                                            96,760              84,649
Other liabilities                                                            23,777              22,362
                                                                          ---------           ---------
Total liabilities                                                           396,480             335,370
Stockholders' Investment:
     Common stock                                                               137                 136
     Additional paid-in capital                                              17,377              16,207
     Retained earnings                                                      144,599             120,526
     Accumulated other comprehensive income                                  30,105              29,363
                                                                          ---------           ---------
Total stockholders' investment                                              192,218             166,232
                                                                          ---------           ---------
Total liabilities & stockholders' investment                              $ 588,698           $ 501,602
                                                                          =========           =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                 (000'S OMITTED)
                                   (Unaudited)

                                                                          1999              1998
                                                                       ---------        ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $  24,073        $   19,521
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                     17,180            10,052
        Loss (gain) from disposal of plant and equipment                     194                 -
        Changes in assets and liabilities:
            Accounts receivable                                          (28,848)          (21,558)
            Inventories                                                    2,795             1,145
            Other current assets                                          (3,903)           (6,621)
            Other assets                                                 (23,386)           (1,404)
            Accounts payable and accrued expenses                         31,444             7,381
            Deferred income taxes                                           (256)             (976)
            Minority interest                                             12,111             2,857
            Other liabilities                                              1,415               729
            Minimum pension liability                                        230              (368)
        All other, net                                                       592                 -
                                                                       ---------        ----------
    Net cash provided by operating activities                             33,641            10,758
                                                                       ---------        ----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                   (31,392)            1,881
    Purchases of plant and equipment                                     (14,605)          (11,027)
    Purchases of treasury stock                                             (271)                -
                                                                       ---------        ----------
    Net cash used in investing activities                                (46,268)           (9,146)
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Stock options exercised                                                1,442             2,224
    Increase in debt, net                                                 10,775             8,874
                                                                       ---------        ----------
    Net cash provided by financing activities                             12,217            11,098
                                                                       ---------        ----------
    Effect of exchange rate changes on cash and cash equivalents             926            (1,114)
                                                                       ---------        ----------
    Net increase (decrease) in cash and cash equivalents                     516            11,596
    Cash and cash equivalents at beginning of period                       8,555             1,654
                                                                       ---------        ----------
    Cash and cash equivalents at end of period                         $   9,071        $   13,250
                                                                       =========        ==========


    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest                                                       $   3,377        $    2,994
        Income taxes                                                   $  14,302        $   14,049

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              AS OF OCTOBER 2, 1999
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

1.       BASIS OF PRESENTATION
         Throughout this Form 10-Q, the term "Company" as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and Genlyte Thomas Group LLC ("Genlyte Thomas"). The term "Genlyte" as used herein refers only to The Genlyte Group Incorporated.

         The financial information included is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These results include the operations of Genlyte Thomas for the first nine months of 1999 but only for the month of September in 1998. See
         Note 5 regarding the formation of Genlyte Thomas.

         The results of operations for the nine-month period ended October 2, 1999 are not necessarily indicative of the results to be expected for the full year.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       USE OF ESTIMATES
         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3.       COMPREHENSIVE INCOME
         During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components. For the three months ended October 2, 1999 and October 3, 1998, total comprehensive income was $8,926 and $39,999, respectively. For the nine months ended October 2, 1999 and October 3, 1998, total comprehensive income was $24,815 and $52,256, respectively. Total comprehensive income for the three and nine-month periods in 1998 included a $34,217 after-tax gain on the formation of Genlyte Thomas.

4.       EARNINGS PER SHARE
         The calculation of the average common shares outstanding assuming dilution for the three months ended October 2, 1999 and October 3, 1998 follows:

                                                                       1999          1998
                                                                   -----------    -----------
           Average common shares outstanding                            13,891         13,723
           Incremental common shares issuable:
                Stock option plans                                          38              5
                                                                   -----------    -----------
           Average common shares outstanding assuming dilution          13,929         13,728
                                                                   ===========    ===========

         The calculation of the average common shares outstanding assuming dilution for the nine months ended October 2, 1999 and October 3, 1998 follows:

                                                                       1999           1998
                                                                   -----------    -----------
          Average common shares outstanding                             13,814         13,652
          Incremental common shares issuable:
               Stock option plans                                           17             22
                                                                   -----------    -----------
          Average common shares outstanding assuming dilution           13,831         13,674
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

         On an unaudited pro forma basis, assuming the business combination described above had occurred at the beginning of the nine-month period ended October 3, 1998, the results would have been:

                                                       Three Months Ended                   Nine Months Ended
                                                 ------------------------------       -----------------------------
                                                 Oct. 2, 1999      Oct. 3, 1998       Oct. 2, 1999     Oct. 3, 1998
                                                 ------------      ------------       ------------     ------------
                    Net sales                     $  257,811        $  240,639         $  738,932       $  699,657
                    Net income                         9,258             7,203             24,073           18,522
                    Earnings per share            $     0.66        $     0.52         $     1.73       $     1.35

         The pro forma results do not purport to state exactly what the Company's results of operations would have been had the business combination in fact been consummated as of the assumed date.

6. ACQUISITION OF LEDALITE ARCHITECTURAL PRODUCTS INC. AND INVESTMENT IN FIBRE LIGHT

         On June 30, 1999, Genlyte Thomas acquired the assets and liabilities of privately held Ledalite Architectural Products Inc., located in Vancouver Canada. For accounting purposes, the assets and liabilities acquired are valued at their fair values, which result from management's preliminary determination of purchase accounting adjustments and are based upon available information and certain assumptions that management considers reasonable under the circumstances. Consequently, the determination of these fair values as reflected in the balance sheet is subject to change.

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

7.      PREFERRED STOCK PURCHASE RIGHTS

        On September 13, 1999, Genlyte declared a dividend, as of the expiration (September 18, 1999) of the rights issued under the Stockholder Rights Plan dated as of August 29, 1989, of one preferred stock purchase right for each outstanding share of Genlyte's common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth of a share of junior participating cumulative preferred stock at a price of $105.00 per share. The preferred stock purchased upon exercise of the rights will have a minimum preferential quartely dividend of $25.00 per share and a minimum liquidation payment of $100.00 per share. Each share of preferred stock will have one hundred votes.

        Rights become exercisable when a person, entity, or group of persons or entities (Acquiring Person) acquires, or 10 business days following a tender offer to acquire, ownership of 20% or more of Genlyte's outstanding common stock. In the event that any person becomes an Acquiring Person, each right holder will have the right to receive the number of shares of common stock having a then current market value equal to two times the aggregate exercise price of such rights. If
        Genlyte were to enter into certain business combination or disposition transactions with an Acquiring Person, each right holder will have the right to receive shares of common stock of the acquiring company having a value equal to two times the aggregate exercise price of the rights.

        Genlyte may redeem these rights in whole at a price of $.01 per right. The rights expire on September 12, 2009.

8.      SEGMENT REPORTING

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

        For the three months ended October 2, 1999 and October 3, 1998:

                                                                                    Industrial
                                                 Commercial        Residential      and Other           Total
                                             ----------------- ------------------ --------------- ---------------
                  1999
                   Net sales                      $ 190,364         $ 33,141        $ 34,306        $  257,811
                   Operating profit                  19,611            1,702           2,963            24,276

                  1998
                   Net sales                      $ 127,539         $ 24,579        $ 22,060        $  174,178
                   Operating profit                  12,950            1,379           2,001            16,330

         For the nine months ended October 2, 1999 and October 3, 1998:

                                                                                    Industrial
                                                 Commercial        Residential      and Other           Total
                                             ----------------- ------------------ --------------- ---------------
                  1999
                   Net sales                        $ 533,927          $ 103,326       $ 101,679       $ 738,932
                   Operating profit                    50,106              5,192           8,934          64,232

                  1998
                   Net sales                        $ 325,325          $  61,403       $  47,901       $ 434,629
                   Operating profit                    32,025              3,654           4,615          40,294


         The Company has operations throughout North America. Information about the Company's operations by geographical area for the three months ended October 2, 1999 and October 3, 1998 follows. Foreign balances represent primarily Canada and some Mexico.


                                             United States       Foreign          Total
                                           ---------------- --------------- ---------------
                  1999
                  Net sales                      $ 223,919        $ 33,892       $ 257,811
                  Operating profit                  19,508           4,768          24,276
                  Assets                           490,997          97,701         588,698

                  1998
                  Net sales                      $ 151,316        $ 22,862       $ 174,178
                  Operating profit                  13,760           2,570          16,330
                  Assets                           434,318          67,284         501,602

         Information about the Company's operations by geographical area for the nine months ended October 2, 1999 and October 3, 1998 follows.


                                             United States       Foreign          Total
                                           ---------------- --------------- ---------------
                  1999
                  Net sales                      $ 648,276        $ 90,656       $ 738,932
                  Operating profit                  55,390           8,842          64,232
                  Assets                           490,997          97,701         588,698

                  1998
                  Net sales                      $ 376,617        $ 58,012       $ 434,629
                  Operating profit                  35,009           5,285          40,294
                  Assets                           434,318          67,284         501,602

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 1999 TO THIRD QUARTER 1998

Net sales for the third quarter of 1999 were $257.8 million, an increase of 48.0 percent from the third quarter of 1998. Net income for the third quarter of 1999 was $9.3 million ($.66 per share), a 34.2 percent increase over the third quarter 1998 net income of $6.9 million ($.50 per share). Sales and earnings for the third quarter of 1999 included the consolidated results of Genlyte Thomas for three months, compared to only one month in the third quarter of 1998, and included the results of Ledalite, following the June 30, 1999 acquisition. Net sales on a comparable division basis grew 4.8 percent for the third quarter over last year as the commercial construction markets that the Company serves continued their year-to-year growth for 1999.

The formation of Fibre Light U.S. LLC and the acquisition of Ledalite are not expected to have a material effect on the Company's earnings in 1999, but they are expected to contribute to earnings in 2000 and beyond.

Cost of sales for the third quarter of 1999 was 65.9 percent of net sales, compared to 64.4 percent in the third quarter of 1998. This increase results from the higher mix of commodity fluorescent products in the 1999 third quarter from Genlyte Thomas sales compared to the former Genlyte divisions. Selling and administrative expenses decreased to 24.6 percent of sales in the third quarter of 1999 from 26.2 percent in the third quarter of 1998 because expenses of the former Genlyte divisions decreased with increasing sales, and because of synergies related to corporate headquarters expenses. Operating profit increased
48.7 percent to $24.3 million in the third quarter of 1999 from $16.3 million in the third quarter of 1998 because of the consolidated results of Genlyte Thomas.

Interest expense was $1.4 million in the third quarter of 1999 and 1998. Minority interest of $6.9 million represents the 32 percent interest of Thomas in the earnings of Genlyte Thomas for the third quarter of 1999, versus $2.9 million in the third quarter of 1998.

The effective tax rate was approximately 42.1 percent and 43.0 percent for the 1999 and 1998 third quarters, respectively.

COMPARISON OF FIRST NINE MONTHS 1999 TO FIRST NINE MONTHS 1998

Net sales for the first nine months of 1999 were $738.9 million,  an increase of
70.0 percent from the first nine months of 1998. Net income for the first nine months of 1999 was $24.1 million ($1.73 per share), a 23.3 percent increase over 1998 net income of $19.5 million ($1.42 per share) for the comparable period. Sales and earnings for the first nine months of 1999 included the consolidated results of Genlyte Thomas for nine months, compared to only one month in the first nine months of 1998, and included the results of Ledalite, following the June 30, 1999 acquisition.

Net sales on a comparable division basis grew 4.8 percent for the first nine months over last year as the commercial construction markets that the Company serves continued their year-to-year growth for 1999.

Cost of sales for the first nine months of 1999 was 66.9 percent of net sales, compared to 65.0 percent in the first nine months of 1998. This increase resulted from the higher mix of commodity fluorescent products in the 1999 first nine months from Genlyte Thomas sales compared to the former Genlyte divisions. Selling and administrative expenses decreased to 24.4 percent of sales in the first nine months of 1999 from 25.7 percent in the first nine months of 1998 because expenses of the corporate headquarters were lower in 1999 and sales were
70.0 percent higher. Operating profit increased 59.4 percent to $64.2 million in the first nine months of 1999 from $40.3 million in the first nine months of 1998 because of the consolidated results of Genlyte Thomas.

Interest expense was $3.7 million in the first nine months of 1999, compared to $3.2 million in the first nine months of 1998, primarily due to an increase in short-term borrowings during the first quarter of 1999 over 1998 to fund increased working capital. This increase was offset somewhat by a reduction in interest rates compared to the same period last year. Minority interest of $18.6 million represents the 32 percent interest of Thomas in the earnings of Genlyte Thomas for the first nine months of 1999, versus $2.9 million in the first nine months of 1998.

The effective tax rate was approximately 42.7 percent and 43.0 percent for the first nine months of 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $9.1 million at October 2, 1999, compared to $8.6 million at December 31, 1998. Total debt increased to $74.9 million at October 2, 1999, compared to $62.8 million at December 31, 1998. The increase in borrowings is due to the additional debt relating to the Ledalite and Fibre Light acquisitions. Working capital at October 2, 1999 was approximately $183.5 million, compared to $180.0 million at December 31, 1998. Cash provided by operating activities during the first nine months was $33.6 million, compared to cash provided by operating activities of $10.8 million in the first nine months last year. This increase was due mainly to the inclusion of Genlyte Thomas for the full nine months in 1999, compared to one month in 1998. Cash used in investing activities was $46.3 million, primarily for the Ledalite acquisition as well as for normal plant and equipment purchases. Cash provided by financing activities was $12.2 million, primarily from increased debt referenced above. The Company believes that currently available cash and borrowing facilities, combined with internally generated funds, should be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future.

Effective October 7, 1999, Genlyte Thomas exercised its option to increase its revolving credit facility to $150 million from $125 million. This credit facility matures in August 2003. Total borrowings under this facility at October 2, 1999 were $22.0 million, classified as long-term. The Company's remaining long-term debt at October 2, 1999 consisted of $22.3 million payable to Thomas, $10.5 million in industrial revenue bonds, and $20.1 million in separate bank financing.

YEAR 2000 ISSUES

The Company has substantially completed executing its plans to prepare its information technology (IT) systems and non-information technology systems with embedded technology (ET) for the year 2000 issue. Both internal and external resources were utilized to identify, correct, and test systems for year 2000 readiness. External resources included nationally recognized consulting firms and other specialized technology resource providers.

The Company has identified and documented all IT and ET components believed to be affected by the year 2000 issue. This inventory includes mainframe hardware and software, personal computer hardware and software, communications hardware and software, and various other devices controlled by ET (security systems, telephone systems, HVAC systems, manufacturing machinery, etc.) which may contain date processing functions. The assessment of this inventory with regard to year 2000 readiness is also complete. The Company has determined the status of these components with regard to year 2000 readiness by contacting third party providers of these components or performing analyses utilizing internal or external resources. All components identified to date as non-year 2000 compliant have either been made compliant or are in the process of being replaced or upgraded to be made compliant. All core business systems are believed to be compliant. The only items remaining to be replaced or upgraded are non-critical to the core business processes.

The Company has also been addressing the year 2000 readiness of third parties whose business interruption could have a material negative impact on the Company's business. These parties include raw material vendors, other service providers, and customers. Vendors, service providers, and selected customers have been contacted to determine their readiness.

Through October 2, 1999 the Company has spent approximately $3.0 million on external resources, hardware and software required to address the year 2000 issue. Of this amount, approximately $1.1 million was spent in the first nine months of 1999. Management expects no significant additional external costs will be incurred in the remainder of 1999 to attain year 2000 readiness. Although numerous employees have also been used to address the year 2000 issue, the Company does not track their time and costs related to this effort.

Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures, or other unforeseen issues within the Company's systems could have a material adverse impact on results of operations, financial condition and/or cash flows in the fourth quarter of 1999 and beyond. However, management believes through execution of its plan, year 2000 processing will not cause significant disruptions in the Company's business.

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


PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibit 27:  Financial Data Schedule

(b) A Form 8-K was filed on September 15, 1999 announcing that the Company's Board of Directors had declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record on September 17, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE GENLYTE GROUP INCORPORATED
                                       (Registrant)



     Date:  November 12, 1999          /s/ LARRY K. POWERS
                                       -----------------------------------------
                                           Larry K. Powers
                                           President and Chief Executive Officer



     Date:  November 12, 1999          /s/ WILLIAM G. FERKO
                                       -----------------------------------------
                                           William G. Ferko
                                           V. P. Finance - CFO & Treasurer