Form 10-K
period 1999-12-31
GENLYTE GROUP INC
filed 2000-03-24
CIK 833076

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999

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

Number of shares of Common Stock (par value $.0l per share) outstanding as of March 6, 2000: 13,686,190.

Aggregate market value of Common Stock (par value $.01 per share) held by non-affiliates on March 6, 2000: $278,856,121.

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

         DOCUMENT                                              PART OF FORM 10-K

Portions of Annual Report to Stockholders
  for the year ended December 31, 1999                       Parts I, II, and IV
Proxy Statement for the Annual Meeting of
  Stockholders to be held April 27, 2000                                Part III

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

Throughout this Form 10-K, the term "Company" as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and all majority-owned subsidiaries.

The Company designs, manufactures, markets, and sells lighting fixtures and controls for a wide variety of applications in the commercial, residential, and industrial markets. The Company operates in these three industry segments through the following divisions: Lightolier, Day-Brite, Crescent, Capri, Controls, Hadco, Gardco, Wide-Lite, Stonco, and Consumer in the United States and Mexico, and Canlyte, Thomas Lighting Canada, Lumec, and Ledalite in Canada. The Company markets its products under the following brand names:

         In the U.S. --    Bronzelite, Capri, Crescent, Day-Brite, Diamond F,
                           Electro/Connect, Emco, ExceLine, Fibre Light,
                           Forecast, Gardco, Hadco, Ledalite, Lightolier,
                           Lightolier Controls, Lumec, Lumec-Schreder, Matrix, mcPhilben, Omega, Starlight, Stonco, Thomas,
                           Wide-Lite, and ZED.

         In Canada   --    C&M, CFI (Canadian Fluorescent Industries), Capri,
                           Day-Brite, Hadco, Horizon, Keene-Widelite, Ledalite,
                           Lightolier, Lite-Energy, Lumec, Prodel, Stonco,
                           Uniglo, Wide-Lite, and ZED.

         In Mexico   --    Bronzelite, Capri, Day-Brite, Emco, Forecast, Gardco,
                           Hadco, Lightolier, Lumec, Thomas, and Wide-Lite.

The Company's products primarily utilize incandescent, fluorescent, and high-intensity discharge (HID) light sources and are marketed primarily to distributors who resell the products for use in new commercial, residential, and industrial construction as well as in remodeling existing structures.

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

PRODUCTS AND DISTRIBUTION

The Company designs, manufactures, markets, and sells the following types of products:

Indoor Fixtures:     Incandescent, fluorescent, and HID lighting fixtures and
                     lighting controls for commercial, residential, industrial, institutional, medical, and sports markets, and task lighting for all markets.

Outdoor Fixtures:    HID and incandescent lighting fixtures and accessories for commercial, residential, industrial, institutional, and sports markets.

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

BACKLOG

Backlog was $102,080,000 as of December 31, 1999; $90,474,000 as of December 31, 1998, and $54,206,000 as of December 31, 1997. The $36,268,000 increase from
December 31, 1997 to December 31, 1998 was primarily because of the inclusion of Thomas Lighting following the formation of Genlyte Thomas. Substantially all the backlog at December 31, 1999 is expected to be shipped in 2000.

COMPETITION

The Company's products are sold in competitive markets, in which are numerous producers of each type of fixture. The principal measures of competition in indoor and outdoor fixtures for the commercial, residential, and industrial markets are price, service, design, and product performance.

RESEARCH AND DEVELOPMENT

The Company continues to develop new products to provide innovative lighting solutions to meet the needs of its customers. Costs incurred for research and development activities, as determined in accordance with generally accepted accounting principles, were $8,086,000; $7,237,000; and $5,195,000 during 1999,
1998, and 1997, respectively.

EMPLOYEES

At December 31, 1999, the Company employed approximately 3,370 union and nonunion production workers and approximately 2,000 engineering, administrative, and sales personnel. Approximately 42% of the production workers are covered by collective bargaining agreements that expire in 2000. Relationships with unions have been satisfactory. Negotiation of collective bargaining agreements is not expected to have a significant impact on 2000 production.

INTERNATIONAL OPERATIONS

The Company has international operations in Canada and Mexico. Information on the Company's operations by geographical area for the last three fiscal years is set forth in the "Notes to Consolidated Financial Statements" section of Genlyte's 1999 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 2, 3, 7 and 8 of this Form 10-K include information that is forward looking. The matters referred to in such information could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, new building construction cycles, the impact of seasonal weather conditions on construction activity, currency exchange rates, the level and volatility of interest rates, economic and political conditions in international markets, including civil unrest, government changes and restrictions on the ability to transfer capital across borders, the impact of legislative enactments, regulatory action and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described in this Form 10-K.

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

                           27 Owned Facilities       46 Leased Facilities        Combined Facilities
Nature of Facilities        Total Square Feet          Total Square Feet          Total Square Feet
--------------------        -----------------          -----------------          -----------------
Manufacturing Plants            2,079,000                   342,000                   2,421,000
Distribution Centers            1,523,000                   351,000                   1,874,000
Administrative Offices            329,000                   164,000                     493,000
Sales Offices                          --                    61,000                      61,000
Other                             105,000                     4,000                     109,000
                              -----------                ----------                  ----------
Total                           4,036,000                   922,000                   4,958,000
                              ===========                ==========                  ==========

ITEM 3.    LEGAL PROCEEDINGS

Genlyte has been named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation ("Keene"). Except for the last count, as discussed below, the claims and causes of action set forth in the June 8, 1995 complaint (the "complaint") are substantially the same as were brought against Genlyte in the U.S. District Court in New York in August 1993 (which original proceeding was permanently enjoined as a result of Keene's reorganization plan). The complaint is being prosecuted by the Creditors Trust created for the benefit of Keene's creditors (the "Trust"), seeking from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief. With respect to Genlyte, the complaint (some of the claims of which have since been restricted, as noted below) principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation ("Bairnco"). The complaint also challenges Bairnco's spin-off of Genlyte in August 1988. Other allegations are that Genlyte, as well as other corporate defendants, are liable as corporate successors to Keene. The complaint fails to specify the amount of damages sought against Genlyte. The complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO").

Following confirmation of the Keene reorganization plan, the parties moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court. The case is now pending before the Federal District Court. On October 13, 1998, the Court issued an opinion dismissing certain counts as to Genlyte and certain other corporate defendants. In particular, the Court dismissed the count of the complaint against Genlyte that alleged the 1988 spin-off was a fraudulent transaction, and the count alleging a violation of RICO. The Court also denied a motion to dismiss the challenge to the 1984 transaction on statute of limitations grounds and ruled that the complaint should not be dismissed for failure to specifically plead fraud.

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

Discovery, which was stayed since commencement of the action, is now ongoing. Genlyte has filed its answer to the complaint, denying liability, and is in the process of responding to and requesting discovery. Genlyte believes that it has meritorious defenses to the adversary proceeding and will defend said action vigorously.

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

In the normal course of business, the Company is a party to legal proceedings and claims. When costs can be reasonably estimated, appropriate liabilities or reserves for such matters are recorded. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial condition, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
           MATTERS

a. and c.  Data regarding market price of Genlyte's common stock is included in the "Notes to Consolidated Financial Statements" section of Genlyte's 1999 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference. Genlyte's common stock is traded on the NASDAQ National Market System under the symbol "GLYT". Information concerning dividends and restrictions thereon and Preferred Stock Purchase Rights are included in the "Notes to Consolidated Financial Statements" section of Genlyte's 1999 Annual Report to Stockholders, which is incorporated herein by reference.

b. The approximate number of common equity security holders is as follows:

                                                          Approximate Number of
                                                         Holders of Record as of
              Title of Class                                 Year-end 1999
              ------------------------------------------------------------------
              Common Stock,
              par value $.0l per share                            1,329

ITEM 6.    SELECTED FINANCIAL DATA

The information required for this item is included in Genlyte's 1999 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Management's Discussion and Analysis" section of Genlyte's 1999 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 1999, a hypothetical 1% increase in interest rates would result in a reduction of approximately $560,000 in pre-tax income. The estimated reduction is based upon no change in the volume or composition of debt at December 31, 1999.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" sections of Genlyte's 1999 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to the Directors of Genlyte is included in the "Election of Directors" section of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information required with respect to executive compensation is included in the "Compensation of Directors" and "Compensation Committee Report on Executive Compensation" sections of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required with respect to security ownership is included in the "Voting Securities and Principal Holders Thereof" section of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required with respect to relationships is included in the "Compensation Committee Interlocks and Insider Participation" and "Voting Securities and Principal Holders Thereof" sections of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)    1)   FINANCIAL STATEMENTS

           The following information is incorporated herein by reference to Genlyte's 1999 Annual Report to Stockholders (Exhibit 13 hereto):

           Report of Independent Public Accountants

           Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997

           Consolidated Balance Sheets as of December 31, 1999 and 1998

           Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

           Consolidated Statements of Stockholders' Investment for the years ended December 31, 1999, 1998, and 1997

           Notes to Consolidated Financial Statements

      2)   FINANCIAL STATEMENT SCHEDULE

           Report of Independent Public Accountants on Financial Statement Schedule

           Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998, and 1997.

           Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

b)    REPORTS ON FORM 8-K

There were no reports on Form 8-K for the three months ended December 31, 1999.

c)    EXHIBITS

                                                Incorporated By
Description                                     Reference To
-----------                                     ------------

-    Amended and Restated Certificate of        Exhibit 3(b) to Genlyte's
     Incorporation of Genlyte, dated            Registration Statement on Form
     August 2, 1988                             8 as filed with the Securities
                                                and Exchange Commission on
                                                August 3, 1988

-    Amended and Restated Certificate of        Exhibit 3(a) to Genlyte's Form
     Incorporation of Genlyte, dated May        10-K filed with the Securities
     9, 1990                                    and Exchange Commission in
                                                March 1993

-    Amended and Restated By-laws of            Exhibit 3(c) to Genlyte's
     Genlyte, as adopted on May 16, 1988        Registration Statement on Form
                                                8 as filed with the Securities
                                                and Exchange Commission on
                                                August 3, 1988

-    Form of Stock Certificate for              Exhibit 4(a) to Genlyte's
     Genlyte Common Stock                       Registration Statement on Form
                                                8 as filed with the Securities
                                                and Exchange Commission on
                                                August 3, 1988

-    Loan Agreement between Genlyte and         Exhibit 4(c) to Genlyte's Form
     Jobs for Fall River, Inc., dated as        10-K filed with the Securities
     of July 13, 1994                           and Exchange Commission in
                                                March 1995

-    Rights Agreement between Genlyte           Exhibit 4.1 to Genlyte's Form
     and The Bank of New York, as               8-A filed with the Securities
     Rights Agent, dated as of September        and Exchange Commission on
     13, 1999                                   September 15, 1999

-    Stock Purchase Agreement between           Exhibit 10(a) to Genlyte's
     Genlyte and purchasers of Genlyte          Registration Statement on Form
     Class B Stock, dated as of June 17,        8 as filed with the Securities
     1988                                       and Exchange Commission on
                                                August 3, 1988

-    Loan Agreement between Genlyte and         Exhibit 10(b) to Genlyte's Form
     the New Jersey Economic Development        10-K filed with the Securities
     Authority dated April 1, 1990,             and Exchange Commission in
     replacing the First Mortgage and           March 1991
     Security Agreement between the New
     Jersey Economic Development
     Authority and KCS Lighting, Inc.,
     dated December 20, 1984 (assigned
     to and assumed by Genlyte effective
     December 31, 1986)

                                                Incorporated By
Description                                     Reference To
-----------                                     ------------

-    Loan Agreement between Genlyte and         Exhibit 10(c) to Genlyte's Form
     New Jersey Economic Development            10-K filed with the Securities
     Authority dated June 1, 1990,              and Exchange Commission in
     replacing the Loan Agreement               March 1991
     between KCS Lighting, Inc. and the
     New Jersey Economic Development
     Authority, dated December 20, 1984
     (assigned to and assumed by Genlyte
     effective December 31, 1986)

-    Merger and Assumption Agreement,           Exhibit 10(d) to Genlyte's Form
     dated as of December 28, 1990, by          10-K filed with the Securities
     and between Genlyte and Lightolier         and Exchange Commission in
                                                March 1991

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

-    Tax Sharing Agreement between              Exhibit 10(k) to Genlyte's
     Genlyte and Bairnco Corporation,           Registration Statement on Form
     dated July 15, 1988                        8 as filed with the Securities
                                                and Exchange Commission on
                                                August 3, 1988


-    Master Transaction Agreement dated         Exhibit 2.1 to Genlyte's Form
     April 28, 1998 by and between              8-K filed with the Securities
     Thomas and Genlyte                         and Exchange Commission on July
                                                24, 1998

                                                Incorporated By
Description                                     Reference To
-----------                                     ------------

-    Limited Liability Company Agreement         Exhibit 2.2 to Genlyte's Form
     of GT Lighting, LLC (now named              8-K filed with the Securities
     Genlyte Thomas) dated April 28,             and Exchange Commission on July
     1998 by and among Thomas, Genlyte           24, 1998
     and Genlyte Thomas

-    Capitalization Agreement dated             Exhibit 2.3 to Genlyte's Form
     April 28, 1998 by and among Genlyte        8-K filed with the Securities
     Thomas and Thomas and certain of           and Exchange Commission on July
     its affiliates                             24, 1998

-    Capitalization Agreement dated             Exhibit 2.4 to Genlyte's Form
     April 28, 1998 by and between              8-K filed with the Securities
     Genlyte Thomas and Genlyte                 and Exchange Commission on July
                                                24, 1998

-    Credit Agreement between Genlyte           Exhibit 10 to Genlyte's Form
     Thomas and the applicable banks            10-Q filed with the Securities
     named therein, dated as of August          and Exchange Commission in
     30, 1998                                   November 1998

-    Financial Statements of Business           Exhibits 99.1 through 99.16 to
     Acquired and Pro Forma Financial           Genlyte's Form 8-K/A filed with
     Information related to the                 the Securities and Exchange
     formation of Genlyte Thomas                Commission on November 5, 1998

-    Form of Employment Protection              Exhibit 99 to Genlyte's Form
     Agreement between Genlyte and              10-K filed with the Securities
     certain key executives                     and Exchange Commission on
                                                March 26, 1999

Other Exhibits included herein:

10(a) Financing agreement between Genlyte Thomas Group Nova Scotia ULC and Bank of Montreal dated December 22, 1999.
10(b) Financing agreement between Genlyte Thomas Group Nova Scotia ULC and The Toronto-Dominion Bank dated December 22, 1999.
10(c) Financing agreement between Genlyte Thomas Group Nova Scotia ULC and Royal Bank of Canada dated December 22, 1999.
11     Calculation of Basic and Diluted Earnings per Share
13 Portions of the Annual Report to Stockholders for the year ended December 31, 1999, incorporated herein by reference
18     Letter re Change in Accounting Principle
21     Subsidiaries of The Genlyte Group Incorporated
23     Consent of Independent Public Accountants
27     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE GENLYTE GROUP INCORPORATED
                                             Registrant

Date: March 24, 2000                By /s/ WILLIAM G. FERKO
      -----------------------          -----------------------------------------
      March 24, 2000                       William G. Ferko
                                           V.P. Finance - CFO & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Genlyte and in the capacities and on the date indicated.


/s/ AVRUM I. DRAZIN                                           March 24, 2000
---------------------------------------------------           ------------------
Avrum I. Drazin - Chairman of the Board


/s/ LARRY POWERS                                              March 24, 2000
---------------------------------------------------           ------------------
Larry Powers, President and Chief Executive Officer
             (Principal Executive Officer)

/s/ DAVID M. ENGELMAN                                         March 17, 2000
---------------------------------------------------           ------------------
David M. Engelman - Director


/s/ FRED HELLER                                               March 24, 2000
---------------------------------------------------           ------------------
Fred Heller - Director


/s/ FRANK METZGER                                             March 24, 2000
---------------------------------------------------           ------------------
Frank Metzger - Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE


TO THE GENLYTE GROUP INCORPORATED:


We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements included in The Genlyte Group Incorporated Annual Report to Stockholders for the year ended December 31, 1999, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                        /s/ ARTHUR ANDERSEN LLP


Louisville, Kentucky
February 2, 2000

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                ($ in thousands)

                                        Additions     Additions      Additions
                          Balance at      From        Charged to      Charged                   Balance
                          Beginning     Companies     Costs and      to Other                   at End
                           of Year      Acquired       Expenses      Accounts     Deductions    of Year
                           -------      --------       --------      --------     ----------    -------
                                          (1)                                        (2)
YEAR ENDED 12/31/99

Allowance for
Doubtful Accounts           $10,907     $ 2,986       $ 4,113         $  824       $(3,920)      $14,910

YEAR ENDED 12/31/98

Allowance for
Doubtful Accounts           $ 6,864     $ 1,407       $ 3,172         $    -       $  (536)      $10,907

YEAR ENDED 12/31/97

Allowance for
Doubtful Accounts           $ 8,222     $     -       $ 2,100         $    -       $(3,458)      $ 6,864

(1) The amount in 1998 represents the balance acquired from Thomas Lighting. The amount in 1999 represents $360 acquired from Ledalite and $2,626 of adjustments to the Thomas Lighting balance.

(2) Represents uncollectible accounts written off, less recoveries of accounts previously written off.