Form 10-Q
period 2000-04-01
GENLYTE GROUP INC
filed 2000-05-12
CIK 833076

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 1, 2000

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

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MAY 3, 2000 WAS 13,557,015.

================================================================================

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 1, 2000

                                      INDEX

PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Statements of Income for the three
               months ended April 1, 2000 and April 3, 1999..................1

            Consolidated Balance Sheets as of
               April 1, 2000 and December 31, 1999...........................2

            Consolidated Statements of Cash Flows for the three
               months ended April 1, 2000 and April 3, 1999..................3

            Notes to Consolidated Interim Financial Statements...............4

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS......................6


PART II.  OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......8

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................8

          Signatures.........................................................9

          Exhibit 27: Financial Data Schedule................................10

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                     2000               1999
                                                 ------------       ------------

Net sales                                        $    244,655       $    237,476
   Cost of sales                                      163,309            160,098
                                                 ------------       ------------
Gross profit                                           81,346             77,378
   Selling and administrative expenses                 61,418             58,466
                                                 ------------       ------------
Operating profit                                       19,928             18,912
   Interest expense, net                                  857              1,196
   Minority interest                                    5,877              5,514
                                                 ------------       ------------
Income before income taxes                             13,194             12,202
   Income tax provision                                 5,540              5,247
                                                 ------------       ------------
Net income                                       $      7,654       $      6,955
                                                 ============       ============
Earnings per share
   Basic                                         $       0.56       $       0.50
   Diluted                                       $       0.55       $       0.50


The accompanying notes are an integral part of these consolidated financial statements.

                        THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                           AS OF APRIL 1, 2000 AND DECEMBER 31, 1999
                                        (000'S OMITTED)


                                                                    (Unaudited)
                                                                    04/01/2000     12/31/1999
                                                                   ------------   ------------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                     $     22,016   $     22,660
     Accounts receivable, less allowance for doubtful
         accounts of $14,736 and $14,910, respectively                  159,735        155,428
     Inventories
         Raw materials and supplies                                      49,706         46,717
         Work in process                                                 14,883         14,027
         Finished goods                                                  74,637         75,297
                                                                   ------------   ------------
     Total inventories                                                  139,226        136,041
     Other current assets                                                30,004         29,938
                                                                   ------------   ------------
Total current assets                                                    350,981        344,067
Plant and equipment, at cost                                            321,931        322,867
     Less: accumulated depreciation and amortization                    217,703        217,878
                                                                   ------------   ------------
Net plant and equipment                                                 104,228        104,989
Cost in excess of net assets of acquired businesses                     114,079        111,426
Other assets                                                             11,257         15,228
                                                                   ------------   ------------
TOTAL ASSETS                                                       $    580,545   $    575,710
                                                                   ============   ============

LIABILITIES & STOCKHOLDERS' INVESTMENT:
CURRENT LIABILITIES:
     Short-term borrowings and current portion of long-term debt   $      1,641   $      1,647
     Accounts payable                                                    85,679         86,717
     Accrued expenses                                                    72,326         80,001
                                                                   ------------   ------------
Total current liabilities                                               159,646        168,365
Long-term debt                                                           53,752         53,964
Deferred income taxes                                                    31,794         31,797
Minority interest                                                       104,766         98,940
Other liabilities                                                        21,496         20,102
                                                                   ------------   ------------
Total liabilities                                                       371,454        373,168
STOCKHOLDERS' INVESTMENT:
     Common stock                                                           136            137
     Additional paid-in capital                                          16,746         17,761
     Retained earnings                                                  160,961        153,307
     Accumulated other comprehensive income                              31,248         31,337
                                                                   ------------   ------------
Total stockholders' investment                                          209,091        202,542
                                                                   ------------   ------------
TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT                       $    580,545   $    575,710
                                                                   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                      THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                                      (000'S OMITTED)
                                        (Unaudited)


                                                                   2000            1999
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $      7,654    $      6,955
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                   6,692           5,887
      Loss from disposal of plant and equipment                       1,019             623
      (Increase) decrease in:
           Accounts receivable                                       (4,307)        (16,130)
           Inventories                                               (3,185)         (6,141)
           Other current assets                                         (66)           (241)
           Other assets                                                 318          (1,713)
      Increase (decrease) in:
           Accounts payable and accrued expenses                     (8,713)         (1,436)
           Deferred income taxes                                         (3)           (262)
           Minority interest                                          5,826           5,493
           Other liabilities                                          1,394             252
           Minimum pension liability                                     --             230
      All other, net                                                     70            (573)
                                                               ------------    ------------
Net cash provided by (used in) operating activities                   6,699          (7,056)
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment                                     (6,020)         (4,335)
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings                                        --          14,144
Payments on long-term debt                                             (218)         (4,959)
Purchases of treasury stock                                          (1,137)             --
Stock options exercised                                                 121             283
                                                               ------------    ------------
Net cash provided by (used in) financing  activities                 (1,234)          9,468
                                                               ------------    ------------
Effect of exchange rate changes on cash and cash equivalents            (89)            650
                                                               ------------    ------------
Net decrease in cash and cash equivalents                              (644)         (1,273)
Cash and cash equivalents at beginning of period                     22,660           8,555
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $     22,016    $      7,282
                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
      Interest                                                 $        789    $        960
      Income taxes                                             $      1,446    $        837


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               AS OF APRIL 1, 2000
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      Throughout this Form 10-Q, the term "Company" as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and all majority-owned subsidiaries. The term "Genlyte" as used herein refers only to The Genlyte Group Incorporated.

      The financial information presented is unaudited (except that as of December 31, 1999), however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The financial information has been prepared in accordance with rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      The results of operations for the three-month period ended April 1, 2000 are not necessarily indicative of the results to be expected for the full year.

2.    USE OF ESTIMATES

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3.    COMPREHENSIVE INCOME

      For the three months ended April 1, 2000 and April 3, 1999 total comprehensive income was $7,565 and $7,421, respectively.

4.    EARNINGS PER SHARE

      The calculation of the average common shares outstanding assuming dilution for the three months ended April 1, 2000 and April 3, 1999 follows:

                                                               2000      1999
                                                              ------    ------

            Average common shares outstanding                 13,675    13,789
            Incremental common shares issuable:
                 Stock option plans                              134        --
                                                              ------    ------
            Average common shares outstanding assuming
            dilution                                          13,809    13,789
                                                              ======    ======

5.    SEGMENT REPORTING

      The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Inter-segment sales are eliminated in consolidation and therefore not presented in the table below. For the three months ended April 1, 2000 and April 3, 1999:

                                                         Industrial
                                Commercial  Residential  and Other    Total
                                ----------  -----------  ----------  --------
            2000
            Net sales           $ 174,139    $ 34,514     $36,002   $ 244,655
            Operating profit    $  14,330    $  2,250     $ 3,348   $  19,928

            1999
            Net sales           $ 168,513    $ 34,910     $34,053   $ 237,476
            Operating profit    $  14,589    $  1,386     $ 2,937   $  18,912

      The Company has operations throughout North America. Information about the Company's operations by geographical area for the three months ended April 1, 2000 and April 3, 1999 follows. Foreign balances represent primarily Canada and some Mexico.

                                       United States    Foreign       Total
                                       -------------    -------       -----
            2000
            Net sales                    $ 214,594     $  30,061    $ 244,655
            Operating profit             $  17,775     $   2,153    $  19,928

            1999
            Net sales                    $ 209,425     $  28,051    $ 237,476
            Operating profit             $  16,989     $   1,923    $  18,912

      No material changes have occurred in total assets since December 31, 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2000 TO FIRST QUARTER 1999

Net sales for the first quarter of 2000 were $244.7 million, an increase of 3.0 percent from the first quarter of 1999. Net income for the first quarter of 2000 was $7,654,000 ($.55 per share), a 10.1 percent increase over the first quarter 1999 net income of $6,955,000 ($.50 per share). Sales and earnings for the first quarter of 2000 include Ledalite Architectural Products, which was purchased at the end of June 1999. Without Ledalite, sales for the first quarter of 2000 would have been flat compared to the first quarter of 1999, while net income would have increased 11.5 percent over the first quarter of 1999. January was a relatively weak month, but sales volume improved progressively through February and March. Also, sales were softer for some product lines because management intentionally chose not to participate in some lower margin business.

Cost of sales for the first quarter of 2000 was 66.8 percent of net sales, compared to 67.4 percent in the first quarter of 1999. This decrease is primarily attributed to additional raw material cost savings resulting from the combination of Genlyte and Thomas Lighting, as well as cost savings realized from plant consolidations during 1999. Selling and administrative expenses increased to 25.1 percent of sales in the first quarter of 2000 from 24.6 percent in the first quarter of 1999 primarily because of additional costs for new product launches. In addition, certain divisions that have experienced reduced sales have not reduced selling and administrative expenses.

Interest expense was $857,000 in the first quarter of 2000, compared to $1,196,000 in the first quarter of 1999, because of lower levels of debt this year. In 1999, there was an increase in debt to fund an increase in working capital. This year additional debt has not been necessary because working capital increases have been held down.

The effective tax rate was reduced to 42.0 percent for the first quarter of 2000 from 43.0 percent for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $22.0 million at April 1, 2000 compared to $22.7 million at December 31, 1999. Total debt was $55.4 million at April 1, 2000 compared to $55.6 million at December 31, 1999. Working capital at April 1, 2000 was approximately $191 million, compared to $176 million at December 31, 1999. Due to the seasonal requirements of the Company's business, accounts receivable and inventory increased during the first quarter, but cash flow from operating activities was sufficient to preclude the need for any additional short-term borrowings.

Cash provided by operating activities during the first quarter of 2000 was $6.7 million, compared to a use of cash of $7.1 million in 1999. This $13.8 million difference was primarily because the increases in accounts receivable and inventory were much smaller in 2000 than 1999. Cash used in investing activities in the first quarter of 2000 was $6.0 million for normal plant and equipment purchases. Cash used in financing activities in the first quarter of 2000 was $1.2 million, primarily to purchase shares of treasury stock. This compared to cash provided by financing activities of $9.5 million in the first quarter of 1999, primarily reflecting a $14.1 million increase in short-term borrowings and a $5.0 million decrease in long-term debt. Management believes that currently available cash and borrowing facilities, combined with internally generated funds, should be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future.

The Company has a $150 million revolving credit facility that matures in August 2003. There were no borrowings under this facility at April 1, 2000. The Company's long-term debt at April 1, 2000 consisted of $19.7 million in Canadian dollar notes, $22.3 million payable to Thomas Industries Inc., $10.5 million in industrial revenue bonds and $1.3 million in capital leases and other.

YEAR 2000 ISSUES

The Company developed and executed plans to prepare its information technology systems and non-information technology systems with embedded technology for the year 2000 conversion. The company experienced no significant disruptions as a result of the date change to January 1, 2000, and is not currently aware of any significant adverse impact affecting its major vendors or customers. The cost for the year 2000 project was approximately $3.0 million, which was incurred from 1996 through 1999. Management believes the Company's business will not be significantly affected in the future due to the year 2000 issue.

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Genlyte's Annual Meeting of Stockholders held April 27, 2000, the following actions were taken by stockholders:

David M. Engelman and Frank Metzger were re-elected to the Board of Directors. Mr. Engelman had 12,085,112 shares voted for and 757,629 shares withheld, and Dr. Metzger had 12,073,465 shares voted for and 769,276 shares withheld.

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

                                        THE GENLYTE GROUP INCORPORATED
                                                 (Registrant)



Date:  May 12, 2000                     /s/ LARRY K. POWERS
                                        ------------------------------
                                        Larry K. Powers
                                        President and Chief Executive Officer



Date:  May 12, 2000                     /s/ WILLIAM G. FERKO
                                        ------------------------------
                                        William G. Ferko
                                        V.P. Finance - CFO & Treasurer