Form 10-Q
period 2000-07-01
GENLYTE GROUP INC
filed 2000-08-14
CIK 833076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 1, 2000

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


THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF AUGUST 9, 2000 WAS 13,439,425.

================================================================================

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 1, 2000


                                      INDEX


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Income for the three
            months ended July 1, 2000 and July 3, 1999......................1

         Consolidated Statements of Income for the six
            months ended July 1, 2000 and July 3, 1999......................2

         Consolidated Balance Sheets as of
            July 1, 2000 and December 31, 1999..............................3

         Consolidated Statements of Cash Flows for the six
            months ended July 1, 2000 and July 3, 1999......................4

         Notes to Consolidated Interim Financial Statements.................5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS......................9


PART II. OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......12

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................12

         Signatures.........................................................13

         Exhibit 27: Financial Data Schedule................................14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)



                                                         2000           1999
                                                     -----------    -----------

Net sales                                            $   251,336    $   243,645
     Cost of sales                                       167,193        164,175
                                                     -----------    -----------

Gross profit                                              84,143         79,470
     Selling and administrative expenses                  62,205         58,426
                                                     -----------    -----------

Operating profit                                          21,938         21,044
     Interest expense, net                                   683          1,075
     Minority interest                                     6,388          6,181
                                                     -----------    -----------

Income before income taxes                                14,867         13,788
     Income tax provision                                  6,246          5,928
                                                     -----------    -----------

Net income                                           $     8,621    $     7,860
                                                     ===========    ===========

Earnings per share
     Basic                                           $      0.64    $      0.57
     Diluted                                         $      0.63    $      0.57


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                         2000           1999
                                                     -----------    -----------

Net sales                                            $   495,991    $   481,121
     Cost of sales                                       330,502        324,273
                                                     -----------    -----------

Gross profit                                             165,489        156,848
     Selling and administrative expenses                 123,623        116,892
                                                     -----------    -----------

Operating profit                                          41,866         39,956
     Interest expense, net                                 1,540          2,271
     Minority interest                                    12,265         11,695
                                                     -----------    -----------

Income before income taxes                                28,061         25,990
     Income tax provision                                 11,786         11,175
                                                     -----------    -----------

Net income                                           $    16,275    $    14,815
                                                     ===========    ===========

Earnings per share
     Basic                                           $      1.20    $      1.07
     Diluted                                         $      1.18    $      1.07

The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 1, 2000 AND DECEMBER 31, 1999
                                 (000'S OMITTED)


                                                                 (Unaudited)
                                                                  7/1/2000      12/31/99
                                                                 -----------   -----------
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                                     $    36,931   $    22,660
   Accounts receivable, less allowance for doubtful
       accounts of $12,902 and $14,910, respectively                 159,186       155,428
   Inventories:
       Raw materials and supplies                                     49,664        46,717
       Work in process                                                15,315        14,027
       Finished goods                                                 73,682        75,297
                                                                 -----------   -----------
   Total inventories                                                 138,661       136,041
   Other current assets                                               29,589        29,938
                                                                 -----------   -----------
Total current assets                                                 364,367       344,067
Plant and equipment, at cost                                         331,500       322,867
   Less: accumulated depreciation and amortization                   225,712       217,878
                                                                 -----------   -----------
Net plant and equipment                                              105,788       104,989
Cost in excess of net assets of acquired businesses                  113,459       111,426
Other assets                                                          10,446        15,228
                                                                 -----------   -----------
TOTAL ASSETS                                                     $   594,060   $   575,710
                                                                 ===========   ===========

LIABILITIES & STOCKHOLDERS' INVESTMENT:
CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term debt   $     1,605   $     1,647
   Accounts payable                                                   90,578        86,717
   Accrued expenses                                                   67,280        80,001
                                                                 -----------   -----------
Total current liabilities                                            159,463       168,365
Long-term debt                                                        60,765        53,964
Deferred income taxes                                                 31,767        31,797
Minority interest                                                    105,898        98,940
Other liabilities                                                     20,715        20,102
                                                                 -----------   -----------
Total liabilities                                                    378,608       373,168
STOCKHOLDERS' INVESTMENT:
   Common stock                                                          136           137
   Additional paid-in capital                                         15,264        17,761
   Retained earnings                                                 169,582       153,307
   Accumulated other comprehensive income                             30,470        31,337
                                                                 -----------   -----------
Total stockholders' investment                                       215,452       202,542
                                                                 -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT                     $   594,060   $   575,710
                                                                 ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                                 (000'S OMITTED)
                                   (Unaudited)


                                                                  2000           1999
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $    16,275    $    14,815
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                13,642         12,159
      Loss from disposal of plant and equipment                     1,187            299
      Changes in assets and liabilities, net of effect
        of acquisitions:
           Accounts receivable                                     (3,758)       (24,138)
           Inventories                                             (2,620)        (2,377)
           Other current assets                                       349           (160)
           Other assets                                               601         (2,013)
           Accounts payable and accrued expenses                   (8,860)        (2,410)
           Deferred income taxes                                      (30)          (479)
           Minority interest                                        6,958          7,586
           Other liabilities                                          613             60
           Minimum pension liability                                   --            230
      All other, net                                                  495           (726)
                                                              -----------    -----------
Net cash provided by operating activities                          24,852          2,846
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                     --        (31,026)
Purchases of plant and equipment                                  (13,975)       (10,435)
                                                              -----------    -----------
Net cash used in investing activities                             (13,975)       (41,461)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings                                      --         (1,795)
Proceeds from long-term debt                                        7,600         36,160
Reductions in long-term debt                                         (841)           (69)
Purchases of treasury stock                                        (3,289)          (253)
Stock options exercised                                               791          1,307
                                                              -----------    -----------
Net cash provided by financing  activities                          4,261         35,350
                                                              -----------    -----------
Effect of exchange rate changes on cash and
   cash equivalents                                                 (867)         1,258
                                                              -----------    -----------
Net increase (decrease) in cash and cash equivalents               14,271         (2,007)
Cash and cash equivalents at beginning of period                   22,660          8,555
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $    36,931    $     6,548
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest                                                $     1,277    $     1,918
      Income taxes                                            $    13,174    $    10,397

The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               AS OF JULY 1, 2000
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

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

         The results of operations for the six-month period ended July 1, 2000 are not necessarily indicative of the results to be expected for the full year.

2.       USE OF ESTIMATES
         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3.       COMPREHENSIVE INCOME
         For the three months ended July 1, 2000 and July 3, 1999 total comprehensive income was $7,843 and $8,468, respectively. For the six months ended July 1, 2000 and July 3, 1999 total comprehensive income was $15,408 and $15,889, respectively.

4.       EARNINGS PER SHARE
         The calculation of the average common shares outstanding assuming dilution for the three months ended July 1, 2000 and July 3, 1999 follows:
                                                                 2000     1999
                                                                ------   ------

                 Average common shares outstanding              13,566   13,798
                 Incremental common shares issuable:
                      Stock option plans                            99       24
                                                                ------   ------
                 Average common shares outstanding assuming
                 dilution                                       13,665   13,822
                                                                ======   ======

         The calculation of the average common shares outstanding assuming dilution for the six months ended July 1, 2000 and July 3, 1999 follows:
                                                                 2000     1999
                                                                ------   ------

                 Average common shares outstanding              13,641   13,794
                 Incremental common shares issuable:
                      Stock option plans                           121       11
                                                                ------   ------
                 Average common shares outstanding assuming
                 dilution                                       13,762   13,805
                                                                ======   ======


5.       INVESTMENT IN FIBRE LIGHT AND ACQUISITION OF LEDALITE
         On May 10, 1999, the Company acquired a 2% interest (with rights to acquire an additional 6%) in Fibre Light International, based in Burleigh Heads, Queensland, Australia. Fibre Light International is in the business of commercializing fiber optic lighting technology. The two companies then formed a jointly owned limited liability company named Fibre Light U.S. LLC ("Fibre Light"), of which the Company owns 80%. Fibre Light manufactures, markets, and sells fiber optic lighting systems in the U.S.

         On June 30, 1999, the Company acquired the assets and liabilities of privately held Ledalite Architectural Products Inc. ("Ledalite"), located in Vancouver, Canada. Ledalite designs, manufactures, and sells architectural linear lighting systems for offices, schools, transportation facilities, and other commercial buildings. The purchase prices of these acquisitions totaled $31,469 (including costs of acquisition), consisting of approximately $8.5 million in cash payments and approximately $23 million in borrowings.

         The Ledalite acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of net assets acquired of $27,068 is being amortized on a straight-line basis over 30 years. The purchase agreement provides for additional payments contingent upon future operating results of the acquired entity. The additional consideration, if and when paid, will be recorded as additional cost in excess of net assets of acquired businesses.

         The operating results of Fibre Light and Ledalite have been included in the Company's consolidated financial statements since the dates of acquisition. On an unaudited pro forma basis, assuming these acquisitions had occurred at the beginning of 1999, the Company's results would have been:

                                   Three Months Ended         Six Months Ended
                                  ---------------------    ---------------------
                                  7/1/2000    7/3/1999     7/1/2000    7/3/1999
                                   Actual     Pro Forma     Actual     Pro Forma
                                  --------    --------     --------    --------
            Net sales             $251,336    $249,939     $495,991    $493,145
            Net income               8,621       7,619       16,275      14,479
            Earnings per share    $    .63    $    .55     $   1.18    $   1.05

         The pro forma results do not purport to state exactly what the Company's results of operations would have been had the acquisitions in fact been consummated as of the assumed date and for the periods presented, nor are they necessarily indicative of future consolidated results.

6.       SEGMENT REPORTING
         The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Inter-segment sales are eliminated in consolidation and therefore not presented in the table below. For the three months ended July 1, 2000 and July 3, 1999:

                                                          Industrial
                                 Commercial  Residential  and Other      Total
                                 ----------  -----------  ----------     -----
             2000
             Net sales            $180,718    $ 35,502     $ 35,116    $ 251,336
             Operating profit     $ 16,287    $  2,492     $  3,159    $  21,938

             1999
             Net sales            $175,050    $ 35,275     $ 33,320    $ 243,645
             Operating profit     $ 15,906    $  2,104     $  3,034    $  21,044


         For the six months ended July 1, 2000 and July 3, 1999:


                                                          Industrial
                                 Commercial  Residential  and Other      Total
                                 ----------  -----------  ----------     -----
             2000
             Net sales            $354,857    $ 70,016     $ 71,118    $ 495,991
             Operating profit     $ 30,617    $  4,742     $  6,507    $  41,866

             1999
             Net sales            $343,563    $ 70,185     $ 67,373    $ 481,121
             Operating profit     $ 30,495    $  3,490     $  5,971    $  39,956

         The Company has operations throughout North America. Information about the Company's operations by geographical area for the three months ended July 1, 2000 and July 3, 1999 follows. Foreign balances represent activity in Canadian operations.

                                    United States      Foreign           Total
                                    -------------      -------           -----
             2000
             Net sales                 $218,636        $ 32,700        $ 251,336
             Operating profit          $ 18,274        $  3,664        $  21,938

             1999
             Net sales                 $214,932        $ 28,713        $ 243,645
             Operating profit          $ 18,884        $  2,160        $  21,044

         Information about the Company's operations by geographical area for the six months ended July 1, 2000 and July 3, 1999 follows:

                                    United States      Foreign           Total
                                    -------------      -------           -----
             2000
             Net sales                 $433,230        $ 62,761        $ 495,991
             Operating profit          $ 36,049        $  5,817        $  41,866

             1999
             Net sales                 $424,357        $ 56,764        $ 481,121
             Operating profit          $ 35,873        $  4,083        $  39,956


         No material changes have occurred in total assets since December 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 2000 TO SECOND QUARTER 1999

Net sales for the second quarter of 2000 were $251.3 million, an increase of 3.2 percent from the second quarter of 1999. Net income for the second quarter of 2000 was $8,621,000 ($.63 per share), a 9.7 percent increase over the second quarter 1999 net income of $7,860,000 ($.57 per share). Sales and earnings for the second quarter of 2000 included Ledalite Architectural Products, which was purchased at the end of June 1999. Without Ledalite, sales for the second quarter of 2000 would have been essentially unchanged compared to the second quarter of 1999, while net income would have increased 10.7 percent over the second quarter of 1999.

Cost of sales for the second quarter of 2000 was 66.5 percent of net sales, compared to 67.4 percent in the second quarter of 1999. This decrease is primarily attributed to continuing raw material cost savings resulting from the combination of Genlyte and Thomas Lighting, as well as cost savings realized from plant consolidations during 1999. Selling and administrative expenses increased to 24.7 percent of sales in the second quarter of 2000 from 24.0 percent in the second quarter of 1999 because of additional costs for new product launches and because certain divisions that have experienced reduced sales have not reduced selling and administrative expenses proportionately.

Interest expense, net was $683,000 in the second quarter of 2000, compared to $1,075,000 in the second quarter of 1999, a decrease of 36 percent. The net decrease is the result of both a reduction in debt, reducing interest expense, and an increase in cash, increasing interest income.

The effective tax rate was 42.0 percent for the second quarter of 2000 compared to 43.0 percent for the second quarter of 1999.

COMPARISON OF FIRST SIX MONTHS 2000 TO FIRST SIX MONTHS 1999

Net sales for the first six months of 2000 were $496.0 million, an increase of
3.1 percent from the first six months of 1999. Net income for the first six months of 2000 was $16,275,000 ($1.18 per share), a 9.9 percent increase over 1999 net income of $14,815,000 ($1.07 per share) for the comparable period. Sales and earnings for the first six months of 2000 included Ledalite Architectural Products, which was purchased at the end of June 1999. Without Ledalite, sales for the first six months of 2000 would have been essentially unchanged compared to the first six months of 1999, while net income would have increased 11.1 percent over the first six months of 1999.

Cost of sales for the first six months of 2000 was 66.6 percent of net sales, compared to 67.4 percent in the first six months of 1999. This decrease is primarily attributed to continuing raw material cost savings resulting from the combination of Genlyte and Thomas Lighting, as well as cost savings realized from plant consolidations during 1999. Selling and administrative expenses increased to 24.9 percent of sales in the first six months of 2000 from 24.3 percent in the first six months of 1999 because of additional costs for new product launches and because certain divisions that have experienced reduced sales have not reduced selling and administrative expenses proportionately.

Interest expense, net was $1,540,000 in the first six months of 2000, compared to $2,271,000 in the first six months of 1999, a decrease of 32 percent. The net decrease is the result of both a reduction in debt, reducing interest expense, and an increase in cash, increasing interest income.

The effective tax rate was 42.0 percent for the first six months of 2000 compared to 43.0 percent for the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $36.9 million at July 1, 2000, compared to $22.7 million at December 31, 1999. Total debt increased to $62.4 million at July 1, 2000, compared to $55.6 million at December 31, 1999. The increase in borrowings was mainly due to the addition of a $7.6 million industrial revenue bond to finance a plant expansion and paint line at one of our divisions. Working capital at July 1, 2000 was $204.9 million, compared to $175.7 million at December 31, 1999. This increase was primarily due to the increase in cash as explained in the next paragraph, increases in accounts receivable and inventory, and a decrease in accrued expenses. Due to seasonal tendencies of the Company's business, accounts receivable and inventory increased during the first six months of 2000, although these increases were much less than the comparable period of the last two years. Accrued expenses decreased primarily because of payments made in the first quarter on liabilities that get accrued over a full year and paid at one time early the following year.

Cash provided by operating activities during the first six months of 2000 was $24.9 million, compared to cash provided by operating activities of $2.8 million in the first six months last year. The primary reason for this increase was that accounts receivable only increased $3.8 million in 2000, while it increased $24.1 million last year. Accounts receivable increased to an unusually high amount in 1999 because of collection problems at certain divisions that have been improved in 2000. Cash used in investing activities during the first six months of 2000 was $14.0 million, all for normal plant and equipment purchases. Cash used in investing activities in 1999 was $41.5 million, including $31.0 million to purchase Ledalite. Cash provided by financing activities during the first six months of 2000 was $4.3 million, primarily from the increased debt referenced above, less purchases of treasury stock. Cash provided by financing activities in 1999 was $35.4 million, primarily because of increased debt to finance the Ledalite acquisition and to fund the accounts receivable increase. Management believes that currently available cash and borrowing facilities, combined with internally generated funds, should be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future.

The Company has a $150 million revolving credit facility that matures in August 2003. There were no borrowings under this facility at July 1, 2000. The Company's long-term debt at July 1, 2000 consisted of $19.3 million in Canadian dollar notes from the Ledalite acquisition, $22.3 million payable to Thomas Industries Inc., $18.1 million in industrial revenue bonds, and $1.1 million in capital leases and other.

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

None

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



                                           THE GENLYTE GROUP INCORPORATED
                                                   (Registrant)



      Date: August 14, 2000                /s/ LARRY K. POWERS
                                           -------------------------------------
                                           Larry K. Powers
                                           Chairman, President & CEO



      Date: August 14, 2000                /s/ WILLIAM G. FERKO
                                           -------------------------------------
                                           William G. Ferko
                                           V. P. Finance - CFO & Treasurer