Form 10-Q
period 2000-09-30
GENLYTE GROUP INC
filed 2000-11-14
CIK 833076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 9, 2000 WAS 13,234,425.

================================================================================

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

           Consolidated Statements of Income for the three
             months ended September 30, 2000 and October 2,
             1999..............................................................1

           Consolidated Statements of Income for the nine months
             ended September 30, 2000 and October 2,
             1999..............................................................2

           Consolidated Balance Sheets as of
             September 30, 2000 and December 31, 1999..........................3

           Consolidated Statements of Cash Flows for the nine
             months ended September 30, 2000 and October 2, 1999...............4

           Notes to Consolidated Interim Financial Statements..................5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.........................10


PART II. OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS.............................................13

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................13

         Signatures...........................................................14

         Exhibit 27: Financial Data Schedule..................................15

 PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                           2000           1999
                                                         --------       --------
Net sales                                                $257,308       $257,811
    Cost of sales                                         170,142        170,003
                                                         --------       --------
Gross profit                                               87,166         87,808
    Selling and administrative expenses                    62,821         63,532
                                                         --------       --------
Operating profit                                           24,345         24,276
    Interest expense, net                                     587          1,393
    Minority interest                                       7,086          6,880
                                                         --------       --------

Income before income taxes                                 16,672         16,003
    Income tax provision                                    6,801          6,745
                                                         --------       --------

Net income                                               $  9,871       $  9,258
                                                         ========       ========

Earnings per share
    Basic                                                $   0.73       $   0.67
    Diluted                                              $   0.73       $   0.66

    The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                           2000           1999
                                                         --------       --------

Net sales                                                $753,299       $738,932
    Cost of sales                                         500,644        494,276
                                                         --------       --------
Gross profit                                              252,655        244,656
    Selling and administrative expenses                   186,444        180,424
                                                         --------       --------

Operating profit                                           66,211         64,232
    Interest expense, net                                   2,127          3,664
    Minority interest                                      19,351         18,575
                                                         --------       --------

Income before income taxes                                 44,733         41,993
    Income tax provision                                   18,587         17,920
                                                         --------       --------

Net income                                               $ 26,146       $ 24,073
                                                         ========       ========

Earnings per share
    Basic                                                $   1.92       $   1.74
    Diluted                                              $   1.91       $   1.73

    The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                 (000'S OMITTED)

                                                                    (Unaudited)
                                                                     9/30/2000       12/31/1999
                                                                   -------------   -------------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                     $      41,948   $      22,660
     Accounts receivable, less allowance for doubtful
         accounts of $13,019 and $14,910, respectively                   166,757         155,428
     Inventories:
         Raw materials                                                    54,339          46,717
         Work in process                                                  12,328          14,027
         Finished goods                                                   73,404          75,297
                                                                   -------------   -------------
     Total inventories                                                   140,071         136,041
     Other current assets                                                 30,887          29,938
                                                                   -------------   -------------
Total current assets                                                     379,663         344,067
Plant and equipment, at cost                                             337,494         322,867
     Less: accumulated depreciation and amortization                     231,175         217,878
                                                                   -------------   -------------
Net plant and equipment                                                  106,319         104,989
Cost in excess of net assets of acquired businesses                      116,487         111,426
Other assets                                                              10,697          15,228
                                                                   -------------   -------------
TOTAL ASSETS                                                       $     613,166   $     575,710
                                                                   =============   =============
LIABILITIES & STOCKHOLDERS' INVESTMENT:
CURRENT LIABILITIES:
     Short-term borrowings and current portion of long-term debt   $       2,130   $       1,647
     Accounts payable                                                     92,622          86,717
     Accrued expenses                                                     74,380          80,001
                                                                   -------------   -------------
Total current liabilities                                                169,132         168,365
Long-term debt                                                            65,306          53,964
Deferred income taxes                                                     31,732          31,797
Minority interest                                                        110,023          98,940
Other liabilities                                                         19,862          20,102
                                                                   -------------   -------------
Total liabilities                                                        396,055         373,168
STOCKHOLDERS' INVESTMENT:
     Common stock                                                            133             137
     Additional paid-in capital                                            7,598          17,761
     Retained earnings                                                   179,453         153,307
     Accumulated other comprehensive income                               29,927          31,337
                                                                   -------------   -------------
Total stockholders' investment                                           217,111         202,542
                                                                   -------------   -------------
TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT                       $     613,166   $     575,710
                                                                   =============   =============

     The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                                 (000'S OMITTED)
                                   (Unaudited)

                                                                             2000          1999
                                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   26,146    $   24,073
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                           20,337        17,180
      Net loss from disposals of plant and equipment                             578           194
      Changes in assets and liabilities, net of effect of acquisitions:
           Accounts receivable                                                (9,575)      (28,848)
           Inventories                                                        (2,628)        2,795
           Other current assets                                                 (924)       (3,903)
           Other assets                                                          890       (22,770)
           Accounts payable and accrued expenses                                (914)       31,714
           Deferred income taxes                                                 (65)         (872)
           Minority interest                                                  11,083        12,111
           Other liabilities                                                    (297)        1,415
           Minimum pension liability                                              --           230
      All other, net                                                             683           592
                                                                          ----------    ----------
Net cash provided by operating activities                                     45,314        33,911
                                                                          ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                            (6,173)      (31,392)
Purchases of plant and equipment                                             (19,520)      (14,605)
                                                                          ----------    ----------
Net cash used in investing activities                                        (25,693)      (45,997)
                                                                          ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings                                                (30)           --
Proceeds from long-term debt                                                  12,600        10,505
Reductions in long-term debt                                                  (1,326)           --
Purchases of treasury stock                                                  (11,155)         (271)
Stock options exercised                                                          988         1,442
                                                                          ----------    ----------
Net cash provided by financing  activities                                     1,077        11,676
                                                                          ----------    ----------
Effect of exchange rate changes on cash and cash equivalents                  (1,410)          926
                                                                          ----------    ----------
Net increase in cash and cash equivalents                                     19,288           516
Cash and cash equivalents at beginning of period                              22,660         8,555
                                                                          ----------    ----------
Cash and cash equivalents at end of period                                $   41,948    $    9,071
                                                                          ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest                                                            $    1,934    $    3,377
      Income taxes                                                        $   21,081    $   14,302

         The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (Unaudited)

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

         The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.       USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3.       COMPREHENSIVE INCOME

         For the three months ended September 30, 2000 and October 2, 1999 total comprehensive income was $9,328 and $8,926, respectively. For the nine months ended September 30, 2000 and October 2, 1999 total comprehensive income was $24,736 and $24,815, respectively.

4.       EARNINGS PER SHARE

         The calculation of the average common shares outstanding assuming dilution for the three months ended September 30, 2000 and October 2, 1999 follows:

                                                            2000     1999
                                                           ------   ------

              Average common shares outstanding            13,456   13,891
              Incremental common shares issuable:
                 Stock option plans                           118       38
                                                           ------   ------
              Average common shares outstanding
                 assuming dilution                         13,574   13,929
                                                           ======   ======

         The calculation of the average common shares outstanding assuming dilution for the nine months ended September 30, 2000 and October 2, 1999 follows:

                                                            2000     1999
                                                           ------   ------

              Average common shares outstanding            13,606   13,814
              Incremental common shares issuable:
                 Stock option plans                           118       17
                                                           ------   ------
              Average common shares outstanding
                 assuming dilution                         13,724   13,831
                                                           ======   ======

5.       ACQUISITION OF TRANSLITE

         As of September 14, 2000 the Company acquired Translite Limited ("Translite"), a San Carlos, California based manufacturer of low-voltage cable and track lighting systems and decorative architectural glass lighting. Earlier this year, the Company had announced signing a letter of intent to acquire Translite Systems, Inc. Since that announcement, Translite Systems, Inc. expanded its operations by merging with Sonoma Lighting Limited, which had been a manufacturer of decorative architectural glass lighting. The Company purchased all of the outstanding capital stock of Translite for $6,247, borrowing $5,000 from the revolving credit facility and funding the remainder from cash on hand.

         The Translite acquisition has been accounted for using the purchase method of accounting. The preliminary determination of the excess of the purchase price over the fair market value of net assets acquired of $4,633 is being amortized on a straight-line basis over 30 years. The determination of the fair market value as reflected in the balance sheet is subject to change. The operating results of Translite have been included in the Company's consolidated financial statements since the date of acquisition.

6.       INVESTMENT IN FIBRE LIGHT AND ACQUISITION OF LEDALITE

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

         On June 30, 1999, the Company acquired the assets and liabilities of privately held Ledalite Architectural Products Inc. ("Ledalite"), located in Vancouver, Canada. Ledalite designs, manufactures, and sells architectural linear lighting systems for offices, schools, transportation facilities, and other commercial buildings. The purchase price of these acquisitions totaled $31,469 (including costs of acquisition), consisting of approximately $8.5 million in cash payments and approximately $23 million in borrowings.

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

         The operating results of Fibre Light and Ledalite have been included in the Company's consolidated financial statements since the dates of acquisition. On an unaudited pro forma basis, assuming these acquisitions had occurred at the beginning of 1999, the Company's results would have been:

                                       Nine Months Ended
                                     9/30/2000    10/2/1999
                                       Actual     Pro Forma
                                     ---------    ---------
             Net sales               $ 753,299    $ 750,956
             Net income                 26,146       23,784
             Earnings per share      $    1.91    $    1.71

         The pro forma results do not purport to state exactly what the Company's results of operations would have been had the acquisitions in fact been consummated as of the assumed date and for the periods presented, nor are they necessarily indicative of future consolidated results.

7.       SEGMENT REPORTING

         Reportable operating segments include the Commercial, Residential, and Industrial and Other segments. Inter-segment sales are eliminated in consolidation and therefore not presented in the table below. Results for certain product lines were reclassified from the Commercial segment to the Residential and to the Industrial and Other segments at the end of 1999. All 1999 amounts have been restated to conform to the current year classification. For the three months ended September 30, 2000 and October 2, 1999:

                                                                Industrial
                                    Commercial   Residential    and Other       Total
                                   -----------   -----------   -----------   -----------
              2000
              Net sales            $   182,003   $    34,278   $    41,027   $   257,308
              Operating profit     $    17,890   $     2,712   $     3,743   $    24,345

              1999
              Net sales            $   183,053   $    34,758   $    40,000   $   257,811
              Operating profit     $    18,728   $     1,940   $     3,608   $    24,276

         For the nine months ended September 30, 2000 and October 2, 1999:

                                                                  Industrial
                                    Commercial   Residential      and Other        Total
                                   -----------   -----------     -----------    -----------
              2000
              Net sales             $ 536,860     $ 104,294      $ 112,145      $ 753,299
              Operating profit      $  48,507     $   7,454      $  10,250      $  66,211

              1999
              Net sales             $ 512,893     $ 107,977      $ 118,062      $ 738,932
              Operating profit      $  48,073     $   5,740      $  10,419      $  64,232

         The Company has operations throughout North America. Information about the Company's operations by geographical area for the three months ended September 30, 2000 and October 2, 1999 follows. Foreign balances represent activity in Canadian operations.

                                 United States     Foreign        Total
                                 -------------     --------     --------

              2000
              Net sales            $ 220,910       $ 36,398     $ 257,308
              Operating profit     $  18,810       $  5,535     $  24,345

              1999
              Net sales            $ 223,919       $ 33,892     $ 257,811
              Operating profit     $  19,508       $  4,768     $  24,276

         Information about the Company's operations by geographical area for the nine months ended September 30, 2000 and October 2, 1999 follows:

                                 United States     Foreign        Total
                                 -------------     --------     --------
              2000
              Net sales            $ 654,140       $ 99,159     $ 753,299
              Operating profit     $  54,859       $ 11,352     $  66,211

              1999
              Net sales            $ 648,276       $ 90,656     $ 738,932
              Operating profit     $  55,390       $  8,842     $  64,232

         No material changes have occurred in total assets since December 31, 1999.

8.       SUBSEQUENT EVENT

         As of October 1, 2000, the Company acquired the assets of the US Safety System Division of Chloride Power Electronics, Inc., from the Chloride Group, PLC, headquartered in London, England. The purchase includes the US Chloride Safety Systems and LightGuard Emergency Lighting brands. The purchase price was $52 million in cash plus the assumption of $2.8 million in liabilities. The revolving credit facility was used to borrow $35 million and cash on hand was used to pay the remaining $17 million. The US Safety System Division manufacturing, sales, and administrative personnel will remain located in Burgaw, North Carolina.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 2000 TO THIRD QUARTER 1999

Net sales for the third quarter of 2000 were $257.3 million, flat compared to 1999 third quarter sales of $257.8 million. Net sales in 2000 have been negatively impacted by three primary factors. First, in the Commercial segment, by management's decision not to participate in some low margin fluorescent business. Second, in the Residential segment, by continuing our strategy to withdraw from lower margin do-it-yourself business. Third, the Company experienced some manufacturing disruptions and service problems while executing the production transfers from the Milan, Illinois facility to San Marcos, Texas and from Kent, Washington to Langley, British Columbia. Management expects these manufacturing start-up inefficiencies and service problems to abate during the fourth quarter. Sales for the third quarter of 2000 and the third quarter of 1999 both included Ledalite Architectural Products, which was purchased at the end of June 1999. Ledalite contributed approximately 2.8 percent and 3.3 percent of sales for the third quarter of 2000 and 1999, respectively.

Net income for the third quarter of 2000 was $9,871,000 ($0.73 per share), a 6.6 percent increase over the third quarter 1999 net income of $9,258,000 ($0.66 per share). Because of lower outstanding shares due to our share repurchase program, earnings per share increased a greater percentage (10.6 percent) than net income. The Company purchased 344 thousand shares of stock at an average price of $22.88 during the third quarter of 2000.

Cost of sales for the third quarter of 2000 was 66.1 percent of net sales, compared to 65.9 percent in the third quarter of 1999. The manufacturing start-up inefficiencies mentioned above contributed to this increase. Selling and administrative expenses for the third quarter of 2000 were 24.4 percent of net sales, compared to 24.6 percent in the third quarter of 1999. Net interest expense decreased 58 percent to $587,000 in the third quarter of 2000 from $1,393,000 in the third quarter of 1999. The net decrease was the result of both a reduction in debt, reducing interest expense, and an increase in cash and cash equivalents, increasing interest income.

The effective tax rate was 40.8 percent for the third quarter of 2000 compared to 42.1 percent for the third quarter of 1999. The decrease in the effective rate is due to research and development tax credits in Canada, state tax credits in the U.S., and state tax planning strategies involving restructuring of legal entities.

COMPARISON OF FIRST NINE MONTHS 2000 TO FIRST NINE MONTHS 1999

Net sales for the first nine months of 2000 were $753.3 million, an increase of
1.9 percent from the first nine months of 1999. Net sales have been negatively impacted in the first nine months of 2000 by the same three factors mentioned above. Sales for the period included Ledalite Architectural Products for all nine months in 2000, but only three months in 1999. Ledalite contributed approximately 3.1 percent of sales for the first nine months of 2000.

Net income for the first nine months of 2000 was $26,146,000 ($1.91 per share), an 8.6 percent increase over 1999 net income of $24,073,000 ($1.73 per share) for the comparable period. Because of lower outstanding shares due to our share repurchase program, earnings per share increased a greater percentage (10.4 percent) than net income. The Company purchased 511 thousand shares of stock at an average price of $21.85 during the first nine months of 2000.

Cost of sales for the first nine months of 2000 was 66.5 percent of net sales, compared to 66.9 percent in the first nine months of 1999. This decrease is primarily attributed to continuing raw material cost savings resulting from the combination of Genlyte and Thomas Lighting, as well as cost savings realized from plant consolidations during 1999.

Selling and administrative expenses increased to 24.8 percent of sales in the first nine months of 2000 from 24.4 percent in the first nine months of 1999. These expenses at companies acquired last year are considerably higher as a percentage of sales than the average for the rest of the Company. Excluding companies acquired last year, selling and administgrative expenses as a percentage of sales were 0.3 percent lower in 2000 than in 1999.

Net interest expense decreased 42 percent to $2,127,000 in the first nine months of 2000 from $3,664,000 in the first nine months of 1999. The net decrease was the result of both a reduction in debt, reducing interest expense, and an increase in cash and cash equivalents, increasing interest income.

The effective tax rate was 41.6 percent for the first nine months of 2000 compared to 42.7 percent for the first nine months of 1999. The decrease in the effective rate is due to research and development tax credits in Canada, state tax credits in the U.S., and state tax planning strategies involving restructuring of legal entities.

LIQUIDITY AND CAPITAL RESOURCES

The Company focuses on its level of net debt (total debt minus cash and cash equivalents), its level of working capital, and its current ratio as its most important measures of short-term liquidity. For long-term liquidity, the Company considers its ratio of total debt to total capital employed (total debt plus total stockholders' investment) and trends in net debt and cash provided by operating activities to be the most important measures. From both a short-term and a long-term perspective, the Company's liquidity is very strong.

Net debt decreased to $25.5 million at September 30, 2000, compared to $32.9 million at December 31, 1999. Total debt increased to $67.4 million at September 30, 2000, compared to $55.6 million at December 31, 1999, while cash and cash equivalents increased to $41.9 million at September 30, 2000, compared to $22.7 million at December 31, 1999. The increase in borrowings was mainly due to the addition of a $7.6 million industrial revenue bond in the second quarter to finance a plant expansion and paint line at one of our divisions and $5 million borrowed from the revolving credit facility in the third quarter to pay for the Translite acquisition. Working capital at September 30, 2000 was $210.5 million, compared to $175.7 million at December 31, 1999. This increase was primarily due to the increase in cash as explained in paragraphs below, increases in accounts receivable and inventory. Due to seasonal tendencies of the Company's business, accounts receivable increased during the first nine months of 2000, although this increase was much less than the comparable period of the last two years. The current ratio increased to 2.2 at September 30, 2000 from 2.0 at December 31, 1999.

The ratio of total debt to total capital employed remained very low at 23.7 percent compared to 21.5 percent at December 31, 1999. Net debt has been trending down year by year ever since the formation of Genlyte Thomas, and is now lower than the levels before the merger. Cash provided by operating activities during the first nine months of 2000 is greater than any comparable period in the Company's history.

Cash provided by operating activities during the first nine months of 2000 was $45.3 million, compared to $33.9 million in the first nine months last year. Net income and depreciation and amortization were both higher in 2000 than in 1999, but the main reason for the increase in cash provided by operating activities was because of differences in the changes in assets and liabilities. Accounts receivable increased a much smaller amount in 2000 than it did in 1999. Accounts receivable increased to an unusually high amount in 1999 because of collection problems at certain divisions that have been improved in 2000. Other assets decreased slightly in 2000 compared to a large increase in 1999 that was due to an increase in cost in excess of net assets of acquired businesses. Offsetting the impact of these two assets was a slight decrease in accounts payable and accrued expenses in 2000 compared to a large increase in 1999.

Cash used in investing activities is comprised of acquisitions of businesses and purchases of plant and equipment. During the first nine months of 2000, the net amount paid for the Translite acquisition was $6.2 million, compared to $31.4 million paid for the Ledalite acquisition and the investment in Fibre Light in 1999. Purchases of plant and equipment in the first nine months of 2000 were $4.9 million higher than the comparable period last year.

As of October 1, 2000 the Company acquired the assets of the US Safety System Division of Chloride Power Electronics, Inc., from the Chloride Group, PLC, headquartered in London, England. The purchase price was $52 million in cash plus the assumption of approximately $2.8 million in liabilities. The revolving credit facility was used to borrow $35 million and cash on hand was used to pay the remaining $17 million. This transaction will be recorded in the fourth quarter. Also, the Company has plans to spend approximately $30 million (with less than $2 million anticipated to be spent in the fourth quarter of 2000) to build and relocate into a new 300,000 square foot HID (high intensity discharge) manufacturing plant in San Marcos, Texas. The facility, which is scheduled to open late next year, will provide world class manufacturing capability and replace current multiple facilities.

Cash provided by financing activities during the first nine months of 2000 was $1.1 million, with $1 million provided by stock options exercised, and the increase in total debt virtually offset by the $11.2 million purchases of treasury stock. Cash provided by financing activities in 1999 was $11.7 million, from new debt and stock options exercised, but very little purchases of treasury stock.

The Company has a $150 million revolving credit facility with Bank of America that matures in August 2003. At September 30, 2000 the Company had $5 million in borrowings and $47.2 million in outstanding letters of credit under this facility. The Company's remaining long-term debt at September 30, 2000 consisted of $19.0 million in Canadian dollar notes from the Ledalite acquisition, $22.3 million payable to Thomas Industries Inc., $18.1 million in industrial revenue bonds, and $0.9 million in capital leases and other. The Company is in compliance with all of its debt covenants.

Management believes that currently available cash and borrowing facilities, combined with internally generated funds, should be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future. The Company continues to seek opportunities to acquire businesses that fit its strategic growth plans. Management believes adequate financing for any such investments will be available through future borrowings.

For the nine months ended September 30, 2000 and October 2, 1999, 13.2 percent and 12.3 percent, respectively, of the Company's net sales were generated from operations in Canada. In addition, the Company has production facilities in Mexico. International operations are subject to fluctuations in currency exchange rates. The Company monitors its currency exposure in each country, but it has not entered into forward exchange contracts to hedge risks. Management cannot predict future foreign currency fluctuations, which have and will continue to affect the Company's balance sheet and results of operations.


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

                                         THE GENLYTE GROUP INCORPORATED
                                         (Registrant)

Date: November 14, 2000                  /s/ LARRY K. POWERS
                                         -------------------------------
                                         Larry K. Powers
                                         Chairman, President & CEO

Date: November 14, 2000                  /s/ WILLIAM G. FERKO
                                         -------------------------------
                                         William G. Ferko
                                         V. P. Finance - CFO & Treasurer