Form 10-K
period 2000-12-31
GENLYTE GROUP INC
filed 2001-03-23
CIK 833076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000

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

Number of shares of Common Stock (par value $.0l per share) outstanding as of March 5, 2001: 13,305,275.

Aggregate market value of Common Stock (par value $.01 per share) held by non-affiliates on March 5, 2001: $365,070,135.

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

         Document                                          Part of Form 10-K

Portions of Annual Report to Stockholders
for the year ended December 31, 2000                      Parts I, II, and IV

Proxy Statement for the Annual Meeting of
Stockholders to be held April 25, 2001                    Part III

                                    CONTENTS

                                                                            PAGE
                                     PART I

Item 1.      Business.....................................................    2

Item 2.      Properties...................................................    6

Item 3.      Legal Proceedings............................................    6

Item 4.      Submission of Matters to a Vote of Security Holders..........    7

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters..........................................    8

Item 6.      Selected Financial Data......................................    8

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................    8

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...    8

Item 8.      Financial Statements and Supplementary Data..................   10

Item 9.      Change in and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................   10

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant...........   11

Item 11.     Executive Compensation.......................................   11

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management...................................................   11

Item 13.     Certain Relationships and Related Transactions...............   11

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.....................................................   12

SIGNATURES................................................................   16

PART I

ITEM 1.  BUSINESS

On August 30, 1998, The Genlyte Group Incorporated ("Genlyte") and Thomas Industries Inc. ("Thomas") completed the combination of the business of Genlyte with the lighting business of Thomas ("Thomas Lighting"), in the form of a limited liability company named Genlyte Thomas Group LLC ("GTG"). Genlyte contributed substantially all of its assets and liabilities to GTG and received a 68% interest in GTG. Thomas contributed substantially all of the assets and certain related liabilities of Thomas Lighting and received a 32% interest in GTG.

Throughout this Form 10-K, the term "Company" as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and all majority-owned subsidiaries.

The Company designs, manufactures, markets, and sells lighting fixtures and controls for a wide variety of applications in the commercial, residential, and industrial markets. The Company operates in these three industry segments through the following divisions: Lightolier, Day-Brite, Crescent, Capri/Omega, Chloride Systems, Controls, Hadco, Gardco, Wide-Lite, Stonco, and Thomas Residential in the United States, and Canlyte, Thomas Lighting Canada, Lumec, and Ledalite in Canada. The Company markets its products under the following brand names:

         In the U.S. --    Bronzelite, Capri, Chloride Systems, Crescent,
                           Day-Brite, Electro/Connect, Emco, ExceLine, Fibre
                           Light, Forecast, Gardco, Hadco, Ledalite, LightGuard,
                           Lightolier, Lightolier Controls, Lumec,
                           Lumec-Schreder, Matrix, mcPhilben, Omega, Starlight,
                           Stonco, Thomas, Translite Sonoma, Wide-Lite, and ZED.

         In Canada   --    All of the above plus C&M, CFI Fluorescent, Horizon,
                           Keene-Widelite, Lite-Energy, Prodel, and Uniglo.

The Company's products primarily utilize incandescent, fluorescent, and high-intensity discharge (HID) light sources and are marketed primarily to distributors who resell the products for use in new commercial, residential, and industrial construction as well as in remodeling existing structures.

Because the Company does not principally sell directly to the end-user of its products, management cannot determine precisely the percentage of its revenues derived from the sale of products installed in each type of building or the percentage of its products sold for new construction versus remodeling. The Company's sales, like those of the lighting fixture industry in general, are partly dependent on the level of activity in new construction and remodeling.

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

RAW MATERIALS SOURCES & AVAILABILITY

The Company purchases large quantities of raw materials and components -- mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons -- from multiple sources. No significant supply problems have been encountered in recent years. Relationships with vendors have been satisfactory.

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

WORKING CAPITAL

There are no unusual significant business practices at the Company that affect working capital. The Company's terms of collection vary by division but are generally consistent with general practices within the lighting industry. The Company attempts to keep inventory levels at the minimum required to satisfy customer requirements.

BACKLOG

Backlog was $95,887,000 as of December 31, 2000; $102,080,000 as of December 31, 1999; and $90,474,000 as of December 31, 1998. Substantially all the backlog at December 31, 2000 is expected to be shipped in 2001.

COMPETITION

The Company's products are sold in competitive markets, in which are numerous producers of each type of fixture. The principal measures of competition in indoor and outdoor fixtures for the commercial, residential, and industrial markets are price, service, design, and product performance.

RESEARCH AND DEVELOPMENT

The Company continues to develop new products to provide innovative lighting solutions to meet the needs of its customers. Costs incurred for research and development activities, as determined in accordance with generally accepted accounting principles, were $8,510,000; $8,086,000; and $7,237,000 during 2000,
1999, and 1998, respectively.

EMPLOYEES

At December 31, 2000, the Company employed 3,317 union and nonunion production workers and 2,257 engineering, administrative, and sales personnel. Approximately 15% of the production workers are covered by collective bargaining agreements that expire in 2001. Relationships with unions have been satisfactory. Negotiation of collective bargaining agreements is not expected to have a significant impact on 2001 production.

INTERNATIONAL OPERATIONS

The Company has international operations in Canada and Mexico. Information on the Company's operations by geographical area for the last three fiscal years is set forth in note 18 in the "Notes to Consolidated Financial Statements" section of Genlyte's 2000 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 2, 3, 7 and 8 of this Form 10-K include information that is forward looking. The matters referred to in such information could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, new building construction cycles, the impact of seasonal weather conditions on construction activity, currency exchange rates, the level and volatility of interest rates, economic and political conditions in international markets, including civil unrest, government changes, and restrictions on the ability to transfer capital across borders, the impact of legislative enactments, regulatory action and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described in this Form 10-K.

ITEM 2.  PROPERTIES

The leased Corporate office of the Company is located in Louisville, Kentucky. Because of the large number of individual locations and the diverse nature of the operating facilities, specific description of each property owned and leased by the Company is not necessary to an understanding of the Company's business. All of the buildings are of steel, masonry, or concrete construction, are generally in good condition, provide adequate and suitable space for the operations of each location, and provide sufficient capacity for present and foreseeable future needs. A summary of the Company's property follows:

                            23 Owned Facilities     52 Leased Facilities     Combined Facilities
Nature of Facilities         Total Square Feet        Total Square Feet       Total Square Feet
--------------------         -----------------        -----------------       -----------------
Manufacturing Plants             1,895,000                  410,000               2,305,000
Warehouses                       1,211,000                  559,000               1,770,000
Administrative Offices             341,000                  170,000                 511,000
Sales Offices                           --                   56,000                  56,000
Other                               99,000                    4,000                 103,000
                                 ---------                ---------               ---------
Total                            3,546,000                1,199,000               4,745,000
                                 =========                =========               =========

ITEM 3.  LEGAL PROCEEDINGS

Genlyte was named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation ("Keene"). Except for the last count, as discussed below, the claims and causes of action set forth in the June 8, 1995 complaint (the "complaint") are substantially the same as were brought against Genlyte in the U.S. District Court in New York in August 1993 (which original proceeding was permanently enjoined as a result of Keene's reorganization plan). The complaint is being prosecuted by the Creditors Trust created for the benefit of Keene's creditors (the "Trust"), seeking from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief. With respect to Genlyte, the complaint (some of the claims of which have since been restricted, as noted below) principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation ("Bairnco"). The complaint also challenges Bairnco's spin-off of Genlyte in August 1988. Other allegations are that Genlyte, as well as other corporate defendants, are liable as corporate successors to Keene. The complaint fails to specify the amount of damages sought against Genlyte. The complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO").

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

a. and c.  Data regarding market price of Genlyte's common stock is included in note 19 in the "Notes to Consolidated Financial Statements" section of Genlyte's 2000 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference. Genlyte's common stock is traded on the NASDAQ National Market System under the symbol "GLYT". Information concerning dividends and restrictions thereon and Preferred Stock Purchase Rights are included in note 10 in the "Notes to Consolidated Financial Statements" section of Genlyte's 2000 Annual Report to Stockholders, which is incorporated herein by reference.

b. The approximate number of common equity security holders is as follows:

                                                        Approximate Number of
                                                       Holders of Record as of
              Title of Class                                 Year-end 2000
              ------------------------------------------------------------
              Common Stock,
              par value $.0l per share                       1,225

ITEM 6.  SELECTED FINANCIAL DATA

The information required for this item is included in Genlyte's 2000 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Management's Discussion and Analysis" section of Genlyte's 2000 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk for interest rates, prices of raw materials and component parts, and foreign currency exchange rates in the operation of its business. Each of these risks is discussed below.

The Company earns interest income on its cash and cash equivalents and pays interest expense on its short-term borrowings and long-term debt. Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations. However, because of its relatively low level of net debt, management currently believes this risk is not material to the Company's operating results. The Company does not use derivative financial products such as interest rate hedges or swaps. Based upon December 31, 2000 debt levels, a hypothetical 1% increase in interest rates would result in an annualized increase of approximately $693,000 in interest expense, and a partially offsetting increase in interest income. The estimated increase is based upon no change in the volume or composition of debt at December 31, 2000. A significant increase in debt could make the risk of interest rate fluctuations material to the Company's operating results.

The Company purchases large quantities of raw materials and components -- mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons. The Company's operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No consequential supply problems have been encountered in recent years. Price risk for these materials is related to increases in commodity items that effect all users of the materials, including our competitors. In recent years, few of these materials have had volatile prices, and the primary price trend has been slightly downward. Historically, significant price increases in these materials have been passed along in industry-wide price adjustments to customers, mitigating the Company's exposure to supplier price fluctuations. The Company does not actively hedge or use derivative instruments to manage its risk in this area.

In 2000, approximately 14% of the Company's net sales were generated from operations in Canada, the majority of which were products manufactured and sold within Canada. As of December 31, 2000, approximately 20% of the Company's total assets were in Canada. The Company's financial condition and operating results are affected by changes in Canadian dollar exchange rates, but management does not regard this risk as material and, therefore, does not actively hedge or use derivative instruments to manage risk in this area.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" sections of Genlyte's 2000 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to the Directors of Genlyte is included in the "Election of Directors" section of the Proxy Statement for the 2001 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required with respect to executive compensation is included in the "Compensation of Directors" and "Compensation Committee Report on Executive Compensation" sections of the Proxy Statement for the 2001 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required with respect to security ownership is included in the "Voting Securities and Principal Holders Thereof" section of the Proxy Statement for the 2001 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required with respect to relationships is included in the "Compensation Committee Interlocks and Insider Participation" and "Voting Securities and Principal Holders Thereof" sections of the Proxy Statement for the 2001 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)   1)  FINANCIAL STATEMENTS

         The following information is incorporated herein by reference to Genlyte's 2000 Annual Report to Stockholders (Exhibit 13 hereto):

         Report of Independent Public Accountants

         Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Stockholders' Investment for the years ended December 31, 2000, 1999, and 1998

         Notes to Consolidated Financial Statements

     2)  FINANCIAL STATEMENT SCHEDULE

         Report of Independent Public Accountants on Financial Statement
         Schedule

         Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998.

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.


b)       REPORTS ON FORM 8-K

There were no reports on Form 8-K for the three months ended December 31, 2000.

A Form 8-K was filed on March 8, 2001 providing a preliminary release of the Company's comparative financial statements for the year ended December 31, 2000, without footnotes and without the auditor's opinion.

c)       EXHIBITS
                                             Incorporated by
Description                                  Reference to
-----------                                  ------------

-  Master Transaction Agreement dated        Exhibit 2.1 to Genlyte's Form 8-K
   April 28, 1998 by and between Thomas      filed with the Securities and
   and Genlyte                               Exchange Commission on July 24,
                                             1998

-  Limited Liability Company Agreement       Exhibit 2.2 to Genlyte's Form 8-K
   of GT Lighting, LLC (now named            filed with the Securities and
   Genlyte Thomas Group LLC) dated April     Exchange Commission on July 24,
   28, 1998 by and among Thomas, Genlyte     1998
   and GTG

-  Capitalization Agreement dated April      Exhibit 2.3 to Genlyte's Form 8-K
   28, 1998 by and among GTG and Thomas      filed with the Securities and
   and certain of its affiliates             Exchange Commission on July 24,
                                             1998

-  Capitalization Agreement dated April      Exhibit 2.4 to Genlyte's Form 8-K
   28, 1998 by and between GTG and           filed with the Securities and
   Genlyte                                   Exchange Commission on July 24,
                                             1998

-  Amended and Restated Certificate of       Exhibit 3(a) to Genlyte's Form 10-K
   Incorporation of Genlyte, dated May       filed with the Securities and
   9, 1990                                   Exchange Commission in March 1993

-  Amended and Restated Certificate of       Exhibit 3(b) to Genlyte's
   Incorporation of Genlyte, dated           Registration Statement on Form 8 as
   August 2, 1988                            filed with the Securities and
                                             Exchange Commission on August 3,
                                             1988

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

-  Loan Agreements between Genlyte and       Exhibit 4(c) to Genlyte's Form 10-K
   Jobs for Fall River, Inc., dated as       filed with the Securities and
   of July 13, 1994                          Exchange Commission on March 30,
                                             1995

-  Rights Agreement between Genlyte and      Exhibit 4.1 to Genlyte's Form 8-A
   The Bank of New York, as Rights           filed with the Securities and
   Agent, dated as of September 13, 1999     Exchange Commission on September
                                             15, 1999

                                             Incorporated by
Description                                  Reference to
-----------                                  ------------

-  Credit Agreement between GTG and the      Exhibit 10 to Genlyte's Form 10-Q
   applicable banks named therein, dated     filed with the Securities and
   as of August 30, 1998                     Exchange Commission on November 16,
                                             1998

-  Stock Purchase Agreement between          Exhibit 10(a) to Genlyte's
   Genlyte and purchasers of Genlyte         Registration Statement on Form 8 as
   Class B Stock, dated as of June 17,       filed with the Securities and
   1988                                      Exchange Commission on August 3,
                                             1988

-  Loan Agreement between Genlyte and        Exhibit 10(b) to Genlyte's Form
   the New Jersey Economic Development       10-K filed with the Securities and
   Authority dated April 1, 1990,            Exchange Commission in March 1991
   replacing the First Mortgage and
   Security Agreement between the New
   Jersey Economic Development Authority
   and KCS Lighting, Inc., dated
   December 20, 1984 (assigned to and
   assumed by Genlyte effective December
   31, 1986)

-  Loan Agreement between Genlyte and        Exhibit 10(c) to Genlyte's Form
   New Jersey Economic Development           10-K filed with the Securities and
   Authority dated June 1, 1990,             Exchange Commission in March 1991
   replacing the Loan Agreement between
   KCS Lighting, Inc. and the New Jersey
   Economic Development Authority, dated
   December 20, 1984 (assigned to and
   assumed by Genlyte effective December
   31, 1986)

-  Financing agreement between Genlyte       Exhibit 10(a) to Genlyte's Form
   Thomas Group Nova Scotia ULC and Bank     10-K filed with the Securities and
   of Montreal, dated December 22, 1999      Exchange Commission on March 24,
                                             2000

-  Financing agreement between Genlyte       Exhibit 10(b) to Genlyte's Form
   Thomas Group Nova Scotia ULC and The      10-K filed with the Securities and
   Toronto-Dominion Bank, dated December     Exchange Commission on March 24,
   22, 1999                                  2000

-  Financing agreement between Genlyte       Exhibit 10(c) to Genlyte's Form
   Thomas Group Nova Scotia ULC and          10-K filed with the Securities and
   Royal Bank of Canada, dated December      Exchange Commission on March 24,
   22, 1999                                  2000

                                             Incorporated by
Description                                  Reference to
-----------                                  ------------

-  Merger and Assumption Agreement,          Exhibit 10(d) to Genlyte's Form
   dated as of December 28, 1990, by and     10-K filed with the Securities and
   between Genlyte and Lightolier            Exchange Commission in March 1991

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

-  Tax Sharing Agreement between Genlyte     Exhibit 10(k) to Genlyte's
   and Bairnco Corporation, dated July       Registration Statement on Form 8 as
   15, 1988                                  filed with the Securities and
                                             Exchange Commission on August 3,
                                             1988

-  Financial Statements of Business          Exhibits 99.1 through 99.16 to
   Acquired and Pro Forma Financial          Genlyte's Form 8-K/A filed with the
   Information related to the formation      Securities and Exchange Commission
   of GTG                                    on November 5, 1998

-  Form of Employment Protection             Exhibit 99 to Genlyte's Form 10-K
   Agreement between Genlyte and certain     filed with the Securities and
   key executives                            Exchange Commission on March 26,
                                             1999

Other Exhibits included herein:

    10(a)    Loan agreement between GTG and Adams County Industrial Development
             Authority, dated as of May 1, 2000
    11       Calculation of Basic and Diluted Earnings per Share
    13       Portions of the Annual Report to Stockholders for the year ended
             December 31, 2000, incorporated herein by reference
    18       Letter re Change in Accounting Principle
    21       Subsidiaries of The Genlyte Group Incorporated
    23       Consent of Independent Public Accountants

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE GENLYTE GROUP INCORPORATED
                                             Registrant


Date:    March 23, 2001             By /s/ WILLIAM G. FERKO
     ------------------------          --------------------------------
                                       William G. Ferko
                                       V.P. Finance, CFO & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Genlyte and in the capacities and on the date indicated.


/s/ LARRY POWERS                                                March 23, 2001
-------------------------------------                         ------------------
Larry Powers  - Chairman of the Board
                President &
                Chief Executive Officer


/s/ AVRUM I. DRAZIN                                             March 23, 2001
-------------------------------------                         ------------------
Avrum I. Drazin - Chairman Emeritus
                  Director


/s/ DAVID M. ENGELMAN                                           March 23, 2001
-------------------------------------                         ------------------
David M. Engelman - Director


/s/ FRANK METZGER                                               March 23, 2001
-------------------------------------                         ------------------
Frank Metzger - Director


/s/ ZIA EFTEKHAR                                                March 23, 2001
-------------------------------------                         ------------------
 Zia Eftekhar - Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Genlyte Group Incorporated:


We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements included in The Genlyte Group Incorporated Annual Report to Stockholders for the year ended December 31, 2000, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 19, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP


Louisville, Kentucky
    January 19, 2001

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                ($ in thousands)

                                         Additions    Additions    Additions
                           Balance at      From       Charged to    Charged                   Balance
                           Beginning     Companies    Costs and    to Other                   at End
                            of Year      Acquired     Expenses     Accounts    Deductions     of Year
                            --------     --------     --------     --------    ----------     -------
                                            (1)          (2)                       (3)
YEAR ENDED 12/31/00

Allowance for
Doubtful Accounts           $ 14,910      $   223     $  (718)      $   --      $ (3,401)    $ 11,014

YEAR ENDED 12/31/99

Allowance for
Doubtful Accounts           $ 10,907      $ 2,986     $ 4,113       $  824      $ (3,920)    $ 14,910

YEAR ENDED 12/31/98

Allowance for               $  6,864      $ 1,407     $ 3,172       $   --      $   (536)    $ 10,907
Doubtful Accounts


(1) The amount in 1998 represents the balance acquired from Thomas Lighting. The amount in 1999 represents $360 acquired from Ledalite and $2,626 of adjustments to the Thomas Lighting balance. The amount in 2000 represents $35 acquired from Translite Sonoma and $188 acquired from Chloride Systems.

(2) The amount in 2000 is a credit to income resulting from a reduction in the allowance due to improvement in the quality of accounts receivable.

(3) Represents uncollectible accounts written off, less recoveries of accounts previously written off.