Form 10-Q
period 2001-03-31
GENLYTE GROUP INC
filed 2001-05-11
CIK 833076

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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


THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MAY 3, 2001 WAS 13,332,124.

--------------------------------------------------------------------------------

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                    CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Statements of Income for the three
                months ended March 31, 2001 and April 1, 2000..................1

             Consolidated Balance Sheets as of
                March 31, 2001 and December 31, 2000...........................2

             Consolidated Statements of Cash Flows for the three
                months ended March 31, 2001 and April 1, 2000..................3

             Notes to Consolidated Interim Financial Statements................4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.........................7


PART II. OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........10

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................10

         Signatures...........................................................11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                               2001       2000
                                                             --------   --------

Net sales                                                    $244,795   $246,360

     Cost of sales                                            159,448    162,420
                                                             --------   --------
Gross profit                                                   85,347     83,940

     Selling and administrative expenses                       64,272     62,967

     Amortization of goodwill and other intangible assets       1,500      1,045
                                                             --------   --------
Operating profit                                               19,575     19,928

     Interest expense, net of interest income                   1,120        857

     Minority interest                                          5,616      5,877
                                                             --------   --------
Income before income taxes                                     12,839     13,194

     Income tax provision                                       5,136      5,540
                                                             --------   --------

Net income                                                   $  7,703   $  7,654
                                                             ========   ========

Earnings per share
     Basic                                                   $   0.58   $   0.56
     Diluted                                                 $   0.57   $   0.55


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                             (Dollars in thousands)

                                                                   (Unaudited)
                                                                     3/31/01     12/31/00
                                                                   ----------   ----------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                     $   20,533   $   23,785
     Accounts receivable, less allowance for doubtful
         accounts of $10,966 and $11,014, respectively                155,539      142,784
     Inventories:
         Raw materials                                                 53,775       55,651
         Work in process                                               14,781       13,484
         Finished goods                                                83,445       82,122
                                                                   ----------   ----------
     Total inventories                                                152,001      151,257
     Other current assets                                              31,165       29,899
                                                                   ----------   ----------
Total current assets                                                  359,238      347,725
Property, plant and equipment, at cost                                353,420      349,239
     Less: accumulated depreciation and amortization                  241,001      236,238
                                                                   ----------   ----------
Net property, plant and equipment                                     112,419      113,001
Goodwill, net of accumulated amortization                             137,645      140,312
Other assets                                                           32,431       34,845
                                                                   ----------   ----------
TOTAL ASSETS                                                       $  641,733   $  635,883
                                                                   ==========   ==========

LIABILITIES & STOCKHOLDERS' INVESTMENT:
CURRENT LIABILITIES:
     Short-term borrowings and current portion of long-term debt   $    9,137   $    2,661
     Accounts payable                                                  88,051       96,794
     Accrued expenses                                                  64,995       76,096
                                                                   ----------   ----------
Total current liabilities                                             162,183      175,551
Long-term debt                                                         74,634       66,652
Deferred income taxes                                                  34,280       32,508
Minority interest                                                     115,692      111,000
Other liabilities                                                      21,287       23,007
                                                                   ----------   ----------
Total liabilities                                                     408,076      408,718
STOCKHOLDERS' INVESTMENT:
     Common stock                                                         133          133
     Additional paid-in capital                                         8,311        7,557
     Retained earnings                                                197,314      189,611
     Accumulated other comprehensive income                            27,899       29,864
                                                                   ----------   ----------
Total stockholders' investment                                        233,657      227,165
                                                                   ----------   ----------
TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT                       $  641,733   $  635,883
                                                                   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                                                  2001          2000
                                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $    7,703    $    7,654
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                 7,687         6,692
      Net (gain) loss from disposals of plant and equipment            (3)        1,019
      (Increase) decrease in:
           Accounts receivable                                    (12,755)       (4,307)
           Inventories                                               (744)       (3,185)
           Other current assets                                    (1,266)          (66)
           Other assets                                             3,581           318
      Increase (decrease) in:
           Accounts payable and accrued expenses                  (19,844)       (8,713)
           Deferred income taxes                                    1,772            (3)
           Minority interest                                        4,692         5,826
           Other liabilities                                       (1,720)        1,394
      All other, net                                                  322            70
                                                               ----------    ----------
Net cash provided by (used in) operating activities               (10,575)        6,699
                                                               ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment                                   (5,924)       (6,020)
                                                               ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings                                   6,600            --
Proceeds from long-term debt                                        9,000            --
Reduction of long-term debt                                        (1,142)         (218)
Purchases of treasury stock                                           (26)       (1,137)
Stock options exercised                                               780           121
                                                               ----------    ----------
Net cash provided by (used in) financing  activities               15,212        (1,234)
                                                               ----------    ----------
Effect of exchange rate changes on cash and cash equivalents       (1,965)          (89)
                                                               ----------    ----------
Net decrease in cash and cash equivalents                          (3,252)         (644)
Cash and cash equivalents at beginning of period                   23,785        22,660
                                                               ----------    ----------
Cash and cash equivalents at end of period                     $   20,533    $   22,016
                                                               ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest                                                 $    1,381    $      789
      Income taxes                                             $    2,410    $    1,446

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                             (Dollars in thousands)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         Throughout this Form 10-Q, the term "Company" as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and all majority-owned subsidiaries. The term "Genlyte" as used herein refers only to The Genlyte Group Incorporated.

         The financial information presented is unaudited (except that as of December 31, 2000), however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The financial information has been prepared in accordance with rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.       USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3.       COMPREHENSIVE INCOME

         For the three months ended March 31, 2001 and April 1, 2000 total comprehensive income was $5,738 and $7,565, respectively. Other than net income, the only component of total comprehensive income during the periods was loss on foreign currency translation.

4.       EARNINGS PER SHARE

         The calculation of the average common shares outstanding assuming dilution for the three months ended March 31, 2001 and April 1, 2000 follows:

                                                                                2001             2000
                                                                             ---------        ---------
                                                                                (Amounts in thousands)
                 Average common shares outstanding                              13,285           13,675
                 Incremental common shares issuable:
                      Stock option plans                                           125              134
                                                                             ---------        ---------
                 Average common shares outstanding assuming dilution            13,410           13,809
                                                                             =========        =========

5.       SEGMENT REPORTING

         The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Inter-segment sales are eliminated in consolidation and therefore not presented in the table below. For the three months ended March 31, 2001 and April 1, 2000:

                                                                  Industrial
                                     Commercial    Residential    and Other       Total
                                     -----------   -----------   -----------   -----------
                  2001
                  Net sales          $   176,166   $    33,255   $    35,374   $   244,795
                  Operating profit   $    14,408   $     2,577   $     2,590   $    19,575

                  2000
                  Net sales          $   175,329   $    34,752   $    36,279   $   246,360
                  Operating profit   $    14,330   $     2,250   $     3,348   $    19,928

         The Company has operations throughout North America. Information about the Company's operations by geographical area for the three months ended March 31, 2001 and April 1, 2000 follows. Foreign balances represent activity in Canadian operations.

                                    United States    Foreign        Total
                                     -----------   -----------   -----------
                  2001
                  Net sales          $   210,835   $    33,960   $   244,795
                  Operating profit   $    17,210   $     2,365   $    19,575

                  2000
                  Net sales          $   216,222   $    30,138   $   246,360
                  Operating profit   $    17,775   $     2,153   $    19,928

         No material changes have occurred in total assets since December 31, 2000.

6.       SUBSEQUENT EVENT

         On April 25, 2001, the Company announced that it plans to repurchase up to 5% or approximately 670,000 shares of its outstanding common stock over a period of twelve months. The repurchase will take place in the open market or through privately negotiated transactions at the prevailing market price. Shares purchased will be held in the corporate treasury and will be used for general corporate purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2001 TO FIRST QUARTER 2000

Net sales for the first quarter of 2001 were $244.8 million, a decrease of less than one percent compared to 2000 first quarter net sales of $246.4 million. Sales for the first quarter of 2001 included Translite Sonoma and Chloride Systems, which were purchased in September and October, respectively, of 2000. Without these two acquisitions, sales for the first quarter of 2001 would have been 4.6% less than the first quarter of 2000. The general economic slowdown that began in the fourth quarter of 2000 continues to affect the Company's sales, particularly in commodity product lines. Also, the weakening of the Canadian dollar during the first quarter of 2001 compared to the first quarter of 2000 decreased U.S. dollar sales of Canadian operations approximately $2 million.

Net income for the first quarter of 2001 was $7,703,000 ($0.57 per share), an increase of less than one percent over the first quarter 2000 net income of $7,654,000 ($0.55 per share). Because of lower outstanding shares due to Genlyte's share repurchase program, earnings per share increased a greater percentage (3.6%) than net income. Without the acquisitions of Translite Sonoma and Chloride Systems, net income for the first quarter of 2001 would have been $7,587,000. The 2001 net income included a $1,000,000 pre-tax write-off of an investment in Source Alliance (an electrical industry internet based supply source start-up) and an $895,000 pre-tax gain on the sale of the Company's Hopkinsville distribution center, both of which were classified in selling and administrative expenses.

Cost of sales for the first quarter of 2001 was 65.1% of net sales, compared to 65.9% in the first quarter of 2000. Selling and administrative expenses for the first quarter of 2001 were 26.3% of net sales, compared to 25.6% in the first quarter of 2000, primarily due to increases in freight and selling costs. Net interest expense increased 30.7% to $1,120,000 in the first quarter of 2001 from $857,000 in the first quarter of 2000. The increase was the result of an increase in debt to fund the Translite Sonoma and Chloride Systems acquisitions in 2000 and to fund an increase in working capital in 2001. See additional explanation in the Liquidity and Capital Resources section.

The effective tax rate was 40.0% for the first quarter of 2001 compared to 42.0% for the first quarter of 2000. The decrease in the effective rate is because of lower Canadian tax rates and lower effective state tax rates. The apportionment of income among states has been changing because of recent acquisitions and restructuring of legal entities.

LIQUIDITY AND CAPITAL RESOURCES

The Company focuses on its level of net debt (total debt minus cash and cash equivalents), its level of working capital, and its current ratio as its most important measures of short-term liquidity. For long-term liquidity, the Company considers its ratio of total debt to total capital employed (total debt plus total stockholders' investment) and trends in net debt and cash provided by operating activities to be the most important measures. From both a short-term and a long-term perspective, the Company's liquidity is strong.

Net debt increased to $63.3 million at March 31, 2001, compared to $45.5 million at December 31, 2000. Total debt increased to $83.8 million at March 31, 2001, compared to $69.3 million at December 31, 2000, while cash and cash equivalents decreased to $20.5 million at March 31, 2001, compared to $23.8 million at December 31, 2000. The increase in debt was due to short-term borrowings and borrowings on the Company's revolving credit facility to fund an increase in working capital, much of which is typical during the first quarter.

Working capital at March 31, 2001 was $197.1 million, compared to $172.2 million at December 31, 2000. This increase was primarily due to a $12.8 million increase in accounts receivable, an $8.7 million decrease in accounts payable, and an $11.1 million decrease in accrued expenses, offset by a $6.5 million increase in short-term borrowings. Accounts receivable usually increase in the first quarter, due to seasonal tendencies of the Company's business. However, accounts receivable increased more in 2001 than in 2000 because of an increase in granting extended payment terms to customers associated with Affiliated Distributors (the largest affiliated distributor marketing group of electrical equipment and industrial supplies in North America). This accounted for approximately $5 million of the increase in accounts receivable. Accounts payable decreased because payments to vendors were extended at the end of 2000 to optimize cash flow and unusually large payments were made in the first quarter of 2001. Accrued expenses decreased in the first quarter as usual because of accrued liabilities for bonuses, profit sharing, and customer rebates, which build during the year and are paid out in the first quarter. These accrued liabilities decreased $14.6 million from December 31, 2000 levels. The current ratio increased to 2.2 at March 31, 2001 from 2.0 at December 31, 2000.

The ratio of total debt to total capital employed remained very low at 26.4% compared to 23.4% at December 31, 2000. Although this ratio has increased over the last two years, primarily because of debt to fund the Translite Sonoma and Chloride Systems acquisitions in 2000 and the Ledalite acquisition in 1999, it is still in a favorable range. During the first quarter of 2001, the Company used $10.6 million cash in operating activities. Although the Company provided $6.7 million cash from operating activities in 2000, that was unusual; it is normal for the Company to use cash in the first quarter. The large use of cash in 2001 was a result of the increase in working capital described above. Management expects operating activities to provide cash during the final three quarters of 2001.

Cash used in investing activities is comprised of normal purchases of plant and equipment. Purchases of plant and equipment in the first quarter of 2001 were virtually the same amount as the first quarter of last year. In the second quarter of 2000 the Company obtained a $7.6 million industrial revenue bond to finance a plant expansion and paint line at the Hadco division in Littlestown, Pennsylvania. Also, the Company has plans to spend approximately $30 million to build and relocate into a new 300,000 square foot HID (high intensity discharge) manufacturing plant in San Marcos, Texas, replacing current multiple facilities. The Company entered into a $20 million synthetic lease agreement in the fourth quarter of 2000 to construct this plant. Both of these projects are on hold until the economy and the Company's sales strengthen.

Cash provided by financing activities during the first quarter of 2001 was $15.2 million, with a net increase in debt of $14.5 million and $780,000 provided by stock options exercised. Very little treasury stock was purchased in 2001 under the share repurchase program that expired on February 22. However, on April 25, the Company announced a new program to repurchase up to 5% or approximately 670,000 shares of its outstanding common stock over a period of twelve months.

The Company has a $150 million revolving credit facility with Bank of America that matures in August 2003. At March 31, 2001 the Company had $17 million in borrowings and $45.9 million in outstanding letters of credit under this facility. The Company's remaining long-term debt at March 31, 2001 consisted of $18.1 million in Canadian dollar notes from the Ledalite acquisition, $22.3 million payable to Thomas Industries Inc., $18.1 million in industrial revenue bonds, and $1.7 million in capital leases and other. The Company is in compliance with all of its debt covenants.

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

For the first quarters of 2001 and 2000, 13.9% and 12.2%, respectively, of the Company's net sales were generated from operations in Canada. In addition, the Company has production facilities in Mexico. International operations are subject to fluctuations in currency exchange rates. The Company monitors its currency exposure in each country, but does not actively hedge or use derivative financial instruments to manage exchange rate risk. Management cannot predict future foreign currency fluctuations, which have and will continue to affect the Company's balance sheet and results of operations.

FORWARD-LOOKING STATEMENTS

The statements in this document with respect to future results, performance, and achievements, and plans for future activities may be regarded as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and actual results, performance, achievements, and activities may differ materially from those currently expected. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements, or any facts, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Genlyte's Annual Meeting of Stockholders held April 25, 2001, the following actions were taken by stockholders:

Larry Powers was re-elected and Zia Eftekhar was elected to the Board of Directors. Mr. Powers had 12,105,709 shares voted for and 566,022 shares withheld, and Mr. Eftekhar had 12,514,925 shares voted for and 156,806 shares withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K:

A Form 8-K was filed on March 8, 2001 providing a preliminary release of the Company's comparative financial statements for the year ended December 31, 2000, without footnotes and without the auditor's opinion.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of May 11, 2001 by the undersigned thereunto duly authorized.



THE GENLYTE GROUP INCORPORATED
        (Registrant)



/s/ LARRY K. POWERS
-----------------------------------------------
Larry K. Powers
Chairman, President and Chief Executive Officer



/s/ WILLIAM G. FERKO
-----------------------------------------------
William G. Ferko
V. P. Finance, CFO and Treasurer