Form 10-Q
period 2001-06-30
GENLYTE GROUP INC
filed 2001-08-10
CIK 833076

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the issuer's common stock as of August 6, 2001 was 13,365,701.

--------------------------------------------------------------------------------

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                    CONTENTS

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Statements of Income for the three
              months ended June 30, 2001 and July 1, 2000......................1

            Consolidated Statements of Income for the six
              months ended June 30, 2001 and July 1, 2000......................2

            Consolidated Balance Sheets as of
              June 30, 2001 and December 31, 2000..............................3

            Consolidated Statements of Cash Flows for the six
              months ended June 30, 2001 and July 1, 2000......................4

            Notes to Consolidated Interim Financial Statements.................5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.........................9


PART II. OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS............................................13

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................13

         Signatures...........................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                               2001       2000
                                                             --------   --------

Net sales                                                    $257,842   $253,214

   Cost of sales                                              167,187    166,276
                                                             --------   --------

Gross profit                                                   90,655     86,938

   Selling and administrative expenses                         66,125     63,926

   Amortization of goodwill and other intangible assets         1,499      1,074
                                                             --------   --------

Operating profit                                               23,031     21,938

   Interest expense, net of interest income                     1,124        683

   Minority interest                                            6,676      6,388
                                                             --------   --------

Income before income taxes                                     15,231     14,867

   Income tax provision                                         6,092      6,246
                                                             --------   --------

Net income                                                   $  9,139   $  8,621
                                                             ========   ========

Earnings per share

   Basic                                                     $   0.69   $   0.64

   Diluted                                                   $   0.68   $   0.63


       The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                               2001       2000
                                                             --------   --------

Net sales                                                    $502,637   $499,574

   Cost of sales                                              326,635    328,696
                                                             --------   --------

Gross profit                                                  176,002    170,878

   Selling and administrative expenses                        130,397    126,893

   Amortization of goodwill and other intangible assets         2,999      2,119
                                                             --------   --------

Operating profit                                               42,606     41,866

   Interest expense, net of interest income                     2,244      1,540

   Minority interest                                           12,292     12,265
                                                             --------   --------

Income before income taxes                                     28,070     28,061

   Income tax provision                                        11,228     11,786
                                                             --------   --------

Net income                                                   $ 16,842   $ 16,275
                                                             ========   ========

Earnings per share

   Basic                                                     $   1.27   $   1.20

   Diluted                                                   $   1.25   $   1.18


        The accompanying notes are an integral part of these consolidated financial statements

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                             (Dollars in thousands)

                                                                (Unaudited)
                                                                 6/30/2001    12/31/2000
                                                                -----------   ----------
Assets:
Current Assets:
   Cash and cash equivalents                                     $ 19,742      $ 23,785
   Accounts receivable, less allowance for doubtful
      accounts of $10,452 and $11,014, respectively               163,140       142,784
   Inventories:
      Raw materials                                                51,508        55,651
      Work in process                                              12,787        13,484
      Finished goods                                               77,353        82,122
                                                                 --------      --------
   Total inventories                                              141,648       151,257
   Other current assets                                            31,195        29,899
                                                                 --------      --------
Total current assets                                              355,725       347,725
Property, plant and equipment, at cost                            360,858       349,239
   Less: accumulated depreciation and amortization                248,551       236,238
                                                                 --------      --------
Net property, plant and equipment                                 112,307       113,001
Goodwill, net of accumulated amortization                         137,715       140,312
Other assets                                                       32,215        34,845
                                                                 --------      --------
Total Assets                                                     $637,962      $635,883
                                                                 ========      ========

Liabilities & Stockholders' Investment:
Current Liabilities:
   Short-term borrowings and current portion of long-term debt   $  4,735      $  2,661
   Accounts payable                                                87,981        96,794
   Accrued expenses                                                65,671        76,096
                                                                 --------      --------
Total current liabilities                                         158,387       175,551
Long-term debt                                                     58,145        66,652
Deferred income taxes                                              34,390        32,508
Minority interest                                                 120,075       111,000
Other liabilities                                                  21,357        23,007
                                                                 --------      --------
Total liabilities                                                 392,354       408,718
Stockholders' Investment:
   Common stock                                                       134           133
   Additional paid-in capital                                       9,422         7,557
   Retained earnings                                              206,453       189,611
   Accumulated other comprehensive income                          29,599        29,864
                                                                 --------      --------
Total stockholders' investment                                    245,608       227,165
                                                                 --------      --------
Total Liabilities & Stockholders' Investment                     $637,962      $635,883
                                                                 ========      ========


       The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                                                      2001        2000
                                                                    --------    --------
Cash Flows From Operating Activities:
Net income                                                          $ 16,842    $ 16,275
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                      15,498      13,642
   Net (gain) loss from disposals of plant and equipment                  (6)      1,187
   (Increase) decrease in:
      Accounts receivable                                            (20,356)     (3,758)
      Inventories                                                      9,609      (2,620)
      Other current assets                                            (1,296)        349
      Other assets                                                     2,228         601
   Increase (decrease) in:
      Accounts payable and accrued expenses                          (19,238)     (8,860)
      Deferred income taxes                                            1,882         (30)
      Minority interest                                                9,075       6,958
      Other liabilities                                               (1,650)        613
   All other, net                                                       (439)        735
                                                                    --------    --------
Net cash provided by operating activities                             12,149      25,092
                                                                    --------    --------
Cash Flows From Investing Activities:
Purchases of plant and equipment                                     (11,083)    (13,975)
                                                                    --------    --------
Cash Flows From Financing Activities:
Increase in short-term borrowings                                      2,100          --
Proceeds from long-term debt                                           9,000       7,600
Reduction of long-term debt                                          (17,533)       (841)
Purchases of treasury stock                                              (25)     (3,289)
Stock options exercised                                                1,614         551
                                                                    --------    --------
Net cash provided by (used in) financing  activities                  (4,844)      4,021
                                                                    --------    --------
Effect of exchange rate changes on cash and cash equivalents            (265)       (867)
                                                                    --------    --------
Net increase (decrease) in cash and cash equivalents                  (4,043)     14,271
Cash and cash equivalents at beginning of period                      23,785      22,660
                                                                    --------    --------
Cash and cash equivalents at end of period                          $ 19,742    $ 36,931
                                                                    ========    ========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
   Interest, net of interest received                               $  2,748    $  1,277
   Income taxes, net of refunds of $2,679 in 2001 and $39 in 2000   $  7,985    $ 13,135


       The accompanying notes are an integral part of these consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001
                             (Dollars in thousands)
                                   (Unaudited)


1.       Basis of Presentation
         ---------------------

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

         The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.       Use of Estimates
         ----------------

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3.       Comprehensive Income
         --------------------

         For the three months ended June 30, 2001 and July 1, 2000 total comprehensive income was $10,839 and $7,843, respectively. For the six months ended June 30, 2001 and July 1, 2000 total comprehensive income was $16,577 and $15,408, respectively. Other than net income, the only component of total comprehensive income during the periods was gain or
         (loss) on foreign currency translation of $1,700 and $(778) for the three months ended June 30, 2001 and July 1, 2000 and $(265) and $(867) for the six months ended June 30, 2001 and July 1, 2000, respectively.

4.       Earnings Per Share
         ------------------

         The calculation of the average common shares outstanding assuming dilution for the three months ended June 30, 2001 and July 1, 2000 follows:

                                                                     2001     2000
                                                                    ------   ------
                                                                 (Amounts in thousands)

              Average common shares outstanding                     13,340   13,566
              Incremental common shares issuable:
                Stock option plans                                     142       99
                                                                    ------   ------
              Average common shares outstanding assuming dilution   13,482   13,665
                                                                    ======   ======

         The calculation of the average common shares outstanding assuming dilution for the six months ended June 30, 2001 and July 1, 2000 follows:

                                                                     2001     2000
                                                                    ------   ------
                                                                 (Amounts in thousands)

              Average common shares outstanding                     13,304   13,641
              Incremental common shares issuable:
                Stock option plans                                     130      121
                                                                    ------   ------
              Average common shares outstanding assuming dilution   13,434   13,762
                                                                    ======   ======


5.       Segment Reporting
         -----------------

         The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Inter-segment sales are eliminated in consolidation and therefore not presented in the table below. For the three months ended June 30, 2001 and July 1, 2000:

                                                          Industrial
                                 Commercial  Residential  and Other     Total
                                 ----------  -----------  ----------  ----------
              2001
              Net sales           $188,052    $ 34,515     $ 35,275    $257,842
              Operating profit    $ 17,404    $  2,924     $  2,703    $ 23,031

              2000
              Net sales           $182,052    $ 35,771     $ 35,391    $253,214
              Operating profit    $ 16,287    $  2,492     $  3,159    $ 21,938

         For the six months ended June 30, 2001 and July 1, 2000:

                                                          Industrial
                                 Commercial  Residential  and Other     Total
                                 ----------  -----------  ----------  ----------
              2001
              Net sales           $364,218    $ 67,770     $ 70,649    $502,637
              Operating profit    $ 31,812    $  5,501     $  5,293    $ 42,606

              2000
              Net sales           $357,381    $ 70,523     $ 71,670    $499,574
              Operating profit    $ 30,617    $  4,742     $  6,507    $ 41,866

         The Company has operations throughout North America. Information about the Company's operations by geographical area for the three months ended June 30, 2001 and July 1, 2000 follows. Foreign balances represent activity in Canadian operations.

                                 United States   Foreign     Total
                                 -------------  ---------  ---------
              2001
              Net sales            $219,335     $ 38,507   $257,842
              Operating profit     $ 19,196     $  3,835   $ 23,031

              2000
              Net sales            $220,436     $ 32,778   $253,214
              Operating profit     $ 18,274     $  3,664   $ 21,938

         Information about the Company's operations by geographical area for the six months ended June 30, 2001 and July 1, 2000 follows.

                                 United States   Foreign     Total
                                 -------------  ---------  ---------
              2001
              Net sales            $430,170     $ 72,467   $502,637
              Operating profit     $ 36,406     $  6,200   $ 42,606

              2000
              Net sales            $436,658     $ 62,916   $499,574
              Operating profit     $ 36,049     $  5,817   $ 41,866

         No material changes have occurred in total assets since December 31, 2000.

6.       New Accounting Standards
         ------------------------

         In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 eliminates the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also requires intangible assets acquired in a business combination to be recognized separately from goodwill. SFAS No. 141 is expected to have no future impact on the Company's financial position or results of operations with respect to business combination transactions that have occurred prior to June 30, 2001. The primary impact to the Company will be in the allocation of the purchase price of any future acquisitions between goodwill and other intangible assets.

         SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for upon their acquisition and afterwards. The Company is currently analyzing the impact of this statement, which is required to be adopted January 1, 2002. The primary impact of SFAS No. 142 on the Company is that existing goodwill and intangible assets with indefinite lives will no longer be amortized beginning in 2002. The Company has no intangible assets with indefinite lives, but has goodwill with a gross book value of $170 million at June 30, 2001. Intangible assets with finite lives will continue to be amortized, and the Company has $23 million of such assets at June 30, 2001, consisting primarily of license and non-competition agreements. Instead of amortization, goodwill will be subject to an assessment for impairment by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If the carrying amount of goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

         Management estimates that, based on June 30, 2001 goodwill balances, the Company will report lower amortization of goodwill and other intangible assets and higher operating profit of approximately $1.3 million per quarter or $5.2 million annually. Management has not yet determined its methodology for measuring goodwill impairment and therefore whether any goodwill impairment losses are likely to be recorded upon adoption of SFAS No. 142.

7.       Reclassifications
         -----------------

         In compliance with Emerging Issues Task Force issue 00-10, the Company began in the fourth quarter of 2000 to include in net sales all amounts billed to customers that relate to shipping and handling. Previously, such revenue was netted against the related costs, which were classified as selling and administrative expenses. Prior year amounts have been reclassified to conform to the current year presentation, with the effect of increasing net sales and increasing selling and administrative expenses by $1,878 and $3,583 for the three months and six months ended July 1, 2000, respectively. Also, in the fourth quarter of 2000, the Company began to show amortization of goodwill and other intangible assets as a separate line item in the consolidated statements of income. Prior year amounts again have been reclassified to conform to the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

Comparison of Second Quarter 2001 to Second Quarter 2000
--------------------------------------------------------

Net sales for the second quarter of 2001 were $257.8 million, an increase of 1.8% compared to 2000 second quarter net sales of $253.2 million. Sales for the second quarter of 2001 included Translite Sonoma and Chloride Systems, which were purchased in September and October, respectively, of 2000. Without these two acquisitions, sales for the second quarter of 2001 would have been 2.3% less than the second quarter of 2000. The general economic slowdown that began in the fourth quarter of 2000 continues to impact the Company's sales in the commercial and industrial markets. Also, the weakening of the Canadian dollar during the second quarter of 2001 compared to the second quarter of 2000 decreased U.S. dollar sales of Canadian operations approximately $1.2 million.

Net income for the second quarter of 2001 was $9,139,000 ($0.68 per share), an increase of 6.0% over the second quarter 2000 net income of $8,621,000 ($0.63 per share). Without the acquisitions of Translite Sonoma and Chloride Systems, net income for the second quarter of 2001 would have been $8,924,000, an increase of 3.5% over the second quarter of 2000.

Cost of sales for the second quarter of 2001 was 64.8% of net sales, compared to 65.7% in the second quarter of 2000. The Company has realized some raw materials cost savings, particularly in aluminum, steel, and ballasts. In addition, the residential segment was able to sell some of its obsolete do-it-yourself inventory at substantially reduced prices. No cost of sales was recorded because this inventory previously had been fully reserved for.

Selling and administrative expenses for the second quarter of 2001 were 25.6% of net sales, compared to 25.2% in the second quarter of 2000. The increase was primarily due to the bad debt provision being more favorable during the second quarter of 2000 compared to the second quarter of 2001 because of an improvement in the quality of accounts receivable in 2000.

Net interest expense increased 64.6% to $1,124,000 in the second quarter of 2001 from $683,000 in the second quarter of 2000. The increase was the result of the average level of net debt (total debt minus cash and cash equivalents) increasing by 80%, offset by lower interest rates. The increase in debt was primarily to fund the Translite Sonoma and Chloride Systems acquisitions in 2000 and to fund an increase in working capital in 2001.

The effective tax rate was 40.0% for the second quarter of 2001 compared to 42.0% for the second quarter of 2000. The decrease in the effective rate is because of lower Canadian tax rates and lower effective state tax rates. The apportionment of income among states has been changing because of recent acquisitions and restructuring of legal entities.

Comparison of First Six Months 2001 to First Six Months 2000
------------------------------------------------------------

Net sales for the first six months of 2001 were $502.6 million, an increase of 0.6% compared to net sales of $499.6 million in the first six months of 2000. Sales for the first six months of 2001 included Translite Sonoma and Chloride Systems. Without these two acquisitions, sales for the first six months of 2001 would have been 3.4% less than the first six months of 2000. The general economic slowdown that began in the fourth quarter of 2000 continues to impact the Company's sales in the commercial and industrial markets. Also, the weakening of the Canadian dollar during the first six months of 2001 compared to the first six months of 2000 decreased U.S. dollar sales of Canadian operations approximately $3.3 million.

Net income for the first six months of 2001 was $16,842,000 ($1.25 per share), an increase of 3.5% over the net income of $16,275,000 ($1.18 per share) in the first six months of 2000. Without the acquisitions of Translite Sonoma and Chloride Systems, net income for the first six months of 2001 would have been $16,508,000, an increase of 1.4% over the first six months of 2000.

Cost of sales for the first six months of 2001 was 65.0% of net sales, compared to 65.8% in the first six months of 2000. The Company has realized some raw materials cost savings, particularly in aluminum, steel, and ballasts. In addition, the residential segment was able to sell some of its obsolete do-it-yourself inventory at substantially reduced prices. No cost of sales was recorded because this inventory previously had been fully reserved for.

Selling and administrative expenses for the first six months of 2001 were 25.9% of net sales, compared to 25.4% in the first six months of 2000. The increase was primarily due to increased freight costs during the first quarter and the less favorable bad debt provision referred to above in the second quarter.

Net interest expense increased 45.7% to $2,244,000 in the first six months of 2001 from $1,540,000 in the first six months of 2000. The increase was the result of the average level of net debt increasing by 70%, offset by lower interest rates. The increase in debt was primarily to fund the Translite Sonoma and Chloride Systems acquisitions in 2000 and to fund an increase in working capital in 2001.

The effective tax rate was 40.0% for the first six months of 2001 compared to 42.0% for the first six months of 2000. The decrease in the effective rate is because of lower Canadian tax rates and lower effective state tax rates. The apportionment of income among states has been changing because of recent acquisitions and restructuring of legal entities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

Net debt decreased to $43.2 million at June 30, 2001, compared to $45.5 million at December 31, 2000. Total debt decreased to $62.9 million at June 30, 2001, compared to $69.3 million at December 31, 2000, while cash and cash equivalents decreased to $19.7 million at June 30, 2001, compared to $23.8 million at December 31, 2000. The decrease in total debt was primarily due to payments on the Company's revolving credit facility during the second quarter.

Working capital at June 30, 2001 was $197.3 million, compared to $172.2 million at December 31, 2000. This increase was primarily due to a $20.4 million increase in accounts receivable, an $8.8 million decrease in accounts payable, and an $10.4 million decrease in accrued expenses, offset by a $9.6 million decrease in inventories. Accounts receivable increased in the first six months because of higher sales volume in the second quarter of 2001 vs. the fourth quarter of 2000 and because of an increase in granting extended payment terms to customers. Increased extended payment terms accounted for approximately $8.1 million of the increase in accounts receivable. Accounts payable decreased because the Company obtained more favorable payment terms at December 31, 2000 and because 2001 purchasing levels have been reduced in order to decrease inventories. Accrued expenses decreased as usual because of accrued liabilities for bonuses, profit sharing, and customer rebates, which build during the year and are paid out in the first quarter. These accrued liabilities decreased $11.1 million from December 31, 2000 levels. Inventories decreased because of management's intention to control production and reverse the build up of inventories that had occurred in the last half of last year. The current ratio increased to 2.2 at June 30, 2001 from 2.0 at December 31, 2000.

The ratio of total debt to total capital employed remained low by Company historical standards at 20.4% compared to 23.4% at December 31, 2000. The June 2001 ratio was the lowest ratio in the last fifteen years. During the first six months of 2001, the Company provided $12.1 million cash by operating activities. Although the Company provided $25.1 million cash from operating activities in 2000, that was unusually high; it is normal for the Company to provide less cash in the first six months and much more in the last six months. Management expects operating activities to provide more cash during the last half of 2001 than were provided in the first half.

Cash used in investing activities is comprised of normal purchases of plant and equipment. Purchases of plant and equipment in the first six months of 2001 were $11.1 million, or $2.9 million less than the first six months of 2000.

In the second quarter of 2000 the Company obtained a $7.6 million industrial revenue bond to finance a plant expansion and paint line at one of the divisions. Also, the Company has plans to spend approximately $30 million to build and relocate into a new 300,000 square foot HID (high intensity discharge) manufacturing plant in San Marcos, Texas, replacing current multiple facilities. Both of these projects are on hold until the economy and the Company's sales strengthen.

Cash used in financing activities during the first six months of 2001 was $4.8 million, with a net decrease in debt of $6.4 million and $1.6 million provided by stock options exercised. Very little treasury stock has been purchased in 2001 under the share repurchase program that expired on February 22 or the new program announced on April 25. The Company can repurchase up to 5% or approximately 670,000 shares of its outstanding common stock over a period of twelve months.

The Company has a $150 million revolving credit facility with Bank of America that matures in August 2003. At June 30, 2001 the Company had no borrowings and $45.9 million in outstanding letters of credit under this facility. The Company's long-term debt at June 30, 2001 consisted of $18.7 million in Canadian dollar notes from the Ledalite acquisition, $22.3 million payable to Thomas Industries Inc., $18.1 million in industrial revenue bonds, and $1.7 million in capital leases and other. The Company is in compliance with all of its debt covenants.

Management believes that currently available cash and borrowing facilities, combined with internally generated funds, will be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future. The Company continues to seek opportunities to acquire businesses that fit its strategic growth plans. Management believes adequate financing for any such investments will be available through future borrowings.

For the second quarters of 2001 and 2000, 14.9% and 12.9%, respectively, of the Company's net sales were generated from operations in Canada. For the first six months of 2001 and 2000, 14.4% and 12.6%, respectively, of the Company's net sales were generated from operations in Canada. In addition, the Company has production facilities in Mexico. International operations are subject to fluctuations in currency exchange rates. The Company monitors its currency exposure in each country, but does not actively hedge or use derivative financial instruments to manage exchange rate risk. Management cannot predict future foreign currency fluctuations, which have and will continue to affect the Company's balance sheet and results of operations.

FORWARD-LOOKING STATEMENTS
--------------------------

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of August 10, 2001 by the undersigned thereunto duly authorized.



THE GENLYTE GROUP INCORPORATED
------------------------------
         (Registrant)



/s/ LARRY K. POWERS
------------------------------
Larry K. Powers
Chairman, President and Chief Executive Officer




/s/ WILLIAM G. FERKO
------------------------------
William G. Ferko
V. P. Finance, CFO and Treasurer