Form 10-Q
period 2001-09-30
GENLYTE GROUP INC
filed 2001-11-13
CIK 833076

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 29, 2001

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock as of November 8, 2001 was 13,405,051.

--------------------------------------------------------------------------------

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 29, 2001


                                    CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated Statements of Income for the three
         months ended September 29, 2001 and September 30, 2000................1

         Consolidated Statements of Income for the nine
         months ended September 29, 2001 and September 30, 2000................2

         Consolidated Balance Sheets as of
         September 29, 2001 and December 31, 2000..............................3

         Consolidated Statements of Cash Flows for the nine
         months ended September 29, 2001 and September 30, 2000................4

         Notes to Consolidated Interim Financial Statements....................5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.........................10


PART II. OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........15

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................15

         Signatures...........................................................16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                               2001       2000
                                                             --------   --------

Net sales                                                    $251,348   $259,292

   Cost of sales                                              162,823    169,191
                                                             --------   --------

Gross profit                                                   88,525     90,101

   Selling and administrative expenses                         62,586     64,658

   Amortization of goodwill and other intangible assets         1,503      1,098
                                                             --------   --------

Operating profit                                               24,436     24,345

   Interest expense, net of interest income                       678        587

   Minority interest                                            7,083      7,086
                                                             --------   --------

Income before income taxes                                     16,675     16,672

   Income tax provision                                         6,672      6,801
                                                             --------   --------

Net income                                                   $ 10,003   $  9,871
                                                             ========   ========

Earnings per share

   Basic                                                     $   0.75   $   0.73

   Diluted                                                   $   0.74   $   0.73


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                               2001       2000
                                                             --------   --------

Net sales                                                    $753,985   $758,866

   Cost of sales                                              489,458    497,887
                                                             --------   --------

Gross profit                                                  264,527    260,979

   Selling and administrative expenses                        192,983    191,551

   Amortization of goodwill and other intangible assets         4,502      3,217
                                                             --------   --------

Operating profit                                               67,042     66,211

   Interest expense, net of interest income                     2,922      2,127

   Minority interest                                           19,375     19,351
                                                             --------   --------

Income before income taxes                                     44,745     44,733

   Income tax provision                                        17,900     18,587
                                                             --------   --------

Net income                                                   $ 26,845   $ 26,146
                                                             ========   ========

Earnings per share

   Basic                                                     $   2.02   $   1.92

   Diluted                                                   $   1.99   $   1.91


              The accompanying notes are an integral part of these
                        consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 29, 2001 AND DECEMBER 31, 2000
                             (Dollars in thousands)

                                                         (Unaudited)
                                                          9/29/2001   12/31/2000
                                                          ---------   ----------

Assets:
Current Assets:
   Cash and cash equivalents                              $  58,136    $  23,785
   Accounts receivable, less allowance for doubtful
      accounts of $11,138 and $11,014, respectively         153,878      142,784
   Inventories:
      Raw materials                                          51,132       55,651
      Work in process                                        12,890       13,484
      Finished goods                                         72,643       82,122
                                                          ---------    ---------
   Total inventories                                        136,665      151,257
   Other current assets                                      31,859       29,899
                                                          ---------    ---------
Total current assets                                        380,538      347,725
Property, plant and equipment, at cost                      362,033      349,239
   Less: accumulated depreciation and amortization          253,158      236,238
                                                          ---------    ---------
Net property, plant and equipment                           108,875      113,001
Goodwill, net of accumulated amortization                   136,695      140,312
Other assets                                                 31,802       34,845
                                                          ---------    ---------
Total Assets                                              $ 657,910    $ 635,883
                                                          =========    =========

Liabilities & Stockholders' Investment:
Current Liabilities:
   Current portion of long-term debt                      $   2,533    $   2,661
   Accounts payable                                          85,463       96,794
   Accrued expenses                                          76,212       76,096
                                                          ---------    ---------
Total current liabilities                                   164,208      175,551
Long-term debt                                               62,300       66,652
Deferred income taxes                                        34,292       32,508
Minority interest                                           123,310      111,000
Other liabilities                                            19,317       23,007
                                                          ---------    ---------
Total liabilities                                           403,427      408,718
Stockholders' Investment:
   Common stock                                                 134          133
   Additional paid-in capital                                10,096        7,557
   Retained earnings                                        216,456      189,611
   Accumulated other comprehensive income                    27,797       29,864
                                                          ---------    ---------
Total stockholders' investment                              254,483      227,165
                                                          ---------    ---------
Total Liabilities & Stockholders' Investment              $ 657,910    $ 635,883
                                                          =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         2001        2000
                                                                       --------    --------
Cash Flows From Operating Activities:
Net income                                                             $ 26,845    $ 26,146
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                         23,163      20,337
   Net (gain) loss from disposals of plant and equipment                     (4)        578
   Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                               (10,237)     (9,575)
      Inventories                                                        15,940      (2,628)
      Other current assets                                               (1,960)       (924)
      Other assets                                                        3,493         890
      Accounts payable and accrued expenses                             (11,955)       (914)
      Deferred income taxes                                               1,784         (65)
      Minority interest                                                  12,310      11,083
      Other liabilities                                                  (3,690)       (297)
   All other, net                                                         1,095         683
                                                                       --------    --------
Net cash provided by operating activities                                56,784      45,314
                                                                       --------    --------
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired                                       (2,900)     (6,173)
Purchases of plant and equipment                                        (14,747)    (19,520)
                                                                       --------    --------
Cash used in investing activities                                       (17,647)    (25,693)
                                                                       --------    --------
Cash Flows From Financing Activities:
Increase in short-term borrowings                                            --         (30)
Proceeds from long-term debt                                             13,999      12,600
Reduction of long-term debt                                             (18,479)     (1,326)
Purchases of treasury stock                                                (375)    (11,155)
Stock options exercised                                                   2,136         988
                                                                       --------    --------
Net cash provided by (used in) financing  activities                     (2,719)      1,077
                                                                       --------    --------
Effect of exchange rate changes on cash and cash equivalents             (2,067)     (1,410)
                                                                       --------    --------
Net increase in cash and cash equivalents                                34,351      19,288
Cash and cash equivalents at beginning of period                         23,785      22,660
                                                                       --------    --------
Cash and cash equivalents at end of period                             $ 58,136    $ 41,948
                                                                       ========    ========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
   Interest, net of interest received                                  $  3,257    $  1,934
   Income taxes, net of refunds of $2,841 in 2001 and $362 in 2000     $  9,117    $ 20,817


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 29, 2001
                             (Dollars in thousands)
                                   (Unaudited)


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

         The results of operations for the nine-month period ended September 29, 2001 are not necessarily indicative of the results to be expected for the full year.

2.       Use of Estimates
         ----------------

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3.       Comprehensive Income
         --------------------

         For the three months ended September 29, 2001 and September 30, 2000:

                                                                    2001         2000
                                                                  --------     --------
                  Net income                                      $ 10,003     $  9,871
                  Gain (loss) on foreign currency translation       (1,802)        (543)
                                                                  --------     --------
                  Total comprehensive income                      $  8,201     $  9,328
                                                                  ========     ========

         For the nine months ended September 29, 2001 and September 30, 2000:

                                                                    2001         2000
                                                                  --------     --------
                  Net income                                      $ 26,845     $ 26,146
                  Gain (loss) on foreign currency translation       (2,067)      (1,410)
                                                                  --------     --------
                  Total comprehensive income                      $ 24,778     $ 24,736
                                                                  ========     ========

4.       Earnings Per Share
         ------------------

         The calculation of the average common shares outstanding assuming dilution for the three months ended September 29, 2001 and September 30, 2000 follows (amounts in thousands):

                                                                           2001       2000
                                                                          ------     ------
                  Average common shares outstanding                       13,388     13,456
                  Incremental common shares issuable:
                     Stock option plans                                      166        118
                                                                          ------     ------
                  Average common shares outstanding assuming dilution     13,554     13,574
                                                                          ======     ======

         The calculation of the average common shares outstanding assuming dilution for the nine months ended September 29, 2001 and September 30, 2000 follows (amounts in thousands):

                                                                           2001       2000
                                                                          ------     ------
                  Average common shares outstanding                       13,321     13,606
                  Incremental common shares issuable:
                     Stock option plans                                      138        118
                                                                          ------     ------
                  Average common shares outstanding assuming dilution     13,459     13,724
                                                                          ======     ======

5.       Acquisition of Entertainment Technology
         ---------------------------------------

         The Company acquired the assets of Entertainment Technology, Incorporated ("ET"), a subsidiary of privately held Rosco Laboratories, Inc. of Stamford CT., on August 31, 2001. ET is a manufacturer of entertainment lighting equipment and controls. Products include the Intelligent Power System line of theatrical dimming equipment and the family of Horizon lighting controls. The purchase price of $3,000, minus a holdback of $100 to cover potentially unrealizable inventory, plus the assumption of $549 of liabilities, was funded from cash on hand.

         The ET acquisition is accounted for using the purchase method of accounting. The preliminary determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) of $1,295 is not being amortized, in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". (See note 8.) The determination of the fair market value as reflected in the balance sheet is subject to change, with a final determination no later than one year after the acquisition date. The operating results of ET have been included in the Company's consolidated financial statements since the date of acquisition.

6.       Acquisition of Translite Sonoma
         -------------------------------

         The Company acquired Translite Limited ("Translite Sonoma"), a San Carlos, California based manufacturer of low-voltage cable and track lighting systems and decorative architectural glass lighting, which had recently merged with Sonoma Lighting Limited, another manufacturer of decorative architectural glass lighting, on September 14, 2000. The Company purchased all of the outstanding capital stock of Translite Limited for $6,427 (including costs of acquisition), borrowing $5,000 from the revolving credit facility and funding the remainder from cash on hand.

         The Translite Sonoma acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of net assets acquired (goodwill) of $6,952 is being amortized on a straight-line basis over 30 years. The goodwill value exceeds the purchase price because of additional liabilities assumed for taxes and restructuring costs.

         The operating results of Translite Sonoma have been included in the Company's consolidated financial statements since the date of acquisition. On an unaudited pro forma basis, assuming the acquisition had occurred at the beginning of 2000, the Company's results would have been:

                                                     Nine Months Ended
                                                  9/29/2001     9/30/2000
                                                    Actual      Pro Forma
                                                  ---------     ---------

                           Net sales              $ 753,985     $ 765,678
                           Net income                26,845        26,243
                           Earnings per share     $    1.99     $    1.92

         The pro forma results do not purport to state exactly what the Company's results of operations would have been had the acquisition in fact been consummated as of the assumed date and for the period presented, nor are they necessarily indicative of future consolidated results.

7.       Segment Reporting
         -----------------

         The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Inter-segment sales are eliminated in consolidation and therefore not presented in the table below. For the three months ended September 29, 2001 and September 30, 2000:

                                                           Industrial
                                   Commercial  Residential  and Other     Total
                                   ----------  -----------  ---------     -----
                  2001
                  Net sales         $183,791    $ 33,303    $ 34,254    $251,348
                  Operating profit  $ 17,524    $  3,289    $  3,623    $ 24,436

                  2000
                  Net sales         $183,386    $ 34,519    $ 41,387    $259,292
                  Operating profit  $ 17,890    $  2,712    $  3,743    $ 24,345

         For the nine months ended September 29, 2001 and September 30, 2000:

                                                           Industrial
                                   Commercial  Residential  and Other     Total
                                   ----------  -----------  ---------     -----
                  2001
                  Net sales         $548,009    $101,073    $104,903    $753,985
                  Operating profit  $ 49,336    $  8,790    $  8,916    $ 67,042

                  2000
                  Net sales         $540,767    $105,042    $113,057    $758,866
                  Operating profit  $ 48,507    $  7,454    $ 10,250    $ 66,211

         The Company has operations throughout North America. Information about the Company's operations by geographical area for the three months ended September 29, 2001 and September 30, 2000 follows. Foreign balances represent sales and profit from Canadian operations.

                                       United
                                       States      Foreign     Total
                                      --------    --------    --------
                  2001
                  Net sales           $209,796    $ 41,552    $251,348
                  Operating profit    $ 18,712    $  5,724    $ 24,436

                  2000
                  Net sales           $222,800    $ 36,492    $259,292
                  Operating profit    $ 18,810    $  5,535    $ 24,345

         Information about the Company's operations by geographical area for the nine months ended September 29, 2001 and September 30, 2000 follows.

                                       United
                                       States      Foreign     Total
                                      --------    --------    --------
                  2001
                  Net sales           $639,966    $114,019    $753,985
                  Operating profit    $ 55,118    $ 11,924    $ 67,042

                  2000
                  Net sales           $659,458    $ 99,408    $758,866
                  Operating profit    $ 54,859    $ 11,352    $ 66,211

         The increase in net sales from foreign operations, and a corresponding decrease in net sales from U.S. operations, is primarily attributable to the transfer of production for the Ledalite division from Kent, Washington to Langley, British Columbia in order to reduce cost. In 2000 these sales were categorized as U.S. sales, and in 2001 they are categorized as foreign sales.

         No material changes have occurred in total assets since December 31, 2000.

8.       New Accounting Standards
         ------------------------

         In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 eliminates the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also requires intangible assets acquired in a business combination to be recognized separately from goodwill. SFAS No. 141 is expected to have no future impact on the Company's financial position or results of operations with respect to business combination transactions that have occurred prior to June 30, 2001. The primary impact to the Company will be in the allocation of the purchase price of any future acquisitions between goodwill and other intangible assets.

         SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for upon their acquisition and afterwards. The Company is currently analyzing the impact of this statement, which is required to be adopted January 1, 2002. The primary impact of SFAS No. 142 on the Company is that existing goodwill and intangible assets with indefinite lives will no longer be amortized beginning in 2002. The Company has no intangible assets with indefinite lives, but has goodwill with a gross book value of $171 million at September 29, 2001. Intangible assets with finite lives will continue to be amortized, and the Company has $23 million of such assets at September 29, 2001, consisting primarily of license and non-competition agreements. Instead of amortization, goodwill will be subject to an assessment for impairment by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If the carrying amount of goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

         Management estimates that, based on September 29, 2001 goodwill balances, the Company will report lower amortization of goodwill and other intangible assets and higher operating profit of approximately $1.3 million per quarter or $5.2 million annually. Management has not yet determined its methodology for measuring goodwill impairment and therefore whether any goodwill impairment losses are likely to be recorded upon adoption of SFAS No. 142.

9.       Reclassifications
         -----------------

         In compliance with Emerging Issues Task Force issue 00-10, the Company began in the fourth quarter of 2000 to include in net sales all amounts billed to customers that relate to shipping and handling. Previously, such revenue was netted against the related costs, which were classified as selling and administrative expenses. Prior year amounts have been reclassified to conform to the current year presentation, with the effect of increasing net sales and increasing selling and administrative expenses by $1,984 and $5,567 for the three months and nine months ended September 30, 2000, respectively. Also in the fourth quarter of 2000, the Company began to show amortization of goodwill and other intangible assets as a separate line item in the consolidated statements of income. Prior year amounts again have been reclassified to conform to the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

Comparison of Third Quarter 2001 to Third Quarter 2000
------------------------------------------------------

Net sales for the third quarter of 2001 were $251.3 million, a decrease of 3.1% compared to 2000 third quarter net sales of $259.3 million. Sales for the third quarter of 2001 included Translite Sonoma and Chloride Systems, which were purchased in September and October, respectively, of 2000. Without these two acquisitions, sales for the third quarter of 2001 would have been 6.8% less than the third quarter of 2000.

Third quarter sales through August were higher in 2001 than 2000, but sales for the month of September were 8.9% below September 2000. None of the Company's employees or facilities was directly impacted by the terrorist attacks on September 11, but New York and Washington D.C. are two of the Company's largest markets, and September sales decreased significantly in those markets. More broadly, shipments and orders were negatively impacted by lower customer confidence and construction project delays. The operations in Mexico and Canada experienced shipping disruptions at the U.S. borders. In addition, the weakening of the Canadian dollar during the third quarter of 2001 compared to the third quarter of 2000 decreased U.S. dollar sales of Canadian operations approximately $1.7 million.

In September 2001, the Company made a year-to-date adjustment of approximately $2 million to reduce sales, with a corresponding reduction in selling and administrative expenses, to reclassify certain sales rebates. Management identified inconsistent treatment between divisions, and the reclassification conformed all divisions to report sales rebates as sales deductions. Prior year sales and selling and administrative expenses were not reclassified.

Net income for the third quarter of 2001 was $10,003,000 ($0.74 per share), an increase of 1.3% over the third quarter 2000 net income of $9,871,000 ($0.73 per share). Without the acquisitions of Translite Sonoma and Chloride Systems, net income for the third quarter of 2001 would have been $9,754,000, a decrease of 1.2% from the third quarter of 2000.

Cost of sales for the third quarter of 2001 was 64.8% of net sales, compared to 65.2% in the third quarter of 2000. Conversely, gross margin for the first nine months of 2001 was 35.2% of sales, compared to 34.8% in the first nine months of 2000. The Company has realized some raw materials cost savings, particularly in aluminum, steel, and ballasts. In addition, a favorable sales mix, with more specification business, has contributed to improved gross margins. In general, divisions with gross margins above the Company average increased sales over the third quarter of last year, and divisions with gross margins below the Company average decreased sales.

Selling and administrative expenses for the third quarter of 2001 were 24.9% of net sales, compared to 24.9% in the third quarter of 2000. However, excluding the $2 million reclassification of sales rebates mentioned above, selling and administrative expenses for the third quarter of 2001 would have been 25.5% of net sales.

The increase as a percentage of net sales is a result of the semi-fixed nature of a majority of these expenses. Although the expenses have been essentially flat, they have increased as a percentage because of declining sales.

Net interest expense increased 15.5% to $678,000 in the third quarter of 2001 from $587,000 in the third quarter of 2000. The increase was the result of a 21% increase in the average level of net debt (total debt minus cash and cash equivalents), offset by lower interest rates. The increase in debt was primarily to fund an increase in working capital in the first quarter of 2001 and to issue an industrial revenue bond to fund a planned expansion of the fluorescent lighting plant in Sparta, Tennessee.

The effective tax rate was 40.0% for the third quarter of 2001 compared to 40.8% for the third quarter of 2000. The decrease in the effective rate is in part due to lower Canadian tax rates and reduced effective state tax rates. The apportionment of income among states has changed because of recent acquisitions and restructuring of legal entities.

Comparison of First Nine Months 2001 to First Nine Months 2000
--------------------------------------------------------------

Net sales for the first nine months of 2001 were $754.0 million, a decrease of 0.6% compared to net sales of $758.9 million in the first nine months of 2000. Sales for the first nine months of 2001 included Translite Sonoma and Chloride Systems. Without these two acquisitions, sales for the first nine months of 2001 would have been 4.6% less than the first nine months of 2000. The general economic slowdown that began in the fourth quarter of 2000 has impacted the Company's sales in the commercial and industrial markets, and the terrorist attacks in September exacerbated the weakness in these markets. Also, the weakening of the Canadian dollar during the first nine months of 2001 compared to the first nine months of 2000 decreased U.S. dollar sales of Canadian operations approximately $5.1 million.

In September 2001, the Company made a year-to-date adjustment of approximately $2 million to reduce sales, with a corresponding reduction in selling and administrative expenses, to reclassify certain sales rebates. Management identified inconsistent treatment between divisions, and the reclassification conformed all divisions to report sales rebates as sales deductions. Prior year sales and selling and administrative expenses were not reclassified.

Net income for the first nine months of 2001 was $26,845,000 ($1.99 per share), an increase of 2.7% over the net income of $26,146,000 ($1.91 per share) in the first nine months of 2000. Without the acquisitions of Translite Sonoma and Chloride Systems, net income for the first nine months of 2001 would have been $26,262,000, an increase of 0.4% over the first nine months of 2000.

Cost of sales for the first nine months of 2001 was 64.9% of net sales, compared to 65.6% in the first nine months of 2000. Conversely, gross margin for the first nine months of 2001 was 35.1% of sales, compared to 34.4% in the first nine months of 2000. The Company has realized some raw materials cost savings, particularly in aluminum, steel, and ballasts. In addition, a favorable sales mix, with more specification business, has contributed to improved gross margins. In general, divisions with gross margins above the Company average increased sales over the first nine months of last year, and divisions with gross margins below the Company average decreased sales.

Selling and administrative expenses for the first nine months of 2001 were 25.6% of net sales, compared to 25.2% in the first nine months of 2000. However, excluding the $2 million reclassification of sales rebates mentioned above, selling and administrative expenses for the first nine months of 2001 would have been 25.8% of net sales. The increase as a percentage of net sales was primarily due to increased freight costs during the first quarter and less favorable bad debt provision in the second quarter, as well as a reflection of the semi-fixed nature of many of these costs.

Net interest expense increased 37.4% to $2,922,000 in the first nine months of 2001 from $2,127,000 in the first nine months of 2000. The increase was the result of a 55% increase in the average level of net debt, offset by lower interest rates. The increase in debt was primarily to fund the Translite Sonoma and Chloride Systems acquisitions in late 2000, to fund an increase in working capital in 2001, and to issue an industrial revenue bond to fund a planned expansion of the fluorescent lighting plant in Sparta, Tennessee.

The effective tax rate was 40.0% for the first nine months of 2001 compared to 41.6% for the first nine months of 2000. The decrease in the effective rate is in part due to lower Canadian tax rates and reduced effective state tax rates. The apportionment of income among states has changed because of recent acquisitions and restructuring of legal entities.

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

Net debt decreased to $6.7 million at September 29, 2001, compared to $45.5 million at December 31, 2000. Total debt decreased to $64.8 million at September 29, 2001, compared to $69.3 million at December 31, 2000, while cash and cash equivalents increased to $58.1 million at September 29, 2001, compared to $23.8 million at December 31, 2000. The decrease in total debt was primarily due to payments on the Company's revolving credit facility during the second quarter. During the third quarter, the Company issued a $5 million industrial revenue bond to fund a planned expansion of the fluorescent lighting plant in Sparta, Tennessee.

Working capital at September 29, 2001 was $216.3 million, compared to $172.2 million at December 31, 2000. This increase was primarily due to a $34.4 million increase in cash, an $11.1 million increase in accounts receivable, and an $11.3 million decrease in accounts payable, offset by a $14.6 million decrease in inventories. Accounts receivable increased because of higher sales volume in the third quarter of 2001 vs. the fourth quarter of 2000 and because of an increase in granting extended payment terms to customers. Increased extended payment terms accounted for approximately $5 million of the increase in accounts receivable. Accounts payable decreased because the Company obtained more favorable payment terms at December 31, 2000 and because 2001 purchasing levels have been reduced in order to decrease inventories. Management's efforts to control production and reverse the build-up of inventories that occurred in the last half of 2000 successfully reduced inventories in 2001.

The current ratio increased to 2.3 at September 29, 2001 from 2.0 at December 31, 2000.

The ratio of total debt to total capital employed remained extremely low by Company historical standards at 20.3% compared to 23.4% at December 31, 2000. The September 2001 ratio was the lowest ratio in the last twelve years. During the first nine months of 2001, the Company provided $56.8 million cash by operating activities, compared to $45.3 million provided in the first nine months of 2000. Cash provided by operating activities in the third quarter 2001 of $44.6 million was a record for any quarter in the Company's history.

Cash used in investing activities is comprised of normal purchases of plant and equipment and acquisitions of businesses. Purchases of plant and equipment in the first nine months of 2001 were $14.7 million, or $4.8 million less than the first nine months of 2000. In response to the economic slowdown, management is committing less funds for capital expenditures. Acquisitions represent the purchases of Entertainment Technology in 2001 and Translite Sonoma in 2000.

In the second quarter of 2000 the Company obtained a $7.6 million industrial revenue bond to finance a plant expansion and paint line at the plant in Littlestown, Pennsylvania. Also, the Company has plans to spend approximately $30 million to build and relocate into a new 300,000 square foot HID (high intensity discharge) manufacturing plant in San Marcos, Texas, replacing current multiple facilities. Both of these projects are on hold until the economy and the Company's sales strengthen.

Cash used in financing activities during the first nine months of 2001 was $2.7 million, with a net decrease in debt of $4.5 million and $2.1 million provided by stock options exercised. In addition, the Company purchased 14,000 shares of treasury stock for $375,000 in the third quarter. The Company can repurchase up to 5%, or approximately 670,000 shares of its outstanding common stock, under a plan that expires in April 2002.

The Company's long-term debt at September 29, 2001 consisted of $18.1 million in Canadian dollar notes from the Ledalite acquisition, $22.3 million payable to Thomas Industries Inc., $23.1 million in industrial revenue bonds, and $1.3 million in capital leases and other. The Company is in compliance with all of its debt covenants. The Company has a $150 million revolving credit facility with eight banks that matures in August 2003. At September 29, 2001 the Company had no borrowings and $45.9 million in outstanding letters of credit under this facility. The letters of credit serve to guarantee the Canadian dollar notes and industrial revenue bonds as well as insurance reserves.

Of the cash and cash equivalents balances, $12.5 million and $7.5 million at September 29, 2001 and December 31, 2000, respectively, represented funds in trusts relating to the industrial revenue bonds for the Littlestown, Pennsylvania and Sparta, Tennessee projects. As expenditures are made for these projects, funds will be drawn from the respective trusts.

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

For the third quarters of 2001 and 2000, 16.5% and 14.1%, respectively, of the Company's net sales were generated from operations in Canada. For the first nine months of 2001 and 2000, 15.1% and 13.1%, respectively, of the Company's net sales were generated from operations in Canada. In addition, the Company has production facilities in Mexico. International operations are subject to fluctuations in currency exchange rates. The Company monitors its currency exposure in each country, but does not actively hedge or use derivative financial instruments to manage exchange rate risk. Management cannot predict future foreign currency fluctuations, which have and will continue to affect the Company's balance sheet and results of operations.

FORWARD-LOOKING STATEMENTS
--------------------------

The statements in this document with respect to future results, future expectations, performance, and achievements, and plans for future activities may be regarded as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and actual results, performance, achievements, and activities may differ materially from those currently expected. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements, or any facts, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of November 12, 2001 by the undersigned thereunto duly authorized.



THE GENLYTE GROUP INCORPORATED
------------------------------
         (Registrant)




/s/ LARRY K. POWERS
------------------------------------------------
Larry K. Powers
Chairman, President, and Chief Executive Officer




/s/ WILLIAM G. FERKO
------------------------------------------------
William G. Ferko
Vice President, Chief Financial Officer, and Treasurer