Form 10-K
period 2001-12-31
GENLYTE GROUP INC
filed 2002-03-20
CIK 833076

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2001

Commission file number: 0-16960

THE GENLYTE GROUP INCORPORATED
4360 Brownsboro Road
Louisville, Kentucky 40207
(502) 893-4600

Incorporated in Delaware	I.R.S. Employer Identification No. 22-2584333

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	NASDAQ National Market System

        Number of shares of Common Stock (par value $.01 per share) outstanding as of March 11, 2002: 13,452,626.

        Aggregate market value of Common Stock (par value $.01 per share) held by non-affiliates on March 11, 2002: $466,133,491.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of Annual Report to Stockholders for the year ended December 31, 2001	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2002	Part III

PART I

ITEM 1. BUSINESS

        The Genlyte Group Incorporated ("Genlyte") was incorporated in the State of Delaware in 1985. On August 30, 1998, Genlyte and Thomas Industries Inc. ("Thomas") completed the combination of the business of Genlyte with the lighting business of Thomas ("Thomas Lighting"), in the form of a limited liability company named Genlyte Thomas Group LLC ("GTG"). Genlyte contributed substantially all of its assets and liabilities to GTG and received a 68% interest in GTG. Thomas contributed substantially all of the assets and certain related liabilities of Thomas Lighting and received a 32% interest in GTG. For more information regarding the formation of GTG, see note 3 in the "Notes to Consolidated Financial Statements" section of Genlyte's 2001 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

        Throughout this Form 10-K, the term "Company" as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and all majority-owned subsidiaries.

        The Company designs, manufactures, markets, and sells lighting fixtures and controls for a wide variety of applications in the commercial, residential, and industrial markets in North America. The Company operates in these three industry segments through the following divisions: Capri/Omega, Chloride Systems, Controls, Crescent, Day-Brite, Gardco, Hadco, Lightolier, Stonco, Thomas Residential, and Wide-Lite in the United States, and Canlyte, Ledalite, Lumec, and Thomas Lighting Canada in Canada. The Company markets its products under the following brand names:

In the U.S.	—	Bronzelite, Capri, Chloride Systems, Crescent, Day-Brite, Electro/Connect, Emco, Entertainment Technology, ExceLine, Fibre Light, Forecast, Gardco, Hadco, Ledalite, LightGuard, Lightolier, Lightolier Controls, Lumec, Lumec-Schreder, Matrix, mcPhilben, Omega, Starlight, Stonco, Thomas, Translite Sonoma, Wide-Lite, and ZED.
In Canada	—	All of the above plus C&M, CFI Fluorescent, Horizon, Keene-Widelite, Lite Energy, Prodel, and Uniglo.

        The Company's products primarily utilize incandescent, fluorescent, and high-intensity discharge (HID) light sources and are marketed primarily to distributors who resell the products for use in new commercial, residential, and industrial construction as well as in remodeling existing structures.

        Because the Company does not principally sell directly to the end-user of its products, management cannot determine precisely the percentage of its revenues derived from the sale of products installed in each type of building or the percentage of its products sold for new construction versus remodeling. The Company's sales, like those of the lighting fixture industry in general, depend significantly on the level of activity in new construction and remodeling.

Financial Information About Industry Segments

        Financial information about the Company's industry segments for the last three fiscal years is set forth in note 19 in the "Notes to Consolidated Financial Statements" section of Genlyte's 2001 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

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

        The Company's products are marketed by independent sales representatives and Company direct sales personnel who sell to distributors, electrical wholesalers, mass merchandisers, and national accounts. In addition, the Company's products are promoted through architects, engineers, contractors, and building owners. The fixtures are principally sold throughout the United States and Canada.

Raw Materials Sources & Availability

        The Company purchases large quantities of raw materials and components—mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons—from multiple sources. No significant supply problems have been encountered in recent years. Relationships with vendors have been satisfactory.

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

Seasonal Effects on Business

        There are no predictable significant seasonal effects on the Company's results of operations.

Working Capital

        The Company has no significant business practices counter to lighting industry practices that affect working capital. The Company's terms of collection vary but are generally consistent with lighting industry practices. The Company attempts to keep inventory levels at the minimum required to satisfy customer requirements.

Backlog

        Backlog was $94,989,000 as of December 31, 2001; $95,887,000 as of December 31, 2000; and $102,080,000 as of December 31, 1999. Substantially all the backlog at December 31, 2001 is expected to be shipped in 2002.

Competition

        The Company's products span major market segments in the lighting industry and therefore compete in a number of different markets with numerous competitors for each type of fixture. The principal measures of competition in indoor and outdoor fixtures for the commercial, residential, and industrial segments are price, service, design, and product quality and performance.

Research and Development

        The Company continues to develop new products to provide innovative lighting solutions to meet the needs of its customers. Costs incurred for research and development activities, as determined in accordance with generally accepted accounting principles, were $9,359,000; $8,510,000; and $8,086,000; during 2001, 2000, and 1999, respectively.

Employees

        At December 31, 2001, the Company employed 3,343 union and nonunion production workers and 1,971 engineering, administrative, and sales personnel, for a total of 5,314 employees. Several of the collective bargaining agreements, covering 294 employees, which is 10.8% of the union employees and 5.5% of the total employees, will expire in 2002. Relationships with unions have been satisfactory. Expiration and re-negotiation of collective bargaining agreements is not expected to have a significant impact on 2002 production.

International Operations

        The Company has international operations in Canada and Mexico. Financial information about the Company's operations by geographical area for the last three fiscal years is set forth in note 20 in the "Notes to Consolidated Financial Statements" section of Genlyte's 2001 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference. Management generally believes that there are no substantial differences in business risks with these international operations compared with domestic operations, although the Company is subject to different economic uncertainties in its foreign operations and is subject to foreign currency exchange fluctuations.

Disclosure Regarding Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in Items 1, 2, 3, 7 and 8 of this Form 10-K includes information that is forward looking. The matters referred to in such information could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, new building construction cycles, the impact of seasonal weather conditions on construction activity, currency exchange rates, the level and volatility of interest rates, economic and political conditions in international markets, including civil unrest, government changes, and restrictions on the ability to transfer capital across borders, the impact of legislative enactments, regulatory action and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described in this Form 10-K.

ITEM 2. PROPERTIES

        The leased Corporate office of the Company is located in Louisville, Kentucky. Because of the large number of individual locations and the diverse nature of the operating facilities, specific description of each property owned and leased by the Company is neither practical nor meaningful to an understanding of the Company's business. All of the buildings are of steel, masonry, or concrete construction, are maintained and generally in good working condition, generally provide adequate and suitable space for the operations of each location, and provide sufficient capacity for present and foreseeable future needs. A summary of the Company's property follows:

Nature of Facilities	25 Owned Facilities Total Square Feet	53 Leased Facilities Total Square Feet	78 Combined Facilities Total Square Feet
Manufacturing Plants	1,848,000	449,000	2,297,000
Warehouses	1,112,000	522,000	1,634,000
Administrative Offices	330,000	165,000	495,000
Sales Offices	—	61,000	61,000
Other	96,000	63,000	159,000

Total	3,386,000	1,260,000	4,646,000

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

        Discovery, which has been ongoing since 1999, is scheduled to be completed in April 2002. Furthermore, at a hearing held on March 19, 2002, the Court set January 13, 2003 as the trial date for the entire action. Genlyte believes that it has meritorious defenses to the adversary proceeding and is defending said action vigorously.

        Additionally, the Company is a defendant and/or potentially responsible party, with other companies, in actions and proceedings under state and Federal environmental laws, including the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the stockholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a.
Genlyte's common stock is traded on the NASDAQ National Market System under the symbol "GLYT." Data regarding market price of Genlyte's common stock is included in note 21 in the "Notes to Consolidated Financial Statements" section of Genlyte's 2001 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

b.
The number of common equity security holders is as follows:
Title of Class	Number of Holders of Record as of Year-end 2001
Common Stock, par value $.01 per share	1,161
c.
Information concerning Preferred Stock Purchase Rights is included in note 11 in the "Notes to Consolidated Financial Statements" section of Genlyte's 2001 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The information required for this item is included in Genlyte's 2001 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Reference is made to the "Management's Discussion and Analysis" section of Genlyte's 2001 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk for interest rates, prices of raw materials and component parts, and foreign currency exchange rates in the operation of its business. Each of these risks is discussed below.

        The Company earns interest income on its cash and cash equivalents and pays interest expense on its long-term debt. Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations. However, because of its net cash position (cash and cash equivalents exceed total debt) and the current low level of interest rates, management currently believes this risk is not material to the Company's operating results. Interest rates on short-term investments cannot decrease much further, and an increase in interest rates would result in an increase in interest income exceeding the increase in interest expense. Based upon December 31, 2001 debt levels, a hypothetical 1% increase in interest rates would result in an annualized increase of approximately $403,000 in interest expense, and a greater increase in interest income. The estimated increase is based upon no change in the volume or composition of debt at December 31, 2001. A significant increase in debt could make the risk of interest rate fluctuations material to the Company's operating results. The Company does not use derivative financial products such as interest rate hedges or swaps.

        The Company purchases large quantities of raw materials and components—mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons. The Company's operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No consequential supply problems have been encountered in recent years. Price risk for these materials is related to increases in commodity items that effect all users of the materials, including our competitors. In recent years, few of these materials have had volatile prices, and the primary price trend has been slightly downward. Historically, the Company has attempted to pass along significant price increases in these materials in industry-wide price adjustments to customers, to mitigate the Company's exposure to supplier price fluctuations. However, such price adjustments are subject to competitive pressure. The Company does not actively hedge or use derivative instruments to manage its risk in this area.

        In 2001, approximately 15% of the Company's net sales were generated from operations in Canada, the majority of which were products manufactured and sold within Canada. As of December 31, 2001, approximately 21% of the Company's total assets were in Canada. The Company's financial condition and operating results are affected by changes in Canadian dollar exchange rates, but management does not regard this risk as material and, therefore, does not actively hedge or use derivative instruments to manage risk in this area. Foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders' equity and do not affect net income, were a charge of $2,397,000 in 2001, a charge of $1,360,000 in 2000, and a credit of $1,654,000 in 1999. Gains and losses resulting from foreign currency transactions, which do affect net income, were a pre-tax gain of $88,000 in 2001, a pre-tax loss of $80,000 in 2000, and a pre-tax loss of $241,000 in 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" sections of Genlyte's 2001 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required with respect to the Directors of Genlyte is included in the "Election of Director" section of the Proxy Statement for the 2002 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required with respect to executive compensation is included in the "Compensation of Directors" and "Compensation Committee Report on Executive Compensation" sections of the Proxy Statement for the 2002 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required with respect to security ownership is included in the "Voting Securities and Principal Holders Thereof" section of the Proxy Statement for the 2002 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required with respect to relationships and related transactions is included in the "Compensation Committee Interlocks and Insider Participation" and "Voting Securities and Principal Holders Thereof" sections of the Proxy Statement for the 2002 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)	1)	FINANCIAL STATEMENTS
		The following information is incorporated herein by reference to Genlyte's 2001 Annual Report to Stockholders (Exhibit 13 hereto):
		Report of Independent Public Accountants
		Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999
		Consolidated Balance Sheets as of December 31, 2001 and 2000
		Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999
		Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999
		Notes to Consolidated Financial Statements
	2)	FINANCIAL STATEMENT SCHEDULE
		Report of Independent Public Accountants on Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999

		Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.
b)
REPORTS ON FORM 8-K

        There were no reports on Form 8-K for the three months ended December 31, 2001.

  A Form 8-K was filed on January 30, 2002, providing a preliminary release of the Company's comparative consolidated financial statements as of and for the year ended December 31, 2001, without footnotes and without the auditor's opinion.

c)
EXHIBITS

Description		Incorporated by Reference to
—	Master Transaction Agreement dated April 28, 1998 by and between Thomas and Genlyte	Exhibit 2.1 to Genlyte's Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
—	Limited Liability Company Agreement of GT Lighting, LLC (now named Genlyte Thomas Group LLC) dated April 28, 1998 by and among Thomas, Genlyte and GTG	Exhibit 2.2 to Genlyte's Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
—	Capitalization Agreement dated April 28, 1998 by and among GTG and Thomas and certain of its affiliates	Exhibit 2.3 to Genlyte's Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
—	Capitalization Agreement dated April 28, 1998 by and between GTG and Genlyte	Exhibit 2.4 to Genlyte's Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
—	Amended and Restated Certificate of Incorporation of Genlyte, dated May 9, 1990	Exhibit 3(a) to Genlyte's Form 10-K filed with the Securities and Exchange Commission in March 1993
—	Amended and Restated Certificate of Incorporation of Genlyte, dated August 2, 1988	Exhibit 3(b) to Genlyte's Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
—	Amended and Restated Bylaws of Genlyte, as adopted on May 16, 1988	Exhibit 3(c) to Genlyte's Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
—	Form of Stock Certificate for Genlyte Common Stock	Exhibit 4(a) to Genlyte's Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
—	Loan Agreements between Genlyte and Jobs for Fall River, Inc., dated as of July 13, 1994	Exhibit 4(c) to Genlyte's Form 10-K filed with the Securities and Exchange Commission on March 30, 1995
—	Rights Agreement, dated as September 13, 1999, between Genlyte and The Bank of New York, as Rights Agent,	Exhibit 4.1 to Genlyte's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 15, 1999
—	Credit Agreement between GTG and the applicable banks named therein, dated as of August 30, 1998	Exhibit 10 to Genlyte's Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998
—	Stock Purchase Agreement between Genlyte and purchasers of Genlyte Class B Stock, dated as of June 17, 1988	Exhibit 10(a) to Genlyte's Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

—
	Loan Agreement between Genlyte and the New Jersey Economic Development Authority dated April 1, 1990, replacing the First Mortgage and Security Agreement between the New Jersey Economic Development Authority and KCS Lighting, Inc., dated December 20, 1984 (assigned to and assumed by Genlyte effective December 31, 1986)	Exhibit 10(b) to Genlyte's Form 10-K filed with the Securities and Exchange Commission in March 1991
—
	Loan Agreement between Genlyte and New Jersey Economic Development Authority dated June 1, 1990, replacing the Loan Agreement between KCS Lighting, Inc. and the New Jersey Economic Development Authority, dated December 20, 1984 (assigned to and assumed by Genlyte effective December 31, 1986)	Exhibit 10(c) to Genlyte's Form 10-K filed with the Securities and Exchange Commission in March 1991
—	Financing agreement between Genlyte Thomas Group Nova Scotia ULC and Bank of Montreal, dated December 22, 1999	Exhibit 10(a) to Genlyte's Form 10-K filed with the Securities and Exchange Commission on March 24, 2000
—	Financing agreement between Genlyte Thomas Group Nova Scotia ULC and The Toronto-Dominion Bank, dated December 22, 1999	Exhibit 10(b) to Genlyte's Form 10-K filed with the Securities and Exchange Commission on March 24, 2000
—	Financing agreement between Genlyte Thomas Group Nova Scotia ULC and Royal Bank of Canada, dated December 22, 1999	Exhibit 10(c) to Genlyte's Form 10-K filed with the Securities and Exchange Commission on March 24, 2000
—	Loan agreement between Adams County Industrial Development Authority and GTG, dated as of May 1, 2000	Exhibit 10 (a) to Genlyte's Form 10-K filed with the Securities and Exchange Commission on March 23, 2001
—	Merger and Assumption Agreement, dated as of December 28, 1990, by and between Genlyte and Lightolier	Exhibit 10(d) to Genlyte's Form 10-K filed with the Securities and Exchange Commission in March 1991
—	Management Incentive Compensation Plan	Exhibit 10(i) to Genlyte's Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
—	Genlyte 1988 Stock Option Plan	Exhibit 10(j) to Genlyte's Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
—	Genlyte 1998 Stock Option Plan	Annex A to Genlyte's Proxy Statement (Form DEF 14A) for the 1998 Annual Meeting of Stockholders of Genlyte as filed with the Securities and Exchange Commission on March 23, 1998
—	Tax Sharing Agreement between Genlyte and Bairnco Corporation, dated July 15, 1988	Exhibit 10(k) to Genlyte's Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

—	Financial Statements of Business Acquired and Pro Forma Financial Information related to the formation of GTG	Exhibits 99.1 through 99.16 to Genlyte's Form 8-K/A filed with the Securities and Exchange Commission on November 5, 1998
—	Form of Employment Protection Agreement between Genlyte and certain key executives	Exhibit 99 to Genlyte's Form 10-K filed with the Securities and Exchange Commission on March 26, 1999
Other Exhibits included herein:
10(a)
Lease Agreement between The Industrial Development Board of White County, Tennessee and Genlyte Thomas Group, LLC, dated as of September 1, 2001 and Indenture of Trust between The Industrial Development Board of White County, Tennessee and SunTrust Bank, dated as of September 1, 2001
11	Calculation of Basic and Diluted Earnings per Share
13	Portions of the Annual Report to Stockholders for the year ended December 31, 2001, incorporated herein by reference
21	Subsidiaries of The Genlyte Group Incorporated
23	Consent of Independent Public Accountants
99	Letter from Genlyte to the Securities and Exchange Commission regarding representations of Arthur Andersen LLP

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GENLYTE GROUP INCORPORATED Registrant
Date:	3/20/2002	By:	/s/ WILLIAM G. FERKO William G. Ferko Vice President, CFO & Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Genlyte and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY K. POWERS Larry K. Powers	Chairman President & Chief Executive Officer Director	3/20/2002
/s/ AVRUM I. DRAZIN Avrum I. Drazin	Chairman Emeritus Director	3/20/2002
/s/ DAVID M. ENGELMAN David M. Engelman	Director	3/20/2002
/s/ FRANK METZGER Frank Metzger	Director	3/20/2002
/s/ ZIA EFTEKHAR Zia Eftekhar	Director	3/20/2002
/s/ ROBERT D. NIXON PH.D Robert D. Nixon Ph.D	Director	3/20/2002

Report of Independent Public Accountants on Financial Statement Schedule

To the Genlyte Group Incorporated:

        We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements included in The Genlyte Group Incorporated Annual Report to Stockholders for the year ended December 31, 2001, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 18, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                      /s/ ARTHUR ANDERSEN LLP

Louisville, Kentucky
January 18, 2002

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
($ in thousands)

	Balance at Beginning of Year	Additions From Companies Acquired	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
		(1)	(2)		(3)
Year Ended 12/31/01
Allowance for Doubtful Accounts	$11,014	$229	$424	$(508)	$(1,048)	$10,111
Year Ended 12/31/00
Allowance for Doubtful Accounts	$14,910	$223	$(718)	$—	$(3,401)	$11,014
Year Ended 12/31/99
Allowance for Doubtful Accounts	$10,907	$2,986	$4,113	$824	$(3,920)	$14,910

(1)
The amount in 1999 represents $360 acquired from Ledalite and $2,626 of adjustments to the balance acquired from Thomas Lighting. The amount in 2000 represents $35 acquired from Translite Sonoma and $188 acquired from Chloride Systems. The amount in 2001 represents the amount acquired from Entertainment Technology.

(2)
The amount in 2000 is a credit to income resulting from a reduction in the allowance due to improvement in the quality of accounts receivable.

(3)
Represent uncollectible accounts written off, less recoveries of accounts previously written off.

QuickLinks

CONTENTS
  PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
  Report of Independent Public Accountants on Financial Statement Schedule
THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 ($ in thousands)