Form 10-Q
period 2002-03-30
GENLYTE GROUP INC
filed 2002-04-30
CIK 833076

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 30, 2002

Commission File Number 0-16960

THE GENLYTE GROUP INCORPORATED
AND SUBSIDIARIES

4360 BROWNSBORO ROAD
LOUISVILLE, KY 40207
(502) 893-4600

Incorporated in Delaware	I.R.S. Employer Identification No. 22-2584333

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of shares outstanding of the issuer's common stock as of April 25, 2002 was 13,532,126.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 30, 2002

CONTENTS

PART I.	FINANCIAL INFORMATION
	ITEM 1. FINANCIAL STATEMENTS
	Consolidated Statements of Income for the three months ended March 30, 2002 and March 31, 2001	1
	Consolidated Balance Sheets as of March 30, 2002 and December 31, 2001	2
	Consolidated Statements of Cash Flows for the three months ended March 30, 2002 and March 31, 2001	3
	Notes to Consolidated Interim Financial Statements	4
	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	9
PART II.	OTHER INFORMATION
	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
	ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	13
	Signatures	14
	Exhibit 99.1—Letter from Genlyte to the Securities and Exchange Commission regarding representations of Arthur Andersen LLP.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001
(Amounts in thousands, except per share data)
(Unaudited)

	2002	2001
Net sales	$232,026	$244,101
Cost of sales	151,806	159,448

Gross profit	80,220	84,653
Selling and administrative expenses	59,544	63,578
Amortization of goodwill (Note 3)	—	1,305
Amortization of other intangible assets (Note 3)	222	195

Operating profit	20,454	19,575
Interest expense, net of interest income	219	1,120
Minority interest, net of income taxes	6,038	5,616

Income before income taxes	14,197	12,839
Income tax provision	5,479	5,136

Net income	$8,718	$7,703

Earnings per share:
Basic	$0.65	$0.58
Diluted	$0.64	$0.57
Weighted average number of shares outstanding:
Basic	13,453	13,285

Diluted	13,566	13,410

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 30, 2002 AND DECEMBER 31, 2001
(Amounts in thousands)

	(Unaudited) 3/30/2002	12/31/2001
Assets:
Current Assets:
Cash and cash equivalents	$69,301	$59,789
Accounts receivable, less allowances for doubtful accounts of $10,457 and $10,111, respectively	144,148	141,658
Inventories:
Raw materials	48,361	51,595
Work in process	14,625	13,582
Finished goods	70,766	67,755

Total inventories	133,752	132,932
Deferred income taxes and other current assets	28,040	27,346

Total current assets	375,241	361,725
Property, plant and equipment, at cost	367,778	363,209
Less: accumulated depreciation and amortization	258,592	252,762

Net property, plant and equipment	109,186	110,447
Goodwill, net of accumulated amortization (Note 3)	135,458	135,417
Other intangible assets, net of accumulated amortization (Note 3)	24,823	25,045
Other assets	4,342	5,168

Total Assets	$649,050	$637,802

Liabilities & Stockholders' Equity:
Current Liabilities:
Short-term debt and current maturities of long-term debt	$3,469	$3,284
Accounts payable	81,196	82,314
Accrued expenses	66,810	72,546

Total current liabilities	151,475	158,144
Long-term debt	36,878	36,989
Deferred income taxes	33,140	32,746
Minority interest	130,025	123,327
Other long-term liabilities	24,512	24,031

Total liabilities	376,030	375,237
Commitments and contingencies
Stockholders' Equity:
Common stock	135	135
Additional paid-in capital	12,352	10,633
Retained earnings	235,669	226,951
Accumulated other comprehensive income	24,864	24,846

Total stockholders' equity	273,020	262,565

Total Liabilities & Stockholders' Equity	$649,050	$637,802

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001
(Amounts in thousands)
(Unaudited)

	2002	2001
Cash Flows From Operating Activities:
Net income	$8,718	$7,703
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,823	7,687
Net loss (gain) from disposals of plant and equipment	2	(898)
Provision for doubtful accounts receivable	571	165
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,061)	(12,920)
Inventories	(820)	(744)
Deferred income taxes and other current assets	(694)	(1,266)
Intangible and other assets	785	3,581
Increase (decrease) in:
Accounts payable	(1,118)	(8,743)
Accrued expenses	(5,736)	(11,101)
Deferred income taxes	394	(140)
Minority interest	6,698	4,692
Other long-term liabilities	481	192
All other, net	(66)	(239)

Net cash provided by (used in) operating activities	11,977	(12,031)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(3,975)	(5,924)
Proceeds from sales of property, plant and equipment	177	1,456

Net cash used in investing activities	(3,798)	(4,468)

Cash Flows From Financing Activities:
Increase in short-term debt	188	6,600
Proceeds from long-term debt	—	9,000
Reduction of long-term debt	(114)	(1,142)
Purchases of treasury stock	(87)	(26)
Exercise of stock options	1,328	780

Net cash provided by financing activities	1,315	15,212

Effect of exchange rate changes on cash and cash equivalents	18	(1,965)

Net increase (decrease) in cash and cash equivalents	9,512	(3,252)
Cash and cash equivalents at beginning of period	59,789	23,785

Cash and cash equivalents at end of period	$69,301	$20,533

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest, net of interest received	$274	$1,381
Income taxes, net of refunds of $51 in 2002 and $10 in 2001	$3,064	$2,400

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF MARCH 30, 2002

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

        Throughout this Form 10-Q, the term "Company" as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and all majority-owned subsidiaries. The term "Genlyte" as used herein refers only to The Genlyte Group Incorporated.

        The financial information presented is unaudited (except that as of December 31, 2001), however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The financial information has been prepared in accordance with rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        The results of operations for the three-month period ended March 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3. Adoption of New Accounting Standard Regarding Goodwill and Other Intangible Assets

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was issued in July 2001 and became effective for the Company on January 1, 2002. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for upon their acquisition and afterwards. The primary impact of SFAS No. 142 on the Company is that existing goodwill is no longer amortized beginning in 2002. Instead of amortization, goodwill is subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If a reporting unit's net book value is more than its fair value and the reporting unit's net book value of its goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess goodwill net book value.

        Based on December 31, 2001 goodwill balances, the Company will report lower amortization of goodwill and higher operating profit of approximately $5,200 for the full year 2002 compared to the full year 2001. Because the majority of the amortization is currently not tax deductible, the increase in after-tax income from not amortizing goodwill is estimated to be approximately $4,850, and $3,200 after deducting Thomas Industries' minority interest. The Company tested the goodwill of all of its reporting units (which are a level below the reportable segments disclosed in Note 7) for impairment during the first quarter of 2002 using a present value of future cash flows valuation method. This process did not result in any impairment to be recorded upon the adoption of SFAS No. 142.

        Prior to the adoption of SFAS No. 142, the Company had $4,922 of goodwill acquired prior to 1971 that was not amortized and $165,928 of goodwill acquired after 1970 that was amortized on a straight-line basis over periods ranging from 10 to 40 years. Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001, net income and earnings per share for the three months ended March 30, 2002 and March 31, 2001 would have been as follows:

	2002	2001
Reported net income	$8,718	$7,703
Add back: Goodwill amortization *		796

Adjusted net income	$8,718	$8,499

Basic earnings per share:
Reported net income	$0.65	$0.58
Add back: Goodwill amortization *		0.06

Adjusted net income	$0.65	$0.64

Diluted earnings per share:
Reported net income	$0.64	$0.57
Add back: Goodwill amortization *		0.06

Adjusted net income	$0.64	$0.63

*
Goodwill amortization is after minority interest and tax effects.

        The changes in the net carrying amounts of goodwill by segment for the three months ended March 30, 2002 are as follows:

	Commercial	Residential	Industrial and Other	Total
Balance as of January 1, 2002	$108,511	$22,576	$4,330	$135,417
Adjustment to goodwill acquired in 2001	42	22	—	64
Effect of exchange rate change on Canadian goodwill	(18)	(4)	(1)	(23)

Balance as of March 30, 2002	$108,535	$22,594	$4,329	$135,458

        Summarized information about the Company's acquired intangible assets follows:

	As of March 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreement	$12,500	$625	$12,500	$521
Non-competition agreement	10,500	525	10,500	438
Patents	204	70	204	42

	$23,204	$1,220	$23,204	$1,001

        The Company amortizes the license and non-competition agreements over 30 years, which represents their contractual life, and patents over five to ten years. Amortization expense for acquired intangible assets (other than goodwill) was $219 and $194 for the first three months of 2002 and 2001, respectively. Estimated amortization expense for acquired intangible assets for the next five full years is $803 for 2002, 2003, 2004, 2005, and $783 for 2006.

        The Company has no acquired unamortized intangible assets. However, the Company does have a pension intangible asset that is not amortized and a minor amount of internally developed (not acquired) patents that are amortized.

4. Adoption of New Accounting Standard Regarding Disposal of Long-Lived Assets

        Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued in October 2001 and is effective for the Company beginning in 2002. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of net book value or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such reporting to discontinued segments of a business. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations during the first three months of 2002. However, future plans to dispose of long-lived assets could result in charges against operations to write down long-lived asset values.

5. Comprehensive Income

        For the three months ended March 30, 2002 and March 31, 2001:

	2002	2001
Net income	$8,718	$7,703
Gain (loss) on foreign currency translation	18	(1,965)

Total comprehensive income	$8,736	$5,738

6. Earnings Per Share

        The calculation of the average common shares outstanding assuming dilution for the three months ended March 30, 2002 and March 31, 2001 follows:

	2002	2001
	(Amounts in thousands)
Average common shares outstanding	13,453	13,285
Incremental common shares issuable:
Stock option plans	113	125

Average common shares outstanding assuming dilution	13,566	13,410

7. Segment Reporting

        The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Inter-segment sales are eliminated in consolidation and therefore not presented in the table below. For the three months ended March 30, 2002 and March 31, 2001:

	Commercial	Residential	Industrial and Other	Total
2002
Net sales	$165,777	$32,886	$33,363	$232,026
Operating profit	$14,305	$3,397	$2,752	$20,454
2001
Net sales	$175,658	$33,155	$35,288	$244,101
Operating profit	$14,408	$2,577	$2,590	$19,575

        The Company has operations throughout North America. Information about the Company's operations by geographical area for the three months ended March 30, 2002 and March 31, 2001 follows. Foreign balances represent activity in Canadian operations.

	United States	Foreign	Total
2002
Net sales	$197,783	$34,243	$232,026
Operating profit	$16,748	$3,706	$20,454
2001
Net sales	$210,090	$34,011	$244,101
Operating profit	$17,210	$2,365	$19,575

        No material changes have occurred in total assets since December 31, 2001.

8. Subsequent Event

        On April 25, 2002, the Company announced that its authorization to purchase up to 5%, or approximately 680,000 shares, of its outstanding common stock has been extended for an additional twelve months. The purchases will take place in the open market or through privately negotiated transactions at the prevailing market price. Shares purchased will be held in the corporate treasury and will be used for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Comparison of First Quarter 2002 to First Quarter 2001

        Net sales for the first quarter of 2002 were $232.0 million, a decrease of 4.9% compared to 2001 first quarter net sales of $244.1 million. Net sales for the Commercial segment decreased by 5.6%, and net sales for the Industrial and Other segment decreased by 5.5%, but net sales for the Residential segment only decreased 0.8%. The recession that began in 2001 continues in most of the markets the Company serves. Sales have been negatively impacted as construction activity has slowed considerably. February year-to-date sales were 2.6% less than last year, and March sales were 8.4% less than last year. This reflected the weakness in the commercial markets, which weakened further during the quarter. January and February sales were raised by some distributors restocking inventory levels that had been reduced during the fourth quarter of last year, but this benefit did not continue into March. The residential and outdoor markets were somewhat firm during the first quarter of 2002. These markets exceeded management's expectations, partially due to the unseasonably mild winter weather that benefited residential and outdoor construction activity and lower mortgage interest rates that helped the residential market.

        U.S. operations accounted for all of the Company's first quarter net sales decrease. Net sales for the Canadian operations increased slightly (0.7%) compared to last year. Also, the continued weakening of the Canadian dollar during the first quarter of 2002 compared to the first quarter of 2001 reduced U.S. dollar sales of Canadian operations approximately $1.4 million. If the exchange rate had remained constant, net sales of Canadian operations would have increased 4.8%.

        Management's outlook for the second quarter is that general business conditions will be weaker than the first quarter. The extreme softness in the commercial, retail and hospitality markets is expected to continue. The industrial and commercial markets will get a boost from the new 30% accelerated depreciation tax rules, but management does not expect to see significant benefits from the overall economic recovery for a few months because construction activity tends to significantly lag the overall economic cycle.

        Net income for the first quarter of 2002 was $8.7 million ($0.64 per diluted share), an increase of 13.2% over the first quarter 2001 net income of $7.7 million ($0.57 per diluted share). Most of this increase was the result of a change in accounting rules regarding the amortization of goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and ceased amortizing goodwill. Had the Company accounted for goodwill the same way in 2001, first quarter 2001 net income would have been $8.5 million ($0.63 per diluted share). However, 2002 net income also was adversely affected by several nonrecurring items that did not affect 2001, including expenses associated with closing the plants in Tijuana, Mexico and Milan, Illinois, litigation expenses and settlements (which occurred in the normal course of business), and writing down the investment in Fibre Light. These items totaled $1.5 million in expense, or $0.6 million after minority interest and tax effects ($0.05 per diluted share).

        Cost of sales for the first quarter of 2002 was 65.4% of net sales, compared to 65.3% in the first quarter of 2001. Although cost of sales was negatively impacted by costs associated with closing two plants, this was offset by a shift in sales mix to higher margin products.

        Effective March 20, 2002, the Bush administration enacted a section 201 tariff on steel imports for three years. The tariff for cold rolled steel, which the Company uses as a primary material in many of its fixtures, is 30% for 2002, 24% for 2003, and 18% for 2004. Regardless of whether the Company uses imported or domestic steel, the market price of all steel is expected to increase beginning as soon as May. Although the Company had locked in steel prices with its vendors, management expects a significant cost increase, which will similarly affect the Company's competitors. Management is currently evaluating plans to mitigate the impact on the Company's costs, and it is too early to estimate a financial impact on operations. The Company may try to increase the prices of some of its products to pass on some or all of the increased costs, but given the softness of the lighting market, management is not confident that price increases would hold.

        Selling and administrative expenses for the first quarter of 2002 were 25.7% of net sales, compared to 26.0% in the first quarter of 2001, decreasing despite the nonrecurring litigation expenses and investment write-down mentioned above. The decrease was primarily due to decreased freight costs, which were unusually high last year.

        Interest expense net of interest income decreased 80.4% to $219,000 in the first quarter of 2002 from $1,120,000 in the first quarter of 2001. The decrease was the result of a substantial increase in cash and a substantial decrease in debt. The Company had an average net cash position of $21.8 million during the first quarter of 2002 compared to an average net debt position of $58.8 million during the first quarter of 2001.

        The effective tax rate was 38.6% for the first quarter of 2002 compared to 40.0% for the first quarter of 2001. The decrease in the effective tax rate is a result of the adoption of SFAS No. 142 discussed above. Because most of the Company's goodwill was never amortizable for income tax purposes, the financial reporting income subject to tax did not significantly change. This resulted in a lower effective tax rate and little impact on the current tax liability.

        During the first quarter of 2002, the Company acquired an additional 0.5% equity interest in the Lumec-Schreder joint venture. This addition is now deemed to provide the Company controlling interest in the joint venture, and therefore its balance sheet and income statement are now fully consolidated. This resulted in consolidating sales of $0.6 million and assets of $2.0 million for the first quarter of 2002. As of March 31, 2001, the Company's equity method investment in the joint venture was $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

        The Company focuses on its level of net debt (total debt minus cash and cash equivalents), its level of working capital, and its current ratio as its most important measures of short-term liquidity. For long-term liquidity, the Company considers its ratio of total debt to total capital employed (total debt plus total stockholders' equity) and trends in net debt and cash provided by operating activities to be the most important measures. From both a short-term and a long-term perspective, the Company's liquidity is currently very strong.

        As of March 30, 2002, the Company was in a net cash position of $29.0 million, compared to a net cash position of $19.5 million as of December 31, 2001 and a net debt position of $63.2 million as of March 31, 2001. Total debt of $40.3 million as of March 30, 2002 was virtually unchanged compared to December 31, 2001, while cash and cash equivalents increased to $69.3 million at March 30, 2002, compared to $59.8 million at December 31, 2001.

        Working capital at March 30, 2002 was $223.8 million, compared to $203.6 million at December 31, 2001. This increase was primarily due to the $9.5 million increase in cash, a $5.7 million decrease in accrued expenses, and slight increases in accounts receivable and inventories. Accrued expenses decreased as expected due to the payment of accrued liabilities for bonuses, profit sharing, and customer rebates, which always build during the previous year and are paid out in the first quarter. Accounts receivable usually increase in the first quarter, due to seasonal tendencies of the Company's business. However, accounts receivable have been held down in 2002 by lower sales volume. The current ratio was 2.5 at March 30, 2002, compared to 2.3 at December 31, 2001.

        The ratio of total debt to total capital employed at March 30, 2002 was reduced to the lowest level in the Company's history at 12.9%, compared to 13.3% at December 31, 2001. The Company is in a very good position to add debt if needed. During the first quarter of 2002, the Company provided $12.0 million cash from operating activities, compared to a use of $12.0 million cash from operating activities in the first quarter of 2001. It is normal for the Company to use cash in the first quarter. The Company was able to provide cash in the first quarter of 2002 because accounts receivable did not increase as much as usual, and accrued expenses and accounts payable did not decrease as much as usual. Management expects operating activities to provide cash during the final three quarters of 2002.

        Cash used in investing activities is comprised of normal purchases of plant and equipment less proceeds from sales of plant and equipment. Purchases of plant and equipment in the first quarter of 2002 were about $2 million less than in the first quarter of 2001 because management has decided to commit less funds to capital expenditures until sales pick up. Proceeds in the first quarter of 2001 were primarily supplied from the sale of the Hopkinsville, Kentucky distribution center.

        In the second quarter of 2000, the Company obtained a $7.6 million industrial development revenue bond to finance a plant expansion and paint line at the plant in Littlestown, Pennsylvania. This project is currently on hold until the economy and the Company's sales strengthen. In the third quarter of 2001, the Company obtained a $5 million industrial development revenue bond to finance an expansion of the fluorescent lighting plant in Sparta, Tennessee that is proceeding. Of the cash and cash equivalents balance of $69.3 million at March 30, 2002, $10.9 million represented funds in trusts relating to the bonds. As expenditures are made for these projects, funds are drawn from the respective trusts.

        The Company has plans to spend approximately $30 million to build and relocate into a new 300,000 square foot HID (high intensity discharge) manufacturing plant in San Marcos, Texas, replacing current multiple facilities. In 2000, the Company entered into a $1.3 million bridge agreement in off balance sheet financing for the land for this plant, and approximately $1.2 million has been advanced under that agreement. Management had been negotiating a synthetic lease agreement (off balance sheet financing) for $20 million to help finance the land and construction of the plant. These negotiations are now on hold. Management may decide to finance the plant with debt or available cash.

        Cash provided by financing activities during the first quarter of 2002 was $1.3 million, from the exercise of stock options. Cash provided by financing activities during the first quarter of 2001 was $15.2 million, with a net increase in debt of $14.5 million and $.8 million provided by the exercise of stock options. Very little treasury stock was purchased in 2002 or in 2001. At its meeting on April 25, 2002, the Company's board of directors authorized an extension to the common stock purchase program for another twelve months.

        The Company's debt at March 30, 2002 consisted of $16.0 million in Canadian dollar notes from the Ledalite acquisition, $23.1 million in industrial development revenue bonds, and $1.2 million in capital leases and other. The Company is in compliance with all of its debt covenants. The Company has a $150 million revolving credit facility with eight banks that matures in August 2003. At March 30, 2002 the Company had no borrowings and $49.3 million in outstanding letters of credit under this facility. The letters of credit serve to guarantee the Canadian dollar notes and industrial development revenue bonds as well as insurance reserves.

        Management is confident that currently available cash and borrowing facilities, combined with internally generated funds, will be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future. The Company continues to seek opportunities to acquire businesses that fit its strategic growth plan. Management believes adequate financing for any such investments will be available through future borrowings.

        Thomas Industries Inc. ("Thomas") currently has the right, but not the obligation, to require GTG to purchase all, but not less than all, of Thomas' 32% interest in GTG at the Appraised Value of such interest. In such event, Genlyte has the right, in its sole discretion and without the need of approval from Thomas, to cause GTG to be sold by giving notice to the GTG Management Board, and the Management Board must then proceed to sell GTG subject to a fairness opinion from a recognized investment banking firm. Genlyte also has the right to cause GTG to assign the rights to purchase Thomas' interest to Genlyte. Genlyte also has the right to cause GTG to incur indebtedness or to undertake an initial public offering to finance or effect financing of the payment of the purchase price. If Thomas were to exercise its right, and if GTG or Genlyte were to purchase Thomas' interest, Genlyte's liquidity and capital resources would be affected.

        For the first quarters of 2002 and 2001, 14.8% and 13.9%, respectively, of the Company's net sales were generated from operations in Canada. In addition, the Company has production facilities in Mexico. International operations are subject to fluctuations in currency exchange rates. The Company monitors its currency exposure in each country, but does not actively hedge or use derivative financial instruments to manage exchange rate risk. Management cannot predict future foreign currency fluctuations, which have and will continue to affect the Company's balance sheet and results of operations. The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders' equity, was a $6.2 million loss as of March 30, 2002. Such adjustments were negligible in the first quarter of 2002 and a loss of $2.0 million in the first quarter of 2001.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At Genlyte's Annual Meeting of Stockholders held April 25, 2002, the following actions were taken by the stockholders:

        Dr. Robert D. Nixon was elected to the Board of Directors. Dr. Nixon had 11,485,474 shares voted for and 171,235 shares withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibit 99.1—Letter from Genlyte to the Securities and Exchange Commission regarding representations of Arthur Andersen LLP.

  (b)
  Reports on Form 8-K:

        A Form 8-K was filed on January 30, 2002, providing a preliminary release of the Company's comparative consolidated financial statements as of and for the year ended December 31, 2001, without footnotes and without the auditor's opinion.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of April 30, 2002 by the undersigned thereunto duly authorized.

THE GENLYTE GROUP INCORPORATED (Registrant)
/s/ LARRY K. POWERS Larry K. Powers Chairman, President and Chief Executive Officer
/s/ WILLIAM G. FERKO William G. Ferko Vice President, Chief Financial Officer and Treasurer

QuickLinks

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2002
CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001 (Amounts in thousands, except per share data) (Unaudited)
THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF MARCH 30, 2002 AND DECEMBER 31, 2001 (Amounts in thousands)
THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001 (Amounts in thousands) (Unaudited)
THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS AS OF MARCH 30, 2002 (Dollars in thousands, except per share amounts) (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
  RESULTS OF OPERATIONS
  Comparison of First Quarter 2002 to First Quarter 2001
  LIQUIDITY AND CAPITAL RESOURCES
  FORWARD-LOOKING STATEMENTS
  PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES