Form 10-Q
period 2002-06-29
GENLYTE GROUP INC
filed 2002-08-13
CIK 833076

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 29, 2002

Commission File Number 0-16960

THE GENLYTE GROUP INCORPORATED
AND SUBSIDIARIES

4360 BROWNSBORO ROAD
LOUISVILLE, KY 40207
(502) 893-4600

Incorporated in Delaware	I.R.S. Employer Identification No. 22-2584333

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of shares outstanding of the issuer's common stock as of August 2, 2002 was 13,628,287.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2002

CONTENTS

PART I.	FINANCIAL INFORMATION
	ITEM 1. FINANCIAL STATEMENTS
	Consolidated Statements of Income for the three months ended June 29, 2002 and June 30, 2001	1
	Consolidated Statements of Income for the six months ended June 29, 2002 and June 30, 2001	2
	Consolidated Balance Sheets as of June 29, 2002 and December 31, 2001	3
	Consolidated Statements of Cash Flows for the six months ended June 29, 2002 and June 30, 2001	4
	Notes to Consolidated Interim Financial Statements	5
	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	10
PART II.	OTHER INFORMATION
	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
	ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	15
	Signatures	16
	Exhibit 99.1—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 99.2—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001
(Amounts in thousands, except per share data)
(Unaudited)

	2002	2001
Net sales	$247,767	$257,124
Cost of sales	160,198	167,187

Gross profit	87,569	89,937
Selling and administrative expenses	62,317	65,407
Amortization of goodwill (Note 3)	—	1,304
Amortization of other intangible assets (Note 3)	203	195

Operating profit	25,049	23,031
Interest expense, net of interest income	43	1,124
Minority interest, net of income taxes	7,619	6,676

Income before income taxes	17,387	15,231
Income tax provision	6,709	6,092

Net income	$10,678	$9,139

Earnings per share:
Basic	$0.79	$0.69
Diluted	$0.78	$0.68
Weighted average number of shares outstanding:
Basic	13,581	13,340

Diluted	13,725	13,482

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001
(Amounts in thousands, except per share data)
(Unaudited)

	2002	2001
Net sales	$479,793	$501,225
Cost of sales	312,004	326,635

Gross profit	167,789	174,590
Selling and administrative expenses	121,861	128,985
Amortization of goodwill (Note 3)	—	2,609
Amortization of other intangible assets (Note 3)	425	390

Operating profit	45,503	42,606
Interest expense, net of interest income	262	2,244
Minority interest, net of income taxes	13,657	12,292

Income before income taxes	31,584	28,070
Income tax provision	12,188	11,228

Net income	$19,396	$16,842

Earnings per share:
Basic	$1.44	$1.27
Diluted	$1.42	$1.25
Weighted average number of shares outstanding:
Basic	13,491	13,304

Diluted	13,614	13,434

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 29, 2002 AND DECEMBER 31, 2001
(Amounts in thousands)

	6/29/2002	12/31/2001
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$78,042	$59,789
Accounts receivable, less allowances for doubtful accounts of $10,615 and $10,111, respectively	165,352	141,658
Inventories:
Raw materials	48,995	51,595
Work in process	13,254	13,582
Finished goods	70,933	67,755

Total inventories	133,182	132,932
Deferred income taxes and other current assets	27,352	27,346

Total current assets	403,928	361,725
Property, plant and equipment, at cost	373,159	363,209
Less: accumulated depreciation and amortization	265,213	252,762

Net property, plant and equipment	107,946	110,447
Goodwill, net of accumulated amortization (Note 3)	136,769	135,417
Other intangible assets, net of accumulated amortization (Note 3)	24,874	25,045
Other assets	4,158	5,168

Total Assets	$677,675	$637,802

Liabilities & Stockholders' Equity:
Current Liabilities:
Short-term debt and current maturities of long-term debt	$3,493	$3,284
Accounts payable	86,560	82,314
Accrued expenses	69,081	72,546

Total current liabilities	159,134	158,144
Long-term debt	37,460	36,989
Deferred income taxes	33,267	32,746
Minority interest	135,930	123,327
Other long-term liabilities	22,573	24,031

Total liabilities	388,364	375,237
Commitments and contingencies
Stockholders' Equity:
Common stock	137	135
Additional paid-in capital	15,645	10,633
Retained earnings	246,347	226,951
Accumulated other comprehensive income	27,182	24,846

Total stockholders' equity	289,311	262,565

Total Liabilities & Stockholders' Equity	$677,675	$637,802

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001
(Amounts in thousands)
(Unaudited)

	2002	2001
Cash Flows From Operating Activities:
Net income	$19,396	$16,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,702	15,498
Net loss (gain) from disposals of plant and equipment	12	(901)
Provision for doubtful accounts receivable	1,500	(27)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(25,194)	(20,329)
Inventories	(250)	9,609
Deferred income taxes and other current assets	(6)	(1,296)
Intangible and other assets	(597)	2,228
Increase (decrease) in:
Accounts payable	4,246	(8,813)
Accrued expenses	(3,465)	(10,425)
Deferred income taxes	521	(30)
Minority interest	12,603	9,075
Other long-term liabilities	(1,458)	262
All other, net	(394)	(1,000)

Net cash provided by operating activities	18,616	10,693

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(8,725)	(11,083)
Proceeds from sales of property, plant and equipment	1,677	1,456

Net cash used in investing activities	(7,048)	(9,627)

Cash Flows From Financing Activities:
Increase in short-term debt	49	2,100
Proceeds from long-term debt	831	9,000
Reductions of long-term debt	(200)	(17,533)
Purchases of treasury stock	(87)	(25)
Exercise of stock options	3,756	1,614

Net cash provided by (used in) financing activities	4,349	(4,844)

Effect of exchange rate changes on cash and cash equivalents	2,336	(265)

Net increase (decrease) in cash and cash equivalents	18,253	(4,043)
Cash and cash equivalents at beginning of period	59,789	23,785

Cash and cash equivalents at end of period	$78,042	$19,742

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest, net of interest received	$234	$2,748
Income taxes, net of refunds of $145 in 2002 and $2,679 in 2001	$11,004	$7,985

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF JUNE 29, 2002
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

        The results of operations for the six-month period ended June 29, 2002 are not necessarily indicative of the results to be expected for the full year.

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

        Based on December 31, 2001 goodwill balances, the Company will report lower amortization of goodwill and higher operating profit of approximately $5,200 for the full year 2002 compared to the full year 2001. Because the majority of the amortization is currently not tax deductible, the increase in annual after-tax income from not amortizing goodwill is estimated to be approximately $4,850, and $3,200 after deducting Thomas Industries' minority interest. The Company tested the goodwill of all of its reporting units (which are a level below the reportable segments disclosed in Note 7) for impairment during the first quarter of 2002 using a present value of future cash flows valuation method. This process did not result in any impairment to be recorded upon the adoption of SFAS No. 142.

        Prior to the adoption of SFAS No. 142, the Company had $4,922 of goodwill acquired prior to 1971 that was not amortized and $165,928 of goodwill acquired after 1970 that was amortized on a straight-line basis over periods ranging from 10 to 40 years. Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001, net income and earnings per share for the three months and six months ended June 29, 2002 and June 30, 2001 would have been as follows:

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
Reported net income	$10,678	$9,139	$19,396	$16,842
Add back: Goodwill amortization *		796		1,592

Adjusted net income	$10,678	$9,935	$19,396	$18,434

Basic earnings per share:
Reported net income	$0.79	$0.69	$1.44	$1.27
Add back: Goodwill amortization *		0.06		0.12

Adjusted net income	$0.79	$0.75	$1.44	$1.39

Diluted earnings per share:
Reported net income	$0.78	$0.68	$1.42	$1.25
Add back: Goodwill amortization *		0.06		0.12

Adjusted net income	$0.78	$0.74	$1.42	$1.37

*
Goodwill amortization is after minority interest and tax effects.

        The changes in the net carrying amounts of goodwill by segment for the six months ended June 29, 2002 are as follows:

	Commercial	Residential	Industrial and Other	Total
Balance as of January 1, 2002	$108,511	$22,576	$4,330	$135,417
Adjustment to goodwill acquired in 2001	(88)	(48)	—	(136)
Effect of exchange rate change on Canadian goodwill	1,380	31	77	1,488

Balance as of June 29, 2002	$109,803	$22,559	$4,407	$136,769

        The Company has a pension intangible asset that is not amortized, a minor amount if internally developed intangible assets that are amortized, and intangible assets acquired through purchases of businesses. Summarized information about the Company's acquired intangible assets follows:

	As of June 29, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreement	$12,500	$729	$12,500	$521
Non-competition agreement	10,500	613	10,500	438
Patents and other	376	79	204	42

Total	$23,376	$1,421	$23,204	$1,001

Unamortized intangible assets:
Trademarks	$75		$—

        The Company amortizes the license and non-competition agreements over 30 years, which represents their contractual life, and patents and other over two to twelve years. Amortization expense for acquired intangible assets (other than goodwill) was $421 and $388 for the first six months of 2002 and 2001, respectively. Estimated amortization expense for acquired intangible assets for the next five full years is $825 for 2002, $804 for 2003, $799 for 2004, $799 for 2005, and $793 for 2006.

4.    Adoption of New Accounting Standard Regarding Disposal of Long-Lived Assets

        Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued in October 2001 and is effective for the Company beginning in 2002. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of net book value or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such reporting to discontinued segments of a business. The adoption of SFAS No. 144 did not have an impact on the Company's financial position or results of operations during the first six months of 2002. However, future plans to dispose of long-lived assets could result in charges against operations to write down long-lived asset values.

5.    Comprehensive Income

        For the three months ended June 29, 2002 and June 30, 2001:

	2002	2001
Net income	$10,678	$9,139
Gain on foreign currency translation	2,318	1,700

Total comprehensive income	$12,996	$10,839

        For the six months ended June 29, 2002 and June 30, 2001:

	2002	2001
Net income	$19,396	$16,842
Gain (loss) on foreign currency translation	2,336	(265)

Total comprehensive income	$21,732	$16,577

6.    Earnings Per Share

        The calculation of the average common shares outstanding assuming dilution for the three months ended June 29, 2002 and June 30, 2001 follows:

	2002	2001
	(Amounts in thousands)
Average common shares outstanding	13,581	13,340
Incremental common shares issuable:
Stock option plans	144	142

Average common shares outstanding assuming dilution	13,725	13,482

        The calculation of the average common shares outstanding assuming dilution for the six months ended June 29, 2002 and June 30, 2001 follows:

	2002	2001
	(Amounts in thousands)
Average common shares outstanding	13,491	13,304
Incremental common shares issuable:
Stock option plans	123	130

Average common shares outstanding assuming dilution	13,614	13,434

7.    Segment Reporting

        The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Inter-segment sales are eliminated in consolidation and therefore not presented in the table below. For the three months ended June 29, 2002 and June 30, 2001:

	Commercial	Residential	Industrial and Other	Total
2002
Net sales	$182,800	$32,588	$32,379	$247,767
Operating profit	$17,569	$3,906	$3,574	$25,049
2001
Net sales	$187,522	$34,406	$35,196	$257,124
Operating profit	$17,404	$2,924	$2,703	$23,031

        For the six months ended June 29, 2002 and June 30, 2001:

	Commercial	Residential	Industrial and Other	Total
2002
Net sales	$348,577	$65,474	$65,742	$479,793
Operating profit	$31,874	$7,303	$6,326	$45,503
2001
Net sales	$363,180	$67,561	$70,484	$501,225
Operating profit	$31,812	$5,501	$5,293	$42,606

        The Company has operations throughout North America. Information about the Company's operations by geographical area for the three months ended June 29, 2002 and June 30, 2001 follows. Foreign balances represent activity in Canadian operations.

	United States	Foreign	Total
2002
Net sales	$209,865	$37,902	$247,767
Operating profit	$20,229	$4,820	$25,049
2001
Net sales	$218,580	$38,544	$257,124
Operating profit	$19,196	$3,835	$23,031

        Information about the Company's operations by geographical area for the six months ended June 29, 2002 and June 30, 2001 follows.

	United States	Foreign	Total
2002
Net sales	$407,648	$72,145	$479,793
Operating profit	$36,977	$8,526	$45,503
2001
Net sales	$428,670	$72,555	$501,225
Operating profit	$36,406	$6,200	$42,606

        No material changes have occurred in total assets since December 31, 2001.

8.    Reclassifications

        In the third quarter of 2001, the Company began classifying all rebates paid to customers as sales deductions. Prior to that, the Company had been classifying most customer rebates as sales deductions, but certain rebates were classified as selling and administrative expenses. Prior year amounts have been reclassified to conform to the current year presentation, with the effect of decreasing net sales and decreasing selling and administrative expenses by $718 and $1,412 for the three months and six months ended June 30, 2001, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Comparison of Second Quarter 2002 to Second Quarter 2001

        Net sales for the second quarter of 2002 were $247.8 million, a decrease of 3.6% compared to 2001 second quarter net sales of $257.1 million. Net sales for the Commercial segment decreased by 2.5%; net sales for the Residential segment decreased by 5.3%; and net sales for the Industrial and Other segment decreased by 8.0%. While the overall U.S. economy came out of the 2001 recession and grew during the first quarter of 2002, the lighting industry generally does not participate in the recovery until later in the economic cycle. The commercial and industrial construction markets in which the Company operates are still in a recession. The Company's three primary markets all remain very soft. The retail lighting market, particularly the high-end specialty retail stores where the Company does significant business, is still very soft. The office construction market is very soft due to the excess office space in many large cities. The hospitality market, which includes major hotels and restaurants, remains soft in relation to recent years when it was very strong, but has begun to improve in recent months. The Company's fluorescent and downlighting business is struggling because of the soft market conditions, which are causing downward pricing pressures from our competitors. The residential market, although relatively stronger than the commercial and industrial markets, weakened some in the second quarter compared to the first quarter. The Industrial and Other segment sales have been negatively impacted by significantly lower sales to one large customer.

        In addition to having very soft market conditions, the lighting industry has experienced much confusion among sales representatives due to the April 2002 acquisition of LCA Group, Inc. by Hubbell Incorporated. The two companies consolidated their sales forces, and this has caused turmoil in the marketplace with sales representatives dropping some product lines and picking up others.

        U.S. operations accounted for most of the Company's second quarter net sales decrease. Net sales for the Canadian operations decreased only 1.7% compared to last year, while net sales for the U.S. operations decreased 4.0%. Also, the slight weakening of the Canadian dollar during the second quarter of 2002 compared to the second quarter of 2001 reduced U.S. dollar sales of Canadian operations approximately $0.4 million. If the exchange rate had remained constant, net sales of Canadian operations would have decreased only 0.6%.

        Management's outlook for the third quarter is that overall the commercial and industrial construction market softness will continue. Hospitality will continue to improve somewhat, but management does not expect the Company's other markets to improve any time soon. Downward pricing pressures and confusion related to sales representation changes will continue. To meet these challenges and maintain sales, the Company has begun and will increasingly focus its sales efforts on the markets expected to provide more opportunity, such as schools, government jobs, and health care.

        Net income for the second quarter of 2002 was $10.7 million ($0.78 per diluted share), an increase of 16.8% over the second quarter 2001 net income of $9.1 million ($0.68 per diluted share). About half of this increase was the result of the change in accounting rules regarding the amortization of goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and ceased amortizing goodwill. Had the Company accounted for goodwill the same way in 2001, second quarter 2001 net income would have been $9.9 million ($0.74 per diluted share). Most of the remaining increase in net income was the result of lower net interest expense, which had an impact of $0.5 million ($0.03 per diluted share) after minority interest and income taxes.

        Cost of sales for the second quarter of 2002 was 64.7% of net sales, compared to 65.0% in the second quarter of 2001. This improvement in gross profit is primarily the result of a more favorable mix of products sold. The decrease in sales volume has been weighted towards the commodity, less profitable product lines, while some of the Company's more profitable product lines have had increased sales.

        Effective March 20, 2002, the Bush administration enacted a section 201 tariff on steel imports for three years. The tariff for cold rolled steel, which the Company uses as a primary material in many of its fixtures, is 30% for 2002, 24% for 2003, and 18% for 2004. Regardless of whether the Company uses imported or domestic steel, the market price of all steel has increased since March and is expected to continue to rise. However, the Company, which purchases its steel from steel processors, not steel mills, was able to delay the first cost increase from its suppliers to July. Therefore, increasing steel prices had no effect on the Company's cost of sales in the second quarter of 2002. Early in the third quarter, the Company began to experience cost increases averaging about 15% on steel purchases by some of its manufacturing plants. Additional increases are expected later in the third quarter. However, not all of the Company's plants are expected to experience cost increases in 2002. The total expected cost increase for steel in the third quarter is not expected to be material to the Company's operating results.

        Selling and administrative expenses for the second quarter of 2002 were 25.2% of net sales, compared to 25.4% in the second quarter of 2001, decreasing despite increases in insurance and legal expenses. Management has been very intentional about reducing selling and administrative expenses to keep them in line with lower sales volume. The Company has experienced significant increases in casualty insurance, workers' compensation and group health insurance expenses. Management is concerned that these insurance costs will continue to increase in the third quarter and beyond. Offsetting these increases in the second quarter were decreases in freight expense, which was unusually high in 2001, research and development, and information technology expenses.

        Interest expense net of interest income decreased to $43,000 in the second quarter of 2002 from $1,124,000 in the second quarter of 2001. The decrease was the result of a substantial increase in cash and a substantial decrease in debt. The Company had an average net cash position of $31.7 million during the second quarter of 2002 compared to an average net debt position of $56.1 million during the second quarter of 2001. Unless the Company has a significant use of cash for an acquisition or purchases of treasury stock, it is likely that it will have net interest income during the third quarter.

        The effective tax rate was 38.6% for the second quarter of 2002 compared to 40.0% for the second quarter of 2001. The decrease in the effective tax rate is a result of the adoption of SFAS No. 142 discussed above. Because most of the Company's goodwill was never amortizable for income tax purposes, the financial reporting income subject to tax did not significantly change. This resulted in a lower effective tax rate and little impact on the current tax liability.

Comparison of First Six Months of 2002 to First Six Months of 2001

        Net sales for the first six months of 2002 were $479.8 million, a decrease of 4.3% compared to 2001 second quarter net sales of $501.2 million. Net sales for the Commercial segment decreased by 4.0%; net sales for the Residential segment decreased by 3.1%; and net sales for the Industrial and Other segment decreased by 6.7%. The commercial and industrial construction markets in which the Company operates have been very soft the first half of 2002. The Company's three primary markets, retail, office construction, and hospitality, which includes hotels and restaurants, all remain very soft, although the hospitality market has begun to improve in recent months. The Company's fluorescent and downlighting business is struggling because of the soft market conditions, which are causing downward pricing pressures from our competitors. The residential market, although relatively stronger than the commercial and industrial markets, weakened some in the second quarter compared to the first quarter. The Industrial and Other segment sales have been negatively impacted by significantly lower sales to one large customer.

        U.S. operations accounted for almost all of the Company's net sales decrease in the first six months. Net sales for the Canadian operations decreased only 0.6% compared to last year, while net sales for the U.S. operations decreased 4.9%. Also, the weakening of the Canadian dollar during the first six months of 2002 compared to the first six months of 2001 reduced U.S. dollar sales of Canadian operations approximately $1.8 million. If the exchange rate had remained constant, net sales of Canadian operations would have increased 2.0%.

        Net income for the first six months of 2002 was $19.4 million ($1.42 per diluted share), an increase of 15.2% over the first six months' 2001 net income of $16.8 million ($1.25 per diluted share). Most of this increase was the result of the change in accounting rules regarding the amortization of goodwill. On January 1, 2002, the Company adopted SFAS No. 142 and ceased amortizing goodwill. Had the Company accounted for goodwill the same way in 2001, net income for the first six months would have been $18.4 million ($1.37 per diluted share). Most of the remaining increase in net income was the result of lower net interest expense, which had an impact of $0.8 million after minority interest and income taxes ($0.06 per diluted share). In addition, 2002 net income was adversely affected by several nonrecurring items in the first quarter that did not affect 2001, including expenses associated with closing the plants in Tijuana, Mexico and Milan, Illinois, litigation expenses and settlements (which occurred in the normal course of business), and writing down the investment in Fibre Light. These items totaled $1.5 million in expense, or $0.6 million after minority interest and tax effects ($0.05 per diluted share).

        Cost of sales for the first six months of 2002 was 65.0% of net sales, compared to 65.2% in the first six months of 2001. This improvement in gross profit is primarily the result of a more favorable mix of products sold (products with higher gross profit), which more than offset the expenses associated with the plant closings mentioned above.

        Selling and administrative expenses for the first six months of 2002 were 25.4% of net sales, compared to 25.7% in the first six months of 2001, decreasing despite increases in insurance and legal expenses and the write-down of the investment in Fibre Light in the first quarter. Management has been very intentional about reducing selling and administrative expenses to keep them in line with lower sales volume. Offsetting the increases in casualty insurance, workers' compensation, group health insurance, and legal expenses were decreases in freight expense, which was unusually high in 2001, research and development, and information technology expenses.

        Interest expense net of interest income decreased to $262,000 in the first six months of 2002 from $2,244,000 in the first six months of 2001. The decrease was the result of a substantial increase in cash and a substantial decrease in debt. The Company had an average net cash position of $26.4 million during the first six months of 2002 compared to an average net debt position of $56.6 million during the first six months of 2001.

        The effective tax rate was 38.6% for the first six months of 2002 compared to 40.0% for the first six months of 2001. The decrease in the effective tax rate is a result of the adoption of SFAS No. 142 discussed above. Because most of the Company's goodwill was never amortizable for income tax purposes, the financial reporting income subject to tax did not significantly change. This resulted in a lower effective tax rate and little impact on the current tax liability.

        During the first quarter of 2002, the Company acquired an additional 0.5% equity interest in the Lumec-Schreder joint venture. This addition is now deemed to provide the Company controlling interest in the joint venture, and therefore its balance sheet and income statement are now fully consolidated. This resulted in consolidating sales of $2.4 million and assets of $2.0 million for the first six months of 2002. As of June 30, 2001, The Company's equity method investment in the joint venture was $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

        The Company focuses on its level of net cash or debt (total debt minus cash and cash equivalents), its level of working capital, and its current ratio as its most important measures of short-term liquidity. For long-term liquidity, the Company considers its ratio of total debt to total capital employed (total debt plus total stockholders' equity) and trends in net debt and cash provided by operating activities to be the most important measures. From both a short-term and a long-term perspective, the Company's liquidity is currently very strong.

        As of June 29, 2002, the Company was in a net cash position of $37.0 million, compared to a net cash position of $19.5 million as of December 31, 2001 and a net debt position of $43.1 million as of June 30, 2001. Total debt of $41.0 million as of June 29, 2002 was up just slightly compared to December 31, 2001, while cash and cash equivalents increased to $78.0 million at June 29, 2002, compared to $59.8 million at December 31, 2001.

        Working capital at June 29, 2002 was $244.8 million, compared to $203.6 million at December 31, 2001. This increase was primarily due to an $18.3 million increase in cash, and a $23.7 million increase in accounts receivable. Accounts receivable usually increase significantly from December to June because the December balance is typically the lowest balance of the year. The June 2002 balance is only $2.2 million higher than the June 2001 balance. This year, the Company has extended payment terms pursuant to some special sales programs. In addition, two customers held up some substantial payments that were due just before the end of the second quarter. These payments were received in July.

        The current ratio was 2.5 at June 29, 2002, compared to 2.3 at December 31, 2001.

        The ratio of total debt to total capital employed at June 29, 2002 was reduced to the lowest level in the Company's history at 12.4%, compared to 13.3% at December 31, 2001. The Company is in an excellent position to add debt if needed. During the first six months of 2002, the Company provided $18.6 million cash from operating activities, compared to $10.7 million cash from operating activities in the first six months of 2001. Management expects operating activities to provide cash during the final two quarters of 2002.

        Cash used in investing activities is comprised of normal purchases of plant and equipment less proceeds from sales of plant and equipment. Purchases of plant and equipment in the first six months of 2002 were about $2.4 million less than in the first six months of 2001 because management has decided to commit less funds to capital expenditures until sales pick up. Proceeds from sales in 2002 were primarily supplied from the second quarter sale of the plant in Milan, Illinois. Proceeds from sales in 2001 were primarily supplied from the first quarter sale of the distribution center in Hopkinsville, Kentucky.

        In the second quarter of 2000, the Company obtained a $7.6 million industrial revenue bond to finance a plant expansion and paint line at the plant in Littlestown, Pennsylvania. This project is currently on hold until the economy and the Company's sales strengthen. In the third quarter of 2001, the Company obtained a $5 million industrial revenue bond to finance an expansion of the fluorescent lighting plant in Sparta, Tennessee. This expansion is proceeding and will be operational by the end of the third quarter. The larger facility will enable the Company to consolidate manufacturing of its fluorescent products from other more expensive plants. Of the cash and cash equivalents balance of $78.0 million at June 29, 2002, $10.9 million represented funds in trusts relating to the bonds. As expenditures are made for these projects, funds are drawn from the respective trusts.

        The Company has plans to spend approximately $30 million to build and relocate into a new 300,000 square foot HID (high intensity discharge) manufacturing plant in San Marcos, Texas, replacing current multiple facilities. In 2000, the Company entered into a $1.3 million bridge agreement in off balance sheet financing for the land for this plant, and approximately $1.3 million has been advanced under that agreement. Management had been negotiating a synthetic lease agreement (off balance sheet financing) for $20 million to help finance the land and construction of the plant. These negotiations are now on hold. Management may decide to finance the plant with debt or available cash.

        Cash provided by financing activities during the first six months of 2002 was $4.3 million, primarily from the exercise of stock options. This compares to cash used in financing activities during the first six months of 2001 of $4.8 million, a net decrease in debt of $6.4 million and $1.6 million provided by the exercise of stock options. Very little treasury stock was purchased in 2002 or in 2001. At its meeting on

April 25, 2002, the Company's board of directors authorized an extension to the common stock purchase program for another twelve months.

        The Company's debt at June 29, 2002 consisted of $16.8 million in Canadian dollar notes from the Ledalite acquisition, $23.1 million in industrial revenue bonds, and $1.1 million in capital leases and other. The Company is in compliance with all of its debt covenants. The Company has a $150 million revolving credit facility with eight banks that matures in August 2003. At June 29, 2002 the Company had no borrowings and $49.3 million in outstanding letters of credit under this facility. The letters of credit serve to guarantee the Canadian dollar notes and industrial revenue bonds as well as insurance reserves.

        Management is confident that currently available cash and borrowing facilities, combined with internally generated funds, will be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future. The Company continues to seek opportunities to acquire businesses that fit its strategic growth plan. Management believes adequate financing for any such investments, if needed, will be available through future borrowings.

        Thomas Industries Inc. ("Thomas") currently has the right, but not the obligation, to require Genlyte Thomas Group ("GTG") to purchase all, but not less than all, of Thomas' 32% interest in GTG at the appraised value (as defined in the Genlyte Thomas Group LLC agreement) of such interest. In such event, Genlyte has the right, in its sole discretion and without the need of approval from Thomas, to cause GTG to be sold by giving notice to the GTG Management Board, and the Management Board must then proceed to sell GTG subject to a fairness opinion from a recognized investment banking firm. Genlyte also has the right to cause GTG to assign the rights to purchase Thomas' interest to Genlyte. Genlyte also has the right to cause GTG to incur indebtedness or to undertake an initial public offering to finance or effect financing of the payment of the purchase price. If Thomas were to exercise its right, and if GTG or Genlyte were to purchase Thomas' interest, Genlyte's liquidity and capital resources would be affected.

        For the first six months of 2002 and 2001, 15.0% and 14.5%, respectively, of the Company's net sales were generated from operations in Canada. In addition, the Company has a production facility in Mexico. International operations are subject to fluctuations in currency exchange rates. The Company monitors its currency exposure in each country, but does not actively hedge or use derivative financial instruments to manage exchange rate risk. Management cannot predict future foreign currency fluctuations, which have and will continue to affect the Company's balance sheet and results of operations.

        The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders' equity, was a $3.9 million loss as of June 29, 2002. Such adjustments were a $2.3 million gain in the first six months of 2002 and a $0.3 million loss in the first six months of 2001.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Management's Discussion and Analysis, including without limitation expectations as to future sales and operating results, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Words such as "expects," "anticipates," "believes," "plans," "intends," "estimates," and similar expressions are intended to identify such forward-looking statements. The statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibit 99.1—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Exhibit 99.2—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K:

        A Form 8-K was filed on May 31, 2002, announcing that the Company's Board of Directors had dismissed Arthur Andersen LLP as the Company's independent auditors and appointed Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of August 13, 2002 by the undersigned thereunto duly authorized.

THE GENLYTE GROUP INCORPORATED (Registrant)
/s/ Larry K. Powers Larry K. Powers Chairman, President and Chief Executive Officer
/s/ William G. Ferko William G. Ferko Vice President, Chief Financial Officer and Treasurer

QuickLinks

CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES