Form 10-Q
period 2002-09-28
GENLYTE GROUP INC
filed 2002-11-12
CIK 833076

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 28, 2002

Commission File Number 0-16960

THE GENLYTE GROUP INCORPORATED
AND SUBSIDIARIES

10350 ORMSBY PARK PLACE
SUITE 601
LOUISVILLE, KY 40223
(502) 420-9500

Incorporated in Delaware	I.R.S. Employer Identification No. 22-2584333

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        The number of shares outstanding of the issuer's common stock as of October 26, 2002 was 13,577,712.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2002
CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
(Amounts in thousands, except per share data)
(Unaudited)

	2002	2001
Net sales	$248,268	$252,631
Cost of sales	161,943	162,823

Gross profit	86,325	89,808
Selling and administrative expenses	60,558	63,869
Amortization of goodwill (Note 3)	—	1,305
Amortization of other intangible assets (Note 3)	204	198

Operating profit	25,563	24,436
Interest expense, net of interest income	76	678
Minority interest, net of income taxes	7,645	7,083

Income before income taxes	17,842	16,675
Income tax provision	6,885	6,672

Net income	$10,957	$10,003

Earnings per share:
Basic	$0.80	$0.75
Diluted	$0.80	$0.74
Weighted average number of shares outstanding:
Basic	13,622	13,388

Diluted	13,781	13,554

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
(Amounts in thousands, except per share data)
(Unaudited)

	2002	2001
Net sales	$728,061	$753,856
Cost of sales	473,947	489,458

Gross profit	254,114	264,398
Selling and administrative expenses	182,419	192,854
Amortization of goodwill (Note 3)	—	3,914
Amortization of other intangible assets (Note 3)	629	588

Operating profit	71,066	67,042
Interest expense, net of interest income	338	2,922
Minority interest, net of income taxes	21,302	19,375

Income before income taxes	49,426	44,745
Income tax provision	19,073	17,900

Net income	$30,353	$26,845

Earnings per share:
Basic	$2.24	$2.02
Diluted	$2.22	$1.99
Weighted average number of shares outstanding:
Basic	13,523	13,321

Diluted	13,654	13,459

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 28, 2002 AND DECEMBER 31, 2001
(Amounts in thousands)

	(Unaudited) 9/28/2002	12/31/2001
Assets:
Current Assets:
Cash and cash equivalents	$103,929	$59,789
Accounts receivable, less allowances for doubtful accounts of $11,304 and $10,111, respectively	163,176	141,658
Inventories:
Raw materials	47,516	51,595
Work in process	14,008	13,582
Finished goods	69,072	67,755

Total inventories	130,596	132,932
Deferred income taxes and other current assets	26,980	27,346

Total current assets	424,681	361,725
Property, plant and equipment, at cost	373,812	363,209
Less: accumulated depreciation and amortization	267,144	252,762

Net property, plant and equipment	106,668	110,447
Goodwill, net of accumulated amortization (Note 3)	135,781	135,417
Other intangible assets, net of accumulated amortization (Note 3)	24,676	25,045
Other assets	4,124	5,168

Total Assets	$695,930	$637,802

Liabilities & Stockholders' Equity:
Current Liabilities:
Current maturities of long-term debt	$3,315	$3,284
Accounts payable	92,680	82,314
Accrued expenses	76,330	72,546

Total current liabilities	172,325	158,144
Long-term debt	36,770	36,989
Deferred income taxes	33,166	32,746
Minority interest	138,915	123,327
Other long-term liabilities	18,102	24,031

Total liabilities	399,278	375,237
Commitments and contingencies
Stockholders' Equity:
Common stock	137	135
Additional paid-in capital	14,223	10,633
Retained earnings	257,304	226,951
Accumulated other comprehensive income	24,988	24,846

Total stockholders' equity	296,652	262,565

Total Liabilities & Stockholders' Equity	$695,930	$637,802

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
(Amounts in thousands)
(Unaudited)

	2002	2001
Cash Flows From Operating Activities:
Net income	$30,353	$26,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,640	23,163
Net loss (gain) from disposals of plant and equipment	(6)	(899)
Provision for doubtful accounts receivable	2,242	654
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(23,589)	(10,891)
Inventories	2,505	15,940
Deferred income taxes and other current assets	385	(1,960)
Intangible and other assets	718	3,493
Increase (decrease) in:
Accounts payable	10,253	(11,971)
Accrued expenses	3,343	16
Deferred income taxes	399	(128)
Minority interest	15,588	12,310
Other long-term liabilities	(5,514)	(1,778)
All other, net	981	534

Net cash provided by operating activities	55,298	55,328

Cash Flows From Investing Activities:
Acquisition of business, net of cash received	—	(2,900)
Purchases of property, plant and equipment	(14,368)	(14,747)
Proceeds from sales of property, plant and equipment	1,705	1,456

Net cash used in investing activities	(12,663)	(16,191)

Cash Flows From Financing Activities:
Proceeds from long-term debt	—	13,999
Reductions of long-term debt	(355)	(18,479)
Purchases of treasury stock	(1,620)	(375)
Exercise of stock options	3,839	2,136

Net cash provided by (used in) financing activities	1,864	(2,719)

Effect of exchange rate changes on cash and cash equivalents	(359)	(2,067)

Net increase in cash and cash equivalents	44,140	34,351
Cash and cash equivalents at beginning of period	59,789	23,785

Cash and cash equivalents at end of period	$103,929	$58,136

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest, net of interest received	$301	$3,257
Income taxes, net of refunds of $146 in 2002 and $2,841 in 2001	$16,143	$9,117

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF SEPTEMBER 28, 2002
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

        The results of operations for the nine-month period ended September 28, 2002 are not necessarily indicative of the results to be expected for the full year.

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

        Based on December 31, 2001 goodwill balances, the Company will report lower amortization of goodwill and higher operating profit of approximately $5,200 for the full year 2002 compared to the full year 2001. Because the majority of the amortization is currently not tax deductible, the increase in annual after-tax income from not amortizing goodwill is estimated to be approximately $4,850, and $3,200 after deducting Thomas Industries' minority interest. The Company tested the goodwill of all of its reporting units (which are a level below the reportable segments disclosed in Note 8) for impairment during the first quarter of 2002 using a present value of future cash flows valuation method. This process did not result in any impairment to be recorded upon the adoption of SFAS No. 142.

        Prior to the adoption of SFAS No. 142, the Company had $4,922 of goodwill acquired prior to 1971 that was not amortized and $165,928 of goodwill acquired after 1970 that was amortized on a straight-line basis over periods ranging from 10 to 40 years. Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001, net income and earnings per share for the three months and nine months ended September 28, 2002 and September 29, 2001 would have been as follows:

	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
Reported net income	$10,957	$10,003	$30,353	$26,845
Add back: Goodwill amortization *		796		2,388

Adjusted net income	$10,957	$10,799	$30,353	$29,233

Basic earnings per share:
Reported net income	$0.80	$0.75	$2.24	$2.02
Add back: Goodwill amortization *		0.06		0.18

Adjusted net income	$0.80	$0.81	$2.24	$2.20

Diluted earnings per share:
Reported net income	$0.80	$0.74	$2.22	$1.99
Add back: Goodwill amortization *		0.06		0.18

Adjusted net income	$0.80	$0.80	$2.22	$2.17

*
Goodwill amortization is after minority interest and tax effects.

        The changes in the net carrying amounts of goodwill by segment for the nine months ended September 28, 2002 are as follows:

	Commercial	Residential	Industrial and Other	Total
Balance as of January 1, 2002	$108,511	$22,576	$4,330	$135,417
Adjustments to goodwill acquired previously	(14)	84	—	70
Effect of exchange rate change on Canadian goodwill	273	6	15	294

Balance as of September 28, 2002	$108,770	$22,666	$4,345	$135,781

        The Company has a pension intangible asset that is not amortized, a minor amount of internally developed intangible assets that are amortized, and intangible assets acquired through purchases of businesses. Summarized information about the Company's acquired intangible assets follows:

	As of September 28, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreement	$12,500	$833	$12,500	$521
Non-competition agreement	10,500	700	10,500	438
Patents and other	376	90	204	42

Total	$23,376	$1,623	$23,204	$1,001

Unamortized intangible assets:
Trademarks	$75		$—

        The Company amortizes the license and non-competition agreements over 30 years, which represents their contractual life, and patents and other over two to twelve years. Amortization expense for acquired intangible assets (other than goodwill) was $622 and $582 for the first nine months of 2002 and 2001, respectively. Estimated amortization expense for acquired intangible assets for the next five full years is $825 for 2002, $810 for 2003, $799 for 2004, $799 for 2005, and $793 for 2006.

4.    Adoption of New Accounting Standard Regarding Disposal of Long-Lived Assets

        Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued in October 2001 and is effective for the Company beginning in 2002. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of net book value or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such reporting to discontinued segments of a business. The adoption of SFAS No. 144 did not have an impact on the Company's financial position or results of operations during the first nine months of 2002. However, future plans to dispose of long-lived assets could result in charges against operations to write down long-lived asset values.

5.    New Accounting Standard Regarding Costs Associated With Exit or Disposal Activities

        Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" ("SFAS No. 146"), was issued in June 2002 and is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. A commitment to an exit or disposal plan no longer will be sufficient basis for recording a liability for those activities. The adoption of SFAS No. 146 in 2003 is not expected to have an immediate material impact on the Company's financial condition or results of operations, however, the Company may have future exit or disposal activities to which SFAS No. 146 would apply.

6.    Comprehensive Income

        For the three months ended September 28, 2002 and September 29, 2001:

	2002	2001
Net income	$10,957	$10,003
Gain (loss) on foreign currency translation	(2,194)	(1,802)

Total comprehensive income	$8,763	$8,201

        For the nine months ended September 28, 2002 and September 29, 2001:

	2002	2001
Net income	$30,353	$26,845
Gain (loss) on foreign currency translation	142	(2,067)

Total comprehensive income	$30,495	$24,778

7.
Earnings Per Share

        The calculation of the average common shares outstanding assuming dilution for the three months ended September 28, 2002 and September 29, 2001 follows:

	2002	2001
	(Amounts in thousands)
Average common shares outstanding	13,622	13,388
Incremental common shares issuable:
Stock option plans	159	166

Average common shares outstanding assuming dilution	13,781	13,554

        The calculation of the average common shares outstanding assuming dilution for the nine months ended September 28, 2002 and September 29, 2001 follows:

	2002	2001
	(Amounts in thousands)
Average common shares outstanding	13,523	13,321
Incremental common shares issuable:
Stock option plans	131	138

Average common shares outstanding assuming dilution	13,654	13,459

8.
Segment Reporting

        The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Inter-segment sales are eliminated in consolidation and therefore not presented in the table below. For the three months ended September 28, 2002 and September 29, 2001:

	Commercial	Residential	Industrial and Other	Total
2002
Net sales	$185,117	$32,205	$30,946	$248,268
Operating profit	$19,506	$4,121	$1,936	$25,563
2001
Net sales	$184,669	$33,488	$34,474	$252,631
Operating profit	$17,524	$3,289	$3,623	$24,436

        For the nine months ended September 28, 2002 and September 29, 2001:

	Commercial	Residential	Industrial and Other	Total
2002
Net sales	$533,694	$97,679	$96,688	$728,061
Operating profit	$51,380	$11,424	$8,262	$71,066
2001
Net sales	$547,849	$101,049	$104,958	$753,856
Operating profit	$49,336	$8,790	$8,916	$67,042

        The Company has operations throughout North America. Information about the Company's operations by geographical area for the three months ended September 28, 2002 and September 29, 2001 follows. Foreign balances represent activity in Canadian operations.

	United States	Foreign	Total
2002
Net sales	$206,093	$42,175	$248,268
Operating profit	$19,098	$6,465	$25,563
2001
Net sales	$211,042	$41,589	$252,631
Operating profit	$18,712	$5,724	$24,436

        Information about the Company's operations by geographical area for the nine months ended September 28, 2002 and September 29, 2001 follows:

	United States	Foreign	Total
2002
Net sales	$613,741	$114,320	$728,061
Operating profit	$56,075	$14,991	$71,066
2001
Net sales	$639,712	$114,144	$753,856
Operating profit	$55,118	$11,924	$67,042

        No material changes have occurred in total assets since December 31, 2001.

9.    Reclassifications

        In September of 2001, the Company began classifying all rebates paid to customers as sales deductions. Prior to that, the Company had been classifying most customer rebates as sales deductions, but certain rebates were classified as selling and administrative expenses. The Company made a year-to-date reclassification of $2,000 in the third quarter of 2001 to reduce net sales, with a corresponding reduction in selling and administrative expenses. Prior year amounts have been adjusted to correctly reflect the effect of this reclassification in the proper quarters. The result is that the third quarter 2001 net sales and selling and administrative expenses are both $1,283 higher in this year's Form 10-Q than they were in last year's Form 10-Q. However, year-to-date 2001 net sales and selling and administrative expenses are the same in this year's Form 10-Q as they were in last year's Form 10-Q, except for a $129 reclassification related to royalty expense.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Comparison of Third Quarter 2002 to Third Quarter 2001

        Net sales for the third quarter of 2002 were $248.3 million, a decrease of 1.7% compared to 2001 third quarter net sales of $252.6 million. Net sales for the Commercial segment increased by 0.2%; net sales for the Residential segment decreased by 3.8%; and net sales for the Industrial and Other segment decreased by 10.2%. The commercial and industrial construction markets in which the Company operates remain soft. A year ago, management expected the Company's business to be soft in the first half of 2002, then start to turn around in the third quarter. This anticipated turn-around has not happened. The retail, hospitality, and office commercial construction markets are down significantly. The residential market has remained strong, but management expects some softening in residential also, particularly in the high-end homes. The Industrial and Other segment sales, down because of the soft market, have also been negatively impacted by significantly lower sales to one large customer. Overall, the Company's sales appear relatively strong, considering the softness of the construction markets. However, 2002 is being compared to a prior year that was negatively impacted by a strike at one of the Company's plants and the events of September 11.

        U.S. operations accounted for all of the Company's third quarter net sales decrease. Net sales for the Canadian operations increased by 1.4% compared to last year, while net sales for the U.S. operations decreased by 2.3%. Also, the slight weakening of the Canadian dollar during the third quarter of 2002 compared to the third quarter of 2001 reduced U.S. dollar sales of Canadian operations by $250,000. If the exchange rate had remained constant, net sales of Canadian operations would have increased 2.0%.

        During the first quarter of 2002, the Company acquired an additional 0.5% equity interest in the Lumec-Schreder joint venture. This addition provided the Company controlling interest in the joint venture, and therefore its balance sheet and income statement are now fully consolidated. This resulted in consolidating sales of $2.5 million for Canadian operations in the third quarter of 2002. If not for these Lumec-Schreder sales, net sales of Canadian operations would have decreased 4.6% for the third quarter.

        Net income for the third quarter of 2002 was $11.0 million ($0.80 per diluted share), an increase of 9.5% over the third quarter 2001 net income of $10.0 million ($0.74 per diluted share). Almost all of this increase was the result of the change in accounting rules regarding the amortization of goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and ceased amortizing goodwill. Had the Company accounted for goodwill the same way in 2001, third quarter 2001 net income would have been $10.8 million ($0.80 per diluted share).

        Cost of sales for the third quarter of 2002 was 65.2% of net sales, compared to 64.5% in the third quarter of 2001. This decrease in gross profit percentage is primarily the result of higher casualty and group health insurance costs, higher freight-in cost, a $400,000 charge related to transferring production from the Barrington, New Jersey plant to the Sparta, Tennessee plant, and steel cost increases.

        Effective March 20, 2002, the Bush administration enacted a section 201 tariff on steel imports for three years. The tariff for cold rolled steel, which the Company uses as a primary material in many of its fixtures, is 30% for 2002, 24% for 2003, and 18% for 2004. Regardless of whether the Company uses imported or domestic steel, the market price of all steel has increased since March. However, the Company, which purchases its steel from steel processors, not steel mills, was able to delay the first cost increase from its suppliers to July. Therefore, increasing steel prices had no effect on the Company's cost of sales until the third quarter. In the third quarter, the Company began to experience cost increases from 15% to 23% on steel purchases by some of its U.S. manufacturing plants. None of the Canadian plants were affected. The total impact on cost of sales in the third quarter was approximately 0.2%. Management expects its steel costs in the U.S. to stabilize near the current range during 2003. Cost increases of 15% on steel purchases in Canada are expected beginning in January 2003. However, based on the volume of the Company's steel purchases in Canada, such increases will not have a significant impact on total cost of sales.

        Selling and administrative expenses for the third quarter of 2002 were 24.4% of net sales, compared to 25.3% in the third quarter of 2001, decreasing despite increases in insurance and legal expenses. Management has been very intentional about reducing selling and administrative expenses to keep them in line with lower sales volume. The Company has experienced significant increases in casualty insurance and group health insurance expenses. Management is concerned that these insurance costs will continue to increase in the fourth quarter and beyond. Offsetting these increases in the third quarter were decreases in freight expense, which was unusually high in 2001, from 5.0% of sales to 4.6%, research and development (reduced from 1.5% of sales to 1.3%), and information technology expenses (reduced from 1.7% of sales to 1.4%).

        Interest expense net of interest income decreased to $76,000 in the third quarter of 2002 from $678,000 in the third quarter of 2001. The decrease was the result of a substantial increase in cash and a substantial decrease in debt. The Company had an average net cash position of $49.7 million during the third quarter of 2002 compared to an average net debt position of $28.3 million during the third quarter of 2001.

        The effective tax rate was 38.6% for the third quarter of 2002 compared to 40.0% for the third quarter of 2001. The decrease in the effective tax rate is a result of the adoption of SFAS No. 142 discussed above. Because most of the Company's goodwill was never amortizable for income tax purposes, the financial reporting income subject to tax did not significantly change. This resulted in a lower effective tax rate and little impact on the current tax liability.

        Management's outlook for the fourth quarter is that the overall business will remain soft. Management expects some softness in the residential market, compounding the weakness in commercial and industrial construction markets. Management does not expect business to improve much in 2003. Management expects to expense another $1.2 million of costs related to additional product transfers from Barrington, New Jersey to Sparta, Tennessee in the fourth quarter of 2002. In addition, management is anticipating increases in the costs of steel, ballasts, freight, casualty and group health insurance, and legal expenses, with an annualized impact of $17 million to $23 million. Ultimately, the transfer of production of fluorescent products to Sparta, Tennessee will result in some cost savings. However, in order to help offset more of these cost increases, management has plans to initiate a price increase by the beginning of 2003. Management is uncertain how much of this price increase will hold, but is expecting some price increase on the majority of the Company's products.

Comparison of First Nine Months of 2002 to First Nine Months of 2001

        Net sales for the first nine months of 2002 were $728.1 million, a decrease of 3.4% compared to 2001 nine month net sales of $753.9 million. Net sales for the Commercial segment decreased by 2.6%; net sales for the Residential segment decreased by 3.3%, and net sales for the Industrial and Other segment decreased by 7.9%. The commercial and industrial construction markets in which the Company operates have been very soft this whole year. The Company's three primary markets, retail, office construction, and hospitality, which includes hotels and restaurants, all remain very soft, although the hospitality market has begun to improve in recent months. The Company's fluorescent and downlighting business is struggling because of the soft market conditions, which are causing downward pricing pressures from our competitors. The residential market has been stronger than the commercial and industrial markets, however, sales of the Residential segment have decreased because of management's strategy to pursue less lower-margin business and concentrate on improving profit margins. This strategy has paid off as Residential segment operating profit margins have improved from 8.7% of sales in 2001 to 11.7% in 2002. The Industrial and Other segment sales have been negatively impacted by significantly lower sales to one large customer.

        U.S. operations accounted for all of the Company's net sales decrease in the first nine months. Net sales for the Canadian operations increased 0.2% compared to last year, while net sales for the U.S. operations decreased 4.1%. Also, the weakening of the Canadian dollar during the first nine months of 2002 compared to the first nine months of 2001 reduced U.S. dollar sales of Canadian operations approximately $1.7 million. If the exchange rate had remained constant, net sales of Canadian operations would have increased 1.7%.

        During the first quarter of 2002, the Company acquired an additional 0.5% equity interest in the Lumec-Schreder joint venture. This addition provided the Company controlling interest in the joint venture, and therefore its balance sheet and income statement are now fully consolidated. This resulted in consolidating sales of $4.9 million for Canadian operations in the first nine months of 2002. If not for these Lumec-Schreder sales, net sales of Canadian operations would have decreased 4.1% during the first nine months. Lumec-Schreder's total assets were $3.8 million as of September 28, 2002. As of September 29, 2001, the Company's equity method investment in the joint venture was $0.6 million.

        Net income for the first nine months of 2002 was $30.4 million ($2.22 per diluted share), an increase of 13.1% over the first nine months' 2001 net income of $26.8 million ($1.99 per diluted share). Most of this increase was the result of the change in accounting rules regarding the amortization of goodwill. On January 1, 2002, the Company adopted SFAS No. 142 and ceased amortizing goodwill. Had the Company accounted for goodwill the same way in 2001, net income for the first nine months would have been $29.2 million ($2.17 per diluted share). Most of the remaining increase in net income was the result of lower net interest expense, which had an impact of $1.1 million after minority interest and income taxes ($0.08 per diluted share).

        In addition, 2002 net income was adversely affected by several unusual items that did not affect 2001. These included in the first quarter expenses associated with closing the plants in Tijuana, Mexico and Milan, Illinois, and writing down the investment in Fibre Light. In addition, litigation expenses and settlements (which occurred in the normal course of business), and the third quarter cost of transferring production from Barrington, New Jersey to Sparta, Tennessee have impacted 2002 but not 2001. These items totaled $4.2 million in expense, or $1.8 million after minority interest and tax effects ($0.13 per diluted share).

        Cost of sales for the first nine months of 2002 was 65.1% of net sales, compared to 64.9% in the first nine months of 2001. This decrease in gross profit percentage is primarily the result of the expenses associated with the plant closings and production transfer mentioned above, increased environmental, workers compensation, and casualty insurance costs, offset by a more favorable mix of products sold (products with higher gross profit).

        Selling and administrative expenses for the first nine months of 2002 were 25.1% of net sales, compared to 25.6% in the first nine months of 2001, decreasing despite increases in insurance and legal expenses and the write-down of the investment in Fibre Light in the first quarter. Management has been very intentional about reducing selling and administrative expenses to keep them in line with lower sales volume. Offsetting the increases in casualty insurance, group health insurance, and legal expenses were decreases in freight expense, which was unusually high in 2001, research and development, and information technology expenses.

        Interest expense net of interest income decreased to $338,000 in the first nine months of 2002 from $2.9 million in the first nine months of 2001. The decrease was the result of a substantial increase in cash and a substantial decrease in debt. The Company had an average net cash position of

$34.7 million during the first nine months of 2002 compared to an average net debt position of $46.6 million during the first nine months of 2001.

        The effective tax rate was 38.6% for the first nine months of 2002 compared to 40.0% for the first nine months of 2001. The decrease in the effective tax rate is a result of the adoption of SFAS No. 142 discussed above. Because most of the Company's goodwill was never amortizable for income tax purposes, the financial reporting income subject to tax did not significantly change. This resulted in a lower effective tax rate and little impact on the current tax liability.

LIQUIDITY AND CAPITAL RESOURCES

        The Company focuses on its level of net cash or debt (cash and cash equivalents minus total debt), its level of working capital, and its current ratio as its most important measures of short-term liquidity. For long-term liquidity, the Company considers its ratio of total debt to total capital employed (total debt plus total stockholders' equity) and trends in net cash and cash provided by operating activities to be the most important measures. From both a short-term and a long-term perspective, the Company's liquidity is currently very strong.

        As of September 28, 2002, the Company was in a net cash position of $63.8 million, compared to a net cash position of $19.5 million as of December 31, 2001 and a net debt position of $6.7 million as of September 29, 2001. Total debt of $40.1 million as of September 28, 2002 was down just slightly compared to December 31, 2001, while cash and cash equivalents increased to $103.9 million at September 28, 2002, compared to $59.8 million at December 31, 2001.

        Working capital at September 28, 2002 was $252.4 million, compared to $203.6 million at December 31, 2001. This increase was primarily due to a $44.1 million increase in cash, and a $21.5 million increase in accounts receivable, offset by a $10.4 million increase in accounts payable. Accounts receivable usually increase significantly from December to September because the December balance is typically the lowest balance of the year. However, the September 2002 balance is also $9.3 million higher than the September 2001 balance. The Company has increased extended payment terms pursuant to special sales programs.

        The current ratio was 2.5 at September 28, 2002, compared to 2.3 at December 31, 2001.

        The ratio of total debt to total capital employed at September 28, 2002 was reduced to the lowest level in the Company's history at 11.9%, compared to 13.3% at December 31, 2001. The Company is in an excellent position to add debt if needed. During the first nine months of 2002, the Company provided $55.3 million cash from operating activities, virtually the same as during the first nine months of 2001. Management expects operating activities to provide more cash during the fourth quarter of 2002.

        Cash used in investing activities is comprised of acquisitions of businesses, normal purchases of plant and equipment, less proceeds from sales of plant and equipment. In the third quarter of 2001, the Company spent $2.9 million to purchase the net assets of Entertainment Technology. Purchases of plant and equipment in the first nine months of 2002 were virtually the same as in the first nine months of 2001. Proceeds from sales in 2002 were primarily supplied from the second quarter sale of the plant in Milan, Illinois. Proceeds from sales in 2001 were primarily supplied from the first quarter sale of the distribution center in Hopkinsville, Kentucky.

        In the third quarter of 2000, the Company obtained a $7.6 million industrial revenue bond to finance a plant expansion and paint line at the plant in Littlestown, Pennsylvania. This project is currently on hold until the construction markets and the Company's sales strengthen. In the third quarter of 2001, the Company obtained a $5 million industrial revenue bond to finance an expansion of the fluorescent lighting plant in Sparta, Tennessee. This expansion is proceeding and will be fully operational by the end of the fourth quarter. The larger facility will enable the Company to consolidate manufacturing of its fluorescent products from other more expensive plants. Of the cash and cash equivalents balance of $103.9 million at September 28, 2002, $8.7 million represented funds in trusts relating to the bonds. As expenditures are made for these projects, funds are drawn from the respective trusts.

        The Company has plans to spend approximately $30 million to build and relocate into a new 300,000 square foot HID (high intensity discharge) manufacturing plant in San Marcos, Texas, replacing current multiple facilities. In 2000, the Company entered into a bridge agreement in off balance sheet financing for the land for this plant, and approximately $1.3 million had been advanced under that agreement. In the third quarter of 2002, the Company paid off this amount and terminated negotiations on the synthetic lease agreement (off balance sheet financing).

        Cash provided by financing activities during the first nine months of 2002 was $1.9 million, with $3.8 million in stock options exercised offset by $0.3 million in payments on long-term debt and $1.6 million in treasury stock purchases. The Company has repurchased 49,900 shares at an average price of $32.44 per share. During the first nine months of 2001 the Company used $2.7 million of cash by financing activities, a net decrease in debt of $4.5 million and $0.4 million in treasury stock purchases, less $2.1 million provided by the exercise of stock options.

        The Company's debt at September 28, 2002 consisted of $16.2 million in Canadian dollar notes from the Ledalite acquisition, $23.1 million in industrial revenue bonds, and $0.8 million in capital leases and other. The Company is in compliance with all of its debt covenants. The Company has a $150 million revolving credit facility with eight banks that matures in August 2003. At September 28, 2002 the Company had no borrowings and $48.3 million in outstanding letters of credit under this facility. The letters of credit serve to guarantee the Canadian dollar notes and industrial revenue bonds as well as insurance reserves.

        Management is confident that currently available cash and borrowing facilities, combined with internally generated funds, will be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future. The Company continues to seek opportunities to acquire businesses that fit its strategic growth plan. Management believes adequate funds for any such investments will be available through current cash holdings or future borrowings.

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

        For the first nine months of 2002 and 2001, 15.7% and 15.1%, respectively, of the Company's net sales were generated from operations in Canada. In addition, the Company has a production facility in Mexico. International operations are subject to fluctuations in currency exchange rates. The Company monitors its currency exposure in each country, but does not actively hedge or use derivative financial instruments to manage exchange rate risk. Management cannot predict future foreign currency fluctuations, which have and will continue to affect the Company's balance sheet and results of operations.

        The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders' equity, was a $6.1 million loss as of September 28, 2002. Such adjustments were a $142,000 gain in the first nine months of 2002 and a $2.1 million loss in the first nine months of 2001.

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

ITEM 4. CONTROLS AND PROCEDURES

        The Company maintains a system of controls and procedures designed to provide assurance regarding the reliability and completeness of the financial statements and other disclosures included in this report. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, within 90 days prior to the filing date of this report. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that these disclosure controls and procedures were effective. No significant changes have been made to internal controls or other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

        Discovery has been completed in the matter and numerous procedural and dispositive motions have been filed and are pending. The trial date has been re-scheduled for March 31, 2003. Genlyte believes that it has meritorious defenses to the adversary proceeding and is defending said action vigorously.

        Additionally, the Company is a defendant and/or potentially responsible party, with other companies, in actions and proceedings under state and Federal environmental laws, including the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended.

        In the normal course of business, the Company is a party to legal proceedings and claims. When costs can be reasonably estimated, appropriate liabilities or reserves for such matters are recorded. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial condition, results of operations, or liquidity of the Company or Genlyte, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company and/or to Genlyte.

        Management does not believe that the disposition of any lawsuits and/or proceedings will have a material effect on the Company's or Genlyte's financial condition, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibit 99.1—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K:

        On August 19, 2002, the Company issued a report on Form 8-K announcing the change of its principal executive office address and phone numbers.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of November 12, 2002 by the undersigned thereunto duly authorized.

THE GENLYTE GROUP INCORPORATED (Registrant)
/s/ LARRY K. POWERS Larry K. Powers Chairman, President and Chief Executive Officer
/s/ WILLIAM G. FERKO William G. Ferko Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Larry K. Powers, Chief Executive Officer of the Registrant, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Genlyte Group Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 12, 2002	/s/ LARRY K. POWERS Larry K. Powers Chairman, President and Chief Executive Officer

Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William G. Ferko, Chief Financial Officer of the Registrant, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Genlyte Group Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 12, 2002
/s/ WILLIAM G. FERKO William G. Ferko Vice President, Chief Financial Officer and Treasurer

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS