Form 10-K
period 2002-12-31
GENLYTE GROUP INC
filed 2003-03-28
CIK 833076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Commission file number: 0-16960

THE GENLYTE GROUP INCORPORATED

10350 ORMSBY PARK PLACE, SUITE 601

LOUISVILLE, KY  40223

(502) 420-9500

Incorporated in Delaware	I.R.S. Employer
Identification No. 22-2584333

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ National Market System

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒  Yes   ☐  No

Aggregate market value of common stock held by non-affiliates on June 28, 2002: $553,672,608.

Number of shares of common stock outstanding as of March 3, 2003: 13,462,287.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of Annual Report to Stockholders for the year ended December 31, 2002	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2003	Part III

PART I

ITEM 1.    BUSINESS

The Genlyte Group Incorporated (“Genlyte”) was incorporated in the State of Delaware in 1985 as a wholly-owned subsidiary of Bairnco Corporation.  In 1988 Genlyte was spun off from Bairnco Corporation and became an independent public company.

On August 30, 1998, Genlyte and Thomas Industries Inc. (“Thomas”) completed the combination of the business of Genlyte with the lighting business of Thomas (“Thomas Lighting”), in the form of a limited liability company named Genlyte Thomas Group LLC (“GTG”).  Genlyte contributed substantially all of its assets and liabilities to GTG and received a 68% interest in GTG.  Thomas contributed substantially all of the assets and certain related liabilities of Thomas Lighting and received a 32% interest in GTG.  For more information regarding the formation of GTG, see note (3) in the “Notes to Consolidated Financial Statements” section of Genlyte’s 2002 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

Throughout this Form 10-K, the term “Company” as used herein refers to The Genlyte Group Incorporated, including the consolidation of Genlyte, GTG, and all majority-owned subsidiaries.

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

In the U.S. —

Bronzelite, Capri/Omega, Chloride Systems, Crescent, Day-Brite, Entertainment Technology, ExceLine, Forecast, Gardco, Hadco, Ledalite,  Lightolier, Lightolier Controls, Lumec, Lumec-Schreder, Stonco, Thomas Lighting, Translite Sonoma, Vari-Lite, and Wide-Lite.

In Canada —	All of the above plus Canlyte and Thomas Lighting Canada.

The Company’s products primarily utilize incandescent, fluorescent, light emitting diodes (LED), and high-intensity discharge (HID) light sources and are marketed primarily to distributors who resell the products for use in new commercial, residential, and industrial construction as well as in remodeling existing structures.

Because the Company does not principally sell directly to the end-user of its products, management cannot determine precisely the percentage of its revenues derived from the sale of products installed in each type of building or the percentage of its products sold for new construction versus remodeling.  The Company’s sales, like those of the lighting fixture industry in general, depend significantly on the level of activity in new construction and remodeling.

Part of the Company’s strategy has been to strengthen its product lines and profitably grow sales through the acquisition of other lighting companies.  A description of recent acquisitions is contained in notes (4), (5), and (6) in the “Notes to Consolidated Financial Statements” section of Genlyte’s 2002 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

Financial Information About Industry Segments

Financial information about the Company’s industry segments for the last three fiscal years is set forth in note (19) in the “Notes to Consolidated Financial Statements” section of Genlyte’s 2002 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

Products and Distribution

The Company designs, manufactures, markets, and sells the following types of products:

Indoor Fixtures:

Incandescent, fluorescent, LED, and HID lighting fixtures and lighting controls for commercial, residential, industrial, institutional, medical, entertainment, and sports markets, and task lighting for all markets.

Outdoor Fixtures:	HID and incandescent lighting fixtures and accessories for commercial, residential, industrial, institutional, and sports markets.

The Company’s products are marketed by independent sales representatives and Company direct sales personnel who sell to distributors, electrical wholesalers, mass merchandisers, and national accounts.  In addition, the Company’s products are promoted through architects, engineers, contractors, and building owners.  The fixtures are principally sold throughout the United States and Canada.

Raw Materials Sources and Availability

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons — from multiple sources.  No significant supply problems have been encountered in recent years. Relationships with vendors have been satisfactory.

Patents and Trademarks

The Company has hundreds of United States and foreign mechanical patents, design patents, and registered trademarks.  The Company maintains such protections by periodic renewal of trademarks and payments of maintenance fees for issued patents.  The Company vigorously enforces its intellectual property rights.  The Company does not believe that a loss of any presently held patent or trademark is likely to have a material adverse impact on its business.

Seasonal Effects on Business

There are no predictable significant seasonal effects on the Company’s results of operations.

Working Capital

The Company has no significant business practices counter to lighting industry practices that affect working capital.  The Company’s terms of collection vary but are generally consistent with lighting industry practices, including programs to extend terms beyond 30 days.  The Company attempts to keep inventory levels at the minimum required to satisfy customer requirements.  The residential segment, as well as the commodity-type products in the commercial and industrial segments, generally requires substantial amounts of finished goods to satisfy quick shipment of customer orders.  Other products that are made to order require less finished goods but more raw material and component inventories.

Backlog

Backlog was $102,215,000 as of December 31, 2002; $94,989,000 as of December 31, 2001; and $95,887,000 as of December 31, 2000.  Substantially all the backlog at December 31, 2002 is expected to be shipped in 2003.

Competition

The lighting market addressed by the Company represents an estimated $8 billion of revenues per year.  The industry is very mature, and although it contains a few large companies, no single company is truly dominant.  The Company believes its sales make it the third highest-selling lighting fixture manufacturer in North America, behind the lighting equipment segment of Acuity Brands, Inc. (better known as Lithonia) and Cooper Industries, whose lighting fixture sales are included in its electrical products segment.  However, the lighting industry is highly fragmented, with markets served by many international, national, and regional companies.

The Company’s products span major market segments in the lighting industry and therefore compete in a number of different markets with numerous competitors for each type of fixture.  The principal measures of competition in indoor and outdoor fixtures for the commercial, residential, and industrial segments are price, service (delivery), design, innovation, and product quality and performance.  Certain commodity-type products compete more on price, delivery, and quality.  More differentiated products compete more on design, innovation, and product performance, including energy efficiency.  The Company believes that it competes adequately in all of these measures of competition and attempts to differentiate itself through innovation and energy efficiency.

Research and Development

The Company continues to develop new products to provide innovative lighting solutions to meet the needs of its customers.  Costs incurred for research and development activities, as determined in accordance with accounting principles generally accepted in the United States, were $8,521,000; $9,359,000; and $8,510,000; during 2002, 2001, and 2000, respectively.

Environmental Regulations

The Company’s operations are subject to Federal, state, local, and foreign laws and regulations that have been enacted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment.  Management does not anticipate that compliance with current environmental laws and regulations will materially affect the Company’s capital expenditures, results of operations, or competitive position in 2003.

Employees

At December 31, 2002, the Company employed 3,193 union and nonunion production workers and 1,880 engineering, administrative, and sales personnel, for a total of 5,073 employees.  Several of the collective bargaining agreements, covering 799 employees, which is 31.1% of the union employees and 15.8% of the total employees, will expire in 2003.  Relationships with unions have been satisfactory.  Expiration and re-negotiation of collective bargaining agreements is not expected to have a significant impact on 2003 production.

International Operations

The Company has international operations in Canada and Mexico.  Financial information about the Company’s operations by geographical area for the last three fiscal years is set forth in note (20) in the “Notes to Consolidated Financial Statements” section of Genlyte’s 2002 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.  Management generally believes that there are no substantial differences in business risks with these international operations compared with domestic operations, although the Company is subject to different economic uncertainties in its foreign operations and is subject to foreign currency exchange fluctuations.

Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information in Items 1, 2, 3, 5, 7 and 8 of this Form 10-K includes information that is forward-looking. The matters referred to in such information could be affected by the risks and uncertainties involved in the Company’s business.  These risks and uncertainties include, but are not limited to, the effect of overall economic and specific market conditions, new building construction cycles, the impact of seasonal weather conditions on construction activity, customer acceptance of price increases, acceptance of new product offerings, availability of attractive acquisition candidates, cost and availability of steel and other raw materials, casualty and medical insurance cost increases, the costs and outcomes of legal proceedings, currency exchange rates, the level and volatility of interest rates, the impact of legislative enactments, regulatory action and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described in this Form 10-K.

Available Information

The Company makes available free of charge through its Internet web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports, and proxy statements for its annual meeting of stockholders as soon as reasonably practicable after this material has been electronically filed with, or furnished to, the Securities and Exchange Commission.  This material may be accessed by visiting the Investor Relations section of the Company’s web site at http://www.genlyte.com.

ITEM 2.    PROPERTIES

In August 2002, the Company moved its Corporate office to a new leased office building in Louisville, Kentucky.  Because of the large number of individual locations and the diverse nature of the operating facilities, specific description of each property owned and leased by the Company is neither practical nor meaningful to an understanding of the Company’s business.  All of the buildings are of steel, masonry, or concrete construction, are maintained and generally in good working condition, and generally provide adequate and suitable space for the operations of each location.  A summary of the Company’s property follows:

Nature of Facilities	24 Owned Facilities Total Square Feet	55 Leased Facilities Total Square Feet	79 Combined Facilities Total Square Feet
Manufacturing Plants	1,745,000	449,000	2,194,000
Warehouses	1,072,000	426,000	1,498,000
Administrative Offices	316,000	179,000	495,000
Sales Offices	—	67,000	67,000
Other	139,000	59,000	198,000
Total	3,272,000	1,180,000	4,452,000

While management believes that the Company’s facilities are generally adequate, the Company is currently, and will continue, reorganizing manufacturing and distribution facilities in order to more efficiently utilize capacity.  The Company has additional capacity available at some of its manufacturing facilities, and consolidating activities have and will continue to occur.  At the same time, management has plans to expand manufacturing capacity at two locations.  The overall strategy is to focus each facility on what it does best.

ITEM 3.    LEGAL PROCEEDINGS

Genlyte was named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation (“Keene”).  The complaint is being prosecuted by the Creditors Trust created for the benefit of Keene’s creditors (the “Trust”), seeking from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief.  With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation (“Bairnco”).  The complaint also challenges Bairnco’s spin-off of Genlyte in August 1988.  Other allegations are that Genlyte, as well as other corporate defendants, are liable as corporate successors to Keene.  The complaint fails to specify the amount of damages sought against Genlyte.

Following confirmation of the Keene reorganization plan, the parties moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court.  On January 5 and 6, 1999, the Court rendered rulings restricting the claims by the Trust against Genlyte and other corporate defendants, and dismissing the claims against all individual defendants except one.  The primary effect of the rulings with respect to claims against Genlyte was to require the Trust to prove that the 1984 sale of certain lighting assets of Keene was made with actual intent to defraud present and future creditors of Genlyte’s predecessor.

On March 14, 2003, the Court issued summary judgment in favor of all defendants in the case.  As a result, the case against all defendants, including Genlyte, was dismissed in its entirety. The Creditors Trust has not indicated its intentions with respect to appeal; however, the Federal Rules of Civil Procedure provide for appeal as a matter of right with respect to any final judgment. The time for filing a Notice of Appeal by the Creditors Trust shall expire on the 30th day following entry of the Court’s judgment, absent some other procedural action being taken by any party, which could suspend or delay the running of the time for a filing by the Creditors Trust of a Notice of Appeal.

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

Management does not believe that the disposition of any lawsuits and/or proceedings will have a material effect on the Company’s financial condition, results of operations, or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)                                                          Genlyte’s common stock is traded on the NASDAQ National Market System under the symbol “GLYT.”  Data regarding market prices of Genlyte’s common stock is included in note (21) in the “Notes to Consolidated Financial Statements” section of Genlyte’s 2002 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

(b)                                                         The number of common equity security holders is as follows:

Title of Class	Number of Holders of Record as of Year-end 2002

Common Stock, par value $.0l per share	1,098

(c)                            The Company has never paid a cash dividend on its common stock and does not expect to pay any cash dividends on its common stock in the foreseeable future.  This is not because of dividend restrictions, but because management believes the stockholders are better served if all of the Company’s earnings are retained for expansion of the business or used to repurchase treasury shares.  Information concerning Preferred Stock Purchase Rights is included in note (16) in the “Notes to Consolidated Financial Statements” section of Genlyte’s 2002 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

Reference is made to the “Selected Financial Data” section of Genlyte’s 2002 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Genlyte’s 2002 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk for interest rates, prices of raw materials and component parts, and foreign currency exchange rates in the operation of its business.  Each of these risks is discussed below.

The Company earns interest income on its cash and cash equivalents and pays interest expense on its long-term debt.  Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations.  However, because of its net cash position (cash and cash equivalents exceed total debt) and the current low level of interest rates, management currently believes this risk is not material to the Company’s operating results in the near term. Interest rates on short-term investments cannot decrease much further, and an increase in interest rates would result in an increase in interest income exceeding the increase in interest expense.  Based upon December 31, 2002 debt levels, a hypothetical 1% increase in interest rates would result in an annualized increase of approximately $371,000 in interest expense, reducing net income by $96,000 after minority interest and taxes.  However, based on December 31, 2002 cash and cash equivalent levels, a 1% increase in interest rates would provide a greater increase in interest income, resulting in an increase of $748,000 in net interest income, or $372,000 after minority interest and taxes.  The estimated increases are based upon no change in the volume or composition of cash and cash equivalents or debt at December 31, 2002.  The increases also assume short-term interest rates on cash and cash equivalents fluctuate “perfectly” with long-term interest rates on debt, which is not likely to occur.  The Company does not use derivative financial products such as interest rate hedges or swaps.

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons.  The Company’s operating results could be affected by the availability and price fluctuations of these materials.  The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No consequential supply problems have been encountered in recent years.  Price risk for these materials is related to increases in commodity items that effect all users of the materials, including our competitors.  In recent years, few of these materials have had volatile prices, and the primary price trend has been slightly downward.  Historically, the Company has attempted to pass along significant price increases in these materials in industry-wide price adjustments to customers, to mitigate the Company’s exposure to supplier price fluctuations.

However, such price adjustments are subject to competitive pressure.  The Company does not actively hedge or use derivative instruments to manage its risk in this area.

In 2002, approximately 16% of the Company’s net sales were generated from operations in Canada, the majority of which were products manufactured and sold within Canada.   As of December 31, 2002, approximately 21% of the Company’s total assets were in Canada. The Company’s financial condition and operating results are affected by changes in Canadian dollar exchange rates, but management does not regard this risk as material and, therefore, does not actively hedge or use derivative instruments to manage risk in this area.    Foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income, were a credit of $14,000 in 2002, a charge of $2,397,000 in 2001, and a charge of $1,360,000 in 2000. Gains and losses resulting from foreign currency transactions, which do affect net income, were a pre-tax gain of $151,000 in 2002, a pre-tax gain of $88,000 in 2001, and a pre-tax loss of $80,000 in 2000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” sections of Genlyte’s 2002 Annual Report to Stockholders (Exhibit 13 hereto), which is incorporated herein by reference.  Financial statement schedules are included in Part IV of this filing.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 23, 2002, upon the recommendation of the Audit Committee, the Board of Directors of Genlyte dismissed Arthur Andersen LLP as Genlyte’s independent auditors and appointed Ernst & Young LLP as Genlyte’s independent auditors for the year ending December 31, 2002.  Further information is contained in Genlyte’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2002, which is incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to the Directors of Genlyte is included in the “Election of Directors” section of the Proxy Statement for the 2003 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Executive Officers

The Company’s executive officers do not hold specified terms of office, so their service does not “expire.”  Present executive officers are:

Larry K. Powers

Mr. Powers, age 60, has served as President and Chief Executive Officer of the Company since January 1994 and has been an employee of the Company since 1983.  Mr. Powers has also served as Chairman of the Board since April 2000 and a Director of Genlyte since July 1993.

Zia Eftekhar

Mr. Eftekhar, age 57, has served as Vice President – Executive Officer of the Company since April 2001 and President of Lightolier, the largest division of the Company, since June 1992.  He has been an employee of Lightolier since 1968.  Mr. Eftekhar has also served as a Director of Genlyte since February 2001.

William G. Ferko

Mr. Ferko, age 48, has served as Vice President, Chief Financial Officer, and Treasurer of the Company since November 1998.  He served as Vice President and Chief Financial Officer of Goss Graphics Systems, Inc. from 1996 to November 1998, and held various financial positions with Tenneco Inc. from 1976 to 1996.

Ronald D. Schneider

Mr. Schneider, age 52, has served as Vice President - Executive Officer of the Company since April 2000 and Vice President Operations of the Company since August 1998.  He served as Vice President and General Manager Commercial & Industrial Division of Thomas Lighting from January 1997 to August 1998.  Mr. Schneider had been an employee of Thomas since 1984.

Raymond L. Zaccagnini

Mr. Zaccagnini, age 53, has served as Corporate Secretary of the Company since February 1999 and Executive Officer – Vice President Administration of the Company since August 1998 (when GTG was formed from Genlyte and Thomas Lighting).  He served as Vice President of Operations of Thomas Lighting from January 1997 to August 1998.  Mr. Zaccagnini had been an employee of Thomas since 1977.

Daniel R. Fuller

Mr. Fuller, age 49, has served as Assistant Corporate Secretary of the Company since February 1999, Vice President and General Counsel of the Company since February 2000, and General Counsel of the Company from September 1998 to February 2000.  He had been in private law practice from 1978 to September 1998.

ITEM 11.    EXECUTIVE COMPENSATION

The information required with respect to executive compensation is included in the “Compensation of Directors” and “Compensation Committee Report on Executive Compensation” sections of the Proxy Statement for the 2003 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The information required with respect to security ownership is included in the “Voting Securities and Principal Holders Thereof” section of the Proxy Statement for the 2003 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required with respect to relationships and related transactions is included in the “Compensation Committee Interlocks and Insider Participation” and “Voting Securities and Principal Holders Thereof” sections of the Proxy Statement for the 2003 Annual Meeting of Stockholders of Genlyte, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide assurance regarding the reliability and completeness of the consolidated financial statements, notes to consolidated financial statements, and other disclosures included in this annual report.  The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), within 90 days prior to the filing date of this report.  Based on that evaluation, the Company’s management, including the CEO and the CFO, concluded that these disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to them by others within the Company.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           1.    FINANCIAL STATEMENTS

The following information is incorporated herein by reference to Genlyte’s 2002 Annual Report to Stockholders (Exhibit 13 hereto):

Reports of Independent Auditors

Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

2.    FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000 (page 21)

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes.

3.    EXHIBITS

For a list of exhibits filed as part of this report on Form 10-K, see the Exhibit Index on pages 22 to 25.  Exhibits 10.1, 10.3, 10.4, and 10.9 are management contracts or compensatory plans or arrangements required to be filed.

(b)           REPORTS ON FORM 8-K

There were no reports on Form 8-K during the fourth quarter of 2002.

A Form 8-K was filed on January 6, 2003, providing a copy of a notice to the directors and officers of GTG and its executive committee of management, and to the directors and officers of Genlyte.

This notice informed them that between the dates of January 28, 2003 and February 6, 2003, inclusive, there shall be a blackout with respect to trading of the common stock of Genlyte.

A Form 8-K was filed on February 10, 2003, providing a preliminary release of the Company’s consolidated financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000, without footnotes and without the auditor’s opinion.

A Form 8-K was filed on March 17, 2003, attaching a news release titled “Court rules in Genlyte’s favor in Keene Fraudulent Conveyance Case.”

(c)                        EXHIBITS

The exhibits filed with this report on Form 10-K, as required by Item 601 of Regulation S-K, are incorporated by reference in or follow the Exhibit Index on pages 22 to 25.

(d)                       FINANCIAL STATEMENT SCHEDULES

The financial statement schedule filed with this report on Form 10-K is on page 21.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GENLYTE GROUP INCORPORATED
Registrant

Date:	March 28, 2003	By	/s/ Larry K. Powers
Larry K. Powers
Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Genlyte and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry K. Powers	Chairman	March 28, 2003
Larry K. Powers	President &
(Principal Executive Officer)	Chief Executive Officer
Director

/s/ William G. Ferko	Vice President	March 28, 2003
William G. Ferko	Chief Financial Officer &
(Principal Financial Officer and Principal Accounting Officer)	Treasurer

/s/ David M. Engelman	Director	March 28, 2003
David M. Engelman

/s/ Frank Metzger	Director	March 28, 2003
Frank Metzger

/s/ Zia Eftekhar	Director	March 28, 2003
Zia Eftekhar

/s/ Robert D. Nixon	Director	March 28, 2003
Robert D. Nixon Ph.D

/s/ John T. Baldwin	Director	March 28, 2003
John T. Baldwin

CERTIFICATIONS

Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Larry K. Powers, Chief Executive Officer of the Registrant, certify that:

1.               I have reviewed this annual report on Form 10-K of The Genlyte Group Incorporated;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.               The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Larry K. Powers
Larry K. Powers
Chairman, President and Chief Executive Officer

Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William G. Ferko, Chief Financial Officer of the Registrant, certify that:

1.               I have reviewed this annual report on Form 10-K of The Genlyte Group Incorporated;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.               The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ William G. Ferko
William G. Ferko
Vice President, Chief Financial Officer and Treasurer

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(Amounts in thousands)

	Balance at Beginning of Year	Additions From Companies Acquired	Additions (Deductions) Charged (Credited) to Costs and Expenses	Additions (Deductions) Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
		(1)	(2)	(3)	(4)
Year Ended 12/31/02

Allowance for Doubtful accounts	$10,111	$25	$2,170	$(679)	$(1,011)	$10,616

Year Ended 12/31/01

Allowance for Doubtful accounts	$11,014	$229	$424	$(508)	$(1,048)	$10,111

Year Ended 12/31/00

Allowance for Doubtful accounts	$14,910	$223	$(718)	$—	$(3,401)	$11,014

(1)          The amount in 2000 represents $35 acquired from Translite Sonoma and $188 acquired from Chloride Systems.  The amount in 2001 represents the amount acquired from Entertainment Technology.  The amount in 2002 represents the amount acquired from Vari-Lite.

(2)          The amount in 2000 is a credit to income resulting from a reduction in the allowance due to improvement in the quality of accounts receivable.

(3)          The amount in 2002 primarily represents a reduction in a Thomas Lighting allowance that was established in 1998 at the formation of GTG.  Because the original allowance was recorded with a charge to goodwill, the reduction in the allowance was recorded with a credit to goodwill in 2002.

(4)          Amounts represent uncollectible accounts written off, less recoveries of accounts previously written off.

EXHIBIT INDEX

No.	Description	Incorporated by Reference to:

2.1	Merger and Assumption Agreement, dated as of December 28, 1990, by and between Genlyte and Lightolier	Exhibit 10(d) to Genlyte’s Form 10-K filed with the Securities and Exchange Commission in March 1991

2.2	Master Transaction Agreement dated April 28, 1998 by and between Thomas and Genlyte	Exhibit 2.1 to Genlyte’s Form 8-K filed with the Securities and Exchange Commission on July 24, 1998

2.3	Limited Liability Company Agreement of GT Lighting, LLC (now named Genlyte Thomas Group LLC) dated April 28, 1998 by and among Thomas, Genlyte and GTG	Exhibit 2.2 to Genlyte’s Form 8-K filed with the Securities and Exchange Commission on July 24, 1998

2.4	Capitalization Agreement dated April 28, 1998 by and among GTG and Thomas and certain of its affiliates	Exhibit 2.3 to Genlyte’s Form 8-K filed with the Securities and Exchange Commission on July 24, 1998

2.5	Capitalization Agreement dated April 28, 1998 by and between GTG and Genlyte	Exhibit 2.4 to Genlyte’s Form 8-K filed with the Securities and Exchange Commission on July 24, 1998

2.6	Financial Statements of Business Acquired and Pro Forma Financial Information related to the formation of GTG	Exhibits 99.1 through 99.16 to Genlyte’s Form 8-K/A filed with the Securities and Exchange Commission on November 5, 1998

3.1	Amended and Restated Certificate of Incorporation of Genlyte, dated August 2, 1988	Exhibit 3(b) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

3.2	Amended and Restated Certificate of Incorporation of Genlyte, dated May 9, 1990	Exhibit 3(a) to Genlyte’s Form 10-K filed with the Securities and Exchange Commission in March 1993

3.3	Amended and Restated Bylaws of Genlyte, as adopted on May 16, 1988	Exhibit 3(c) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

4.1	Form of Stock Certificate for Genlyte Common Stock	Exhibit 4(a) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

No	Description	Incorporated by Reference to:

4.2	Stock Purchase Agreement between Genlyte and purchasers of Genlyte Class B Stock, dated as of June 17, 1988	Exhibit 10(a) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

4.3	Rights Agreement, dated as of September 13, 1999, between Genlyte and The Bank of New York, as Rights Agent	Exhibit 4.1 to Genlyte’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 15, 1999

10.1*	Management Incentive Compensation Plan	Exhibit 10(i) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

10.2	Tax Sharing Agreement between Genlyte and Bairnco Corporation, dated July 15, 1988	Exhibit 10(k) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

10.3*	Genlyte 1988 Stock Option Plan	Exhibit 10(j) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

10.4*	Genlyte 1998 Stock Option Plan	Annex A to Genlyte’s Proxy Statement (Form DEF 14A) for the 1998 Annual Meeting of Stockholders of Genlyte as filed with the Securities and Exchange Commission on March 23, 1998

10.5

Loan Agreement between Genlyte and the New Jersey Economic Development Authority dated April 1, 1990, replacing the First Mortgage and Security Agreement between the New Jersey Economic Development Authority and KCS Lighting, Inc., dated December 20, 1984 (assigned to and assumed by Genlyte effective December 31, 1986)

Exhibit 10(b) to Genlyte’s Form 10-K filed with the Securities and Exchange Commission in March 1991

No.	Description	Incorporated by Reference to:

10.6

Loan Agreement between Genlyte and the New Jersey Economic Development Authority dated June 1, 1990, replacing the Loan Agreement between KCS Lighting, Inc. and the New Jersey Economic Development Authority, dated December 20, 1984 (assigned to and assumed by Genlyte effective December 31, 1986)

Exhibit 10(c) to Genlyte’s Form 10-K filed with the Securities and Exchange Commission in March 1991

10.7	Loan Agreements between Genlyte and Jobs for Fall River, Inc., dated as of July 13, 1994	Exhibit 4(c) to Genlyte’s Form 10-K filed with the Securities and Exchange Commission on March 30, 1995

10.8	Credit Agreement between GTG and the applicable banks named therein, dated as of August 30, 1998	Exhibit 10 to Genlyte’s Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998

10.9*	Form of Employment Protection Agreement between Genlyte and certain key executives	Exhibit 99 to Genlyte’s Form 10-K filed with the Securities and Exchange Commission on March 26, 1999

10.10	Financing agreement between Genlyte Thomas Group Nova Scotia ULC and Bank of Montreal, dated December 22, 1999	Exhibit 10(a) to Genlyte’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2000

10.11	Financing agreement between Genlyte Thomas Group Nova Scotia ULC and The Toronto-Dominion Bank, dated December 22, 1999	Exhibit 10(b) to Genlyte’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2000

10.12	Financing agreement between Genlyte Thomas Group Nova Scotia ULC and Royal Bank of Canada, dated December 22, 1999	Exhibit 10(c) to Genlyte’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2000

10.13	Loan agreement between Adams County Industrial Development Authority and GTG, dated as of May 1, 2000	Exhibit 10(a) to Genlyte’s Form 10-K filed with the Securities and Exchange Commission on March 23, 2001

10.14

Lease Agreement between The Industrial Development Board of White County, TN and GTG, and Indenture of Trust between The Industrial Development Board of White County, TN and SunTrust Bank, both dated as of September 1, 2001

Exhibit 10(a) to Genlyte’s Form 10-K filed with the Securities and Exchange Commission on March 20, 2002

Other Exhibits included herein:

13	Portions of the Annual Report to Stockholders for the year ended December 31, 2002, incorporated herein by reference

21	Subsidiaries of The Genlyte Group Incorporated

23.1	Consent of Independent Auditors

23.2	Information Regarding Consent Of Arthur Andersen LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* management contract or compensatory plan or arrangement