Form 10-Q
period 2003-03-29
GENLYTE GROUP INC
filed 2003-05-09
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

Commission File Number  0-16960

THE GENLYTE GROUP INCORPORATED

10350 ORMSBY PARK PLACE SUITE 601 LOUISVILLE, KY 40223 (502) 420-9500

Incorporated in Delaware	I.R.S. Employer Identification No. 22-2584333

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

The number of shares outstanding of the issuer’s common stock as of April 30, 2003 was 13,475,727.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 29, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 29, 2003 AND MARCH 30, 2002

(Amounts in thousands, except earnings per share data)

(Unaudited)

	2003	2002
Net sales	$237,913	$232,026
Cost of sales	156,083	151,806
Gross profit	81,830	80,220
Selling and administrative expenses	60,824	59,544
Amortization of intangible assets	227	222
Operating profit	20,779	20,454
Interest expense, net of interest income	28	219
Minority interest, net of income taxes	6,265	6,038
Income before income taxes	14,486	14,197
Income tax provision	5,678	5,479
Net income	$8,808	$8,718

Earnings per share:
Basic	$0.65	$0.65
Diluted	$0.65	$0.64

Weighted average number of shares outstanding:
Basic	13,463	13,453
Diluted	13,545	13,566

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 29, 2003 AND DECEMBER 31, 2002

(Amounts in thousands)

	3/29/2003	12/31/2002
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$105,382	$111,906
Accounts receivable, less allowances for doubtful accounts of $11,033 and $10,616, respectively	156,308	148,279
Inventories:
Raw materials	54,507	53,428
Work in process	16,053	15,104
Finished goods	71,448	67,938
Total inventories	142,008	136,470
Deferred income taxes and other current assets	28,215	27,915
Total current assets	431,913	424,570
Property, plant and equipment, at cost	375,315	365,811
Less: accumulated depreciation and amortization	266,901	258,235
Net property, plant and equipment	108,414	107,576
Goodwill, net of accumulated amortization	136,468	134,231
Other intangible assets, net of accumulated amortization	21,977	22,195
Other assets	3,332	3,841
Total Assets	$702,104	$692,413

Liabilities & Stockholders’ Equity:
Current Liabilities:
Current maturities of long-term debt	$4,385	$4,100
Accounts payable	88,380	87,568
Accrued expenses	63,147	73,133
Total current liabilities	155,912	164,801
Long-term debt	30,009	33,028
Deferred income taxes	33,117	32,935
Minority interest	142,091	133,789
Accrued pension and other long-term liabilities	33,671	33,875
Total liabilities	394,800	398,428
Commitments and contingencies (note 4.)
Stockholders’ Equity:
Common stock	135	135
Additional paid-in capital	9,849	9,451
Retained earnings	276,879	268,071
Accumulated other comprehensive income	20,441	16,328
Total stockholders’ equity	307,304	293,985
Total Liabilities & Stockholders’ Equity	$702,104	$692,413

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 29, 2003 AND MARCH 30, 2002

(Amounts in thousands)

(Unaudited)

	2003	2002
Cash Flows From Operating Activities:
Net income	$8,808	$8,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,237	5,823
Net loss from disposals of property, plant and equipment	42	2
Provision for doubtful accounts receivable	647	571
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(7,182)	(3,061)
Inventories	(4,412)	(820)
Deferred income taxes and other current assets	(166)	(694)
Intangible and other assets	398	785
Increase (decrease) in:
Accounts payable	(166)	(1,118)
Accrued expenses	(10,632)	(5,736)
Deferred income taxes, long-term	—	394
Minority interest	8,240	6,698
Accrued pension and other long-term liabilities	(310)	481
All other, net	6	(66)
Net cash provided by operating activities	1,510	11,977
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(5,227)	(3,975)
Proceeds from sales of property, plant and equipment	17	177
Net cash used in investing activities	(5,210)	(3,798)
Cash Flows From Financing Activities:
Increase in short-term debt	—	188
Reductions of long-term debt	(3,716)	(114)
Purchases of treasury stock	—	(87)
Exercise of stock options	392	1,328
Net cash provided by (used in) financing activities	(3,324)	1,315
Effect of exchange rate changes on cash and cash equivalents	500	18
Net increase (decrease) in cash and cash equivalents	(6,524)	9,512
Cash and cash equivalents at beginning of period	111,906	59,789
Cash and cash equivalents at end of period	$105,382	$69,301

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest, net of interest received	$115	$274
Income taxes, net of refunds of $26 in 2003 and $51 in 2002	$4,215	$3,064

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF MARCH 29, 2003

(Dollars in thousands, except per share amounts)

(Unaudited)

1.                                     Summary of Significant Accounting Policies

Basis of Presentation: Throughout this Form 10-Q, “Company” as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and all majority-owned subsidiaries.  “Genlyte” as used herein refers only to The Genlyte Group Incorporated.  “GTG” as used herein refers to the Genlyte Thomas Group LLC, which is owned 68% by Genlyte and 32% by Thomas Industries Inc. (“Thomas”).

The financial information presented is unaudited (except that as of December 31, 2002), however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The financial information has been prepared in accordance with rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to such rules and regulations.  For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the three-month period ended March 29, 2003 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the Unites States.  Actual results could differ from these estimates.

Stock-Based Compensation Costs: As of March 29, 2003, the Company had two stock-based compensation (stock option) plans.  The Company accounts for those plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.”  Because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company’s net income and earnings per share for the three months ended March 29, 2003 and March 30, 2002 would have been as follows.  Genlyte normally grants substantially all of its stock options in the first quarter each year, and because the stock options are granted for prior service, all of the compensation cost under the fair value method would be recorded when the stock options are granted.  Therefore, the stock-based compensation cost shown below approximates the amount for a whole year.

	2003	2002
Net income, as reported	$8,808	$8,718
Stock-based compensation cost using fair value method, net of related tax effects	1,729	2,199
Net income, pro forma	$7,079	$6,519

Earnings per share:
Basic, as reported	$.65	$.65
Basic, pro forma	$.53	$.48
Diluted, as reported	$.65	$.64
Diluted, pro forma	$.52	$.48

The weighted average fair values used in the calculations of stock-based compensation cost for options granted in 2003 and 2002 were $10.85 and $12.33, respectively.  The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Risk-free interest rate	4.1%	4.1%
Expected life, in years	6	6
Expected volatility	32.6%	32.6%
Expected dividends	—	—

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable.

Adoption of New FASB Interpretation Regarding Accounting and Disclosure by Guarantors: Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”) was issued in November 2002.  The Interpretation contains recognition and measurement provisions that require certain guarantees to be recorded as a liability, at the inception of the guarantee, at fair value.  Previous accounting practice was to record a liability only when a loss is probable and reasonably estimable.  The Interpretation also requires a guarantor to make new disclosures.  The recognition and measurement provisions are effective for guarantees issued after December 31, 2002.  Adoption of the Interpretation did not have a significant impact on the Company’s financial condition or results of operations during the first three months of 2003.

The disclosure requirements of the Interpretation became effective on December 31, 2002.  For the Company, the required disclosures relate only to product warranties.  The Company offers a limited warranty that its products are free of defects in workmanship and materials.   The specific terms and conditions vary somewhat by product line, but generally cover defects returned within one, two, three, or five years from date of shipment.  The Company records warranty liabilities to cover repair or replacement of defective returned products.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities during the three months ended March 29, 2003 and March 30, 2002 were as follows:

	2003	2002
Balance, beginning of period	$1,883	$1,247
Additions charged to expense	1,873	1,619
Deductions for repairs and replacements	1,804	1,603
Balance, end of period	$1,952	$1,263

Adoption of Other New Accounting Standards: SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” was issued in June 2002 and is effective for the Company for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred.  A commitment to an exit or disposal plan no longer will be sufficient basis for recording a liability for those activities.  The adoption of SFAS No. 146 in 2003 did not have an impact on the Company’s financial position or results of operations during the first three months of 2003; however, the Company may have future exit or disposal activities to which SFAS No. 146 would apply.

In December 2002, the FASB issued SFAS No. 148, which is effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method on reported results.  The provisions regarding alternative methods of transition do not apply to the Company, which continues to account for stock-based compensation using the intrinsic value method.  The disclosure provisions have been adopted.

In November 2002, the Emerging Issues Task Force (“EITF”) issued sections of EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”).  The released sections of EITF 02-16 address circumstances when a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller.  EITF 02-16 gives further consideration to rebates or refunds of a specified amount of cash consideration that is payable when a customer completes a specified cumulative level of purchases or remains a customer for a specified time period, which should be recognized as a reduction of the cost of sales, provided that the amounts are reasonably estimable.  The Company assessed the impact of EITF 02-16 and determined that adoption in 2003 did not have a material effect on the Company’s financial position or results of operations during the first three months of 2003.

2.                                     Comprehensive Income

Comprehensive income for the three months ended March 29, 2003 and March 30, 2002 follows:

	2003	2002
Net income	$8,808	$8,718
Gain on foreign currency translation	4,113	18
Total comprehensive income	$12,921	$8,736

3.                                     Earnings Per Share

The calculation of the average common shares outstanding assuming dilution for the three months ended March 29, 2003 and March 30, 2002 follows:

	2003	2002
	(Amounts in thousands)
Average common shares outstanding	13,463	13,453
Incremental common shares issuable:
Stock option plans	82	113
Average common shares outstanding assuming dilution	13,545	13,566

4.                                     Contingencies

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

On March 17, 2003, the Court entered a summary judgement in favor of all defendants in the case. As a result, the case against all defendants, including Genlyte, was dismissed in its entirety.

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

Management does not believe that the disposition of any lawsuits, actions, and/or proceedings will have a material effect on the Company’s financial condition, results of operations, or liquidity.

5.                  Segment Reporting

The Company’s reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment.  Inter-segment sales are eliminated in consolidation and therefore not presented in the table below.  Corporate expenses are allocated to the segments.  Segment data for the three months ended March 29, 2003 and March 30, 2002 follows:

Commercial

Residential

Industrial and Other

Total

2003
Net sales	$170,906	$32,547	$34,460	$237,913
Operating profit	$14,074	$3,775	$2,930	$20,779

2002
Net sales	$165,777	$32,886	$33,363	$232,026
Operating profit	$14,305	$3,397	$2,752	$20,454

The Company has operations throughout North America.  Information about the Company’s operations by geographical area for the three months ended March 29, 2003 and March 30, 2002 follows.  Foreign balances represent activity in Canadian operations.

United States

Foreign

Total

2003
Net sales	$199,244	$38,669	$237,913
Operating profit	$16,716	$4,063	$20,779

2002
Net sales	$197,783	$34,243	$232,026
Operating profit	$16,748	$3,706	$20,454

No material changes have occurred in total assets since December 31, 2002.

6.                                     Subsequent Events

Regarding the legal proceeding between Genlyte and the Keene Creditors Trust discussed in note 4. “Contingencies,” on April 14, 2003, the Creditors Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the final judgment entered on March 17, 2003 dismissing the Keene case adversary proceeding.  The Notice claims to bring up for review all orders, opinions, and decisions previously entered in the action.

On April 24, 2003, the Company announced that its authorization to purchase up to 5%, or approximately 673,000 shares, of its outstanding common stock has been extended for an additional twelve months. The purchases will take place in the open market or through privately negotiated transactions at the prevailing market price.  Shares purchased will be held in the corporate treasury and will be used for general corporate purposes.

On April 24, 2003, the stockholders adopted the Genlyte 2003 Stock Option Plan as described in the 2003 proxy statement.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of First Quarter 2003 to First Quarter 2002

Net sales for the first quarter of 2003 were $237.9 million, an increase of 2.5% compared to 2002 first quarter net sales of $232.0 million. Net sales for the Commercial segment increased by 3.1%; net sales for the Residential segment decreased by 1.0%; and net sales for the Industrial and Other segment increased by 3.3%.  The commercial and industrial construction markets in which the Company operates remain very weak, but the Company has managed to generate an increase in sales. The residential market has begun to weaken also, although it is still at a relatively high level.  The 2003 Commercial segment net sales included $4.7 million from Vari-Lite, which was acquired on November 18, 2002.  Without the Vari-Lite sales, Commercial segment net sales would have increased only 0.2%. The Commercial segment was negatively impacted in part by severe weather in the northern half of the U.S. that delayed some outdoor projects. Overall, the Company’s sales appear to be relatively strong, considering the softness of the construction markets.

Canadian operations accounted for most of the Company’s first quarter net sales increase.  Net sales for the Canadian operations increased by 12.9% compared to last year, while net sales for the U.S. operations increased by only 0.7%.  Without Vari-Lite, net sales for the U.S. operations would have decreased by 1.6%.  The strengthening of the Canadian dollar during the first quarter of 2003 compared to the first quarter of 2002 increased U.S. dollar sales of Canadian operations by $2.0 million.  If the exchange rate had remained constant, net sales of Canadian operations would have increased 7.2%.

The Company received a modest benefit from its price increase announced early in the first quarter, however, it is still too early to determine how much total value will be realized going forward.  Many distributors placed stocking orders in December 2002 in anticipation of the price increase.  These orders were shipped in the first part of the first quarter, so the price increase was not reflected in all first quarter sales.  The price increase should have a bigger impact on second quarter sales.

Although Vari-Lite contributed $4.7 million to net sales in the first quarter of 2003, shipment delays of the new VL3000 fixture prevented a larger contribution.  During March, the Vari-Lite operation was in the process of moving to a newly purchased building in Dallas, Texas.  (The Controls division consolidated with Vari-Lite in this building during April.)  Because of the move and some assembly delays, shipments were delayed from the end of the first quarter to the beginning of the second quarter.

Net income for the first quarter of 2003 was $8.8 million ($0.65 per diluted share), an increase of 1.0% over the first quarter 2002 net income of $8.7 million ($0.64 per diluted share).  Net income in the first quarter of 2003 was impacted by the following three significant items: The Vari-Lite move and delayed shipments resulted in Vari-Lite showing a pre-tax loss of $577 thousand, or $239 thousand after minority interest and taxes.  Management expects Vari-Lite to show a profit during the remainder of the year.  The Company’s combined group health, workers’ compensation, and casualty insurance costs increased $1.5 million (16%), or $620 thousand after minority interest and taxes, compared to the first quarter of 2002.  While management is working to reduce these costs where possible, it is concerned that these costs will remain near the current level for the remainder of the year.

The Company recorded a $1.0 million net charge to selling and administrative expenses, or $400 thousand after minority interest and taxes, related to currency translation losses and gains of Canadian division sales and purchases recorded in Canadian dollars, but settled in U.S. dollars.  In a period of a strengthening Canadian dollar, sales from the Canadian divisions that are recorded in Canadian dollars and subsequently settled in U.S. dollars result in potential currency translation losses; conversely purchases result in potential currency translation gains.  The opposite would occur in a period of a weakening Canadian dollar.  In the first quarter of 2003, because such sales exceeded purchases and the Canadian dollar strengthened, the Company incurred a net charge.  In prior years, any such gains or losses have been insignificant.  The Company does not hedge this activity with derivative financial instruments and therefore is exposed to future gains or losses based on levels of sales and purchases and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

Cost of sales for the first quarter of 2003 was 65.6% of net sales, compared to 65.4% in the first quarter of 2002.  Selling and administrative expenses for the first quarter of 2003 were 25.6% of net sales, compared to 25.7% in the first quarter of 2002, decreasing slightly despite significant increases in group health, workers’ compensation, casualty insurance, legal expenses, and currency translation losses.  Offsetting these increases in the first quarter were decreases in advertising expenses and commissions.

In the first quarter of 2003, interest expense was $220 thousand and interest income was $192 thousand (net interest expense of $28 thousand). In the first quarter of 2002, interest expense was $326 thousand and interest income was $107 thousand (net interest expense of $219 thousand). Interest expense decreased because of lower debt and lower interest rates; interest income was higher because of higher cash and cash equivalents. The monthly average debt balance in 2003 was $36.7 million compared to an average monthly debt balance in 2002 of $40.2 million. The monthly average cash balance in 2003 was $104.7 million compared to an average monthly cash balance in 2002 of $62.0 million.

Minority interest primarily represents the 32% ownership share of GTG by Thomas.  It also includes the 49.5% ownership share of Lumec-Schreder by a Belgian holding corporation of the Schreder Group.

The effective tax rate was 39.2% for the first quarter of 2003 compared to 38.6% for the first quarter of 2002.  The increase in the effective tax rate is a result of increasing income from the Company’s Canadian operations versus its U.S. operations.  The tax accounting rules for joint ventures require the Company’s income tax provision to include foreign tax on 100% of GTG’s earnings from foreign operations, but to include U.S. tax only on Genlyte’s 68% share of GTG’s earnings from U.S. operations.  As earnings from Canadian operations become a larger proportion of GTG’s income, the effective tax rate increases.

Outlook for the Future

Management’s outlook for the second quarter and for the remainder of 2003 is that the overall business will remain soft.  The residential market is beginning to soften, compounding the weakness in commercial and industrial construction markets.  Management does not expect business to improve much in 2003 and is cognizant of the risk that the construction markets could weaken further.  In response to the soft market conditions, management is continuing with the following plans: aggressively introduce new products; refocus the sales force on the more active markets of schools, healthcare, and other institutional facilities; and diligently control manufacturing costs and operating expenses.

On the positive side, management expects the transfer of production of fluorescent products to the newly renovated plant in Sparta, Tennessee (which occurred in the fourth quarter of 2002 and first quarter of 2003) to result in future cost savings.  The Company has not yet realized the benefit of that action, because of the timing required to optimize inventory flow, and normal start-up issues associated such a project.  While the plant’s productivity is not yet up to management’s expectations, it is improving and is expected to continue improving in the second quarter and for the remainder of 2003. Management also expects Vari-Lite’s results to improve significantly from the loss shown during the first quarter.  In addition, management anticipates beginning to realize the full effect of the price increase announced in the beginning of 2003, although there is much uncertainty regarding how much the effect will be.

On the negative side, the large increases in group health, workers’ compensation, and casualty insurance expenses experienced in the first quarter of 2003 are expected to continue.  Also, with the appeal by the Creditors Trust from the court’s final judgment on March 17, 2003 dismissing the Keene adversary proceeding (see Part II, Item 1. “Legal Proceedings”), together with continuing patent litigation, management expects high legal expenses to continue.  Management now believes the Keene case will last another 12-18 months.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company focuses on its net cash or debt (cash and cash equivalents minus total debt), working capital, and current ratio as its most important measures of short-term liquidity.  For long-term liquidity, the Company considers its ratio of total debt to total capital employed (total debt plus total stockholders’ equity) and trends in net cash and cash provided by operating activities to be the most important measures.  From both a short-term and a long-term perspective, the Company’s liquidity is very strong.

As of March 29, 2003, the Company was in a net cash position of $71.0 million, compared to a net cash position of $74.8 million as of December 31, 2002 and a net cash position of $29.0 million as of March 30, 2002.  Total debt of $34.4 million as of March 29, 2003 was down $2.7 million compared to December 31, 2002, while cash and cash equivalents decreased to $105.4 million at March 29, 2003, compared to $111.9 million at December 31, 2002.  The decrease in debt was due to a payment made on the $7.6 million industrial revenue bond obtained in the third quarter of 2000 to finance a plant expansion and paint line at the plant in Littlestown, Pennsylvania.  This project has been canceled.  The remaining amount due on this bond was paid off in April.

Working capital at March 29, 2003 was $276.0 million, compared to $259.8 million at December 31, 2002.  This increase was primarily due to an $8.0 million increase in accounts receivable, a $5.5 million increase in inventory, and a $10.0 million decrease in accrued expenses, offset partially by a $6.5 million decrease in cash.   The accounts receivable increase reflects higher sales during the month of March 2003 compared to December 2002.  The inventory increase is a normal fluctuation based on the timing of shipments versus production and reflects anticipated higher sales in the second quarter compared to the first quarter, a normal pattern.  Accrued expenses decreased as expected due to payments of accrued liabilities for employee bonuses, profit sharing, and customer rebates, which always build during the previous year and are paid out in the first quarter.

The current ratio was 2.8 at March 29, 2003, compared to 2.6 at December 31, 2002.  This represents the Company’s highest current ratio in the last ten years.

The ratio of total debt to total capital employed at March 29, 2003 was reduced to the lowest level in the Company’s history at 10.1%, compared to 11.2% at December 31, 2002.  The Company is in an excellent position to add debt if needed.

During the first quarter of 2003, the Company provided $1.5 million cash from operating activities, compared to $12.0 million during the first quarter of 2002.  The first quarter is usually the Company’s weakest quarter for cash flow, due to payments made on accrued expenses noted above.  Last year was an exception to the rule, as the second quarter was the weakest cash flow quarter.  Management expects operating activities to provide more cash during each of the final three quarters of 2003 than were provided in the first quarter.

Cash used in investing activities is comprised of purchases of property, plant and equipment, less proceeds from sales of property, plant and equipment.  Purchases of property, plant and equipment in the first quarter of 2003 were $5.2 million compared to $4.0 million in the first quarter of 2002. The 2003 purchases include $2.2 million to purchase a building in Dallas, Texas.  Vari-Lite moved into this building in March and the Controls division, formerly located in Garland, Texas, moved in during April.  Proceeds from sales in 2003 and 2002 were negligible.  The Company has plans to spend approximately $30.0 million to build and relocate into a new 300,000 square foot HID (high intensity discharge) manufacturing plant in San Marcos, Texas, replacing current multiple facilities.  The land for this plant has been purchased, but the project is on hold until the Company’s sales strengthen, probably in 2004.

Cash used in financing activities during the first quarter of 2003 was $3.3 million, with $3.7 million in payments on long-term debt (primarily the industrial revenue bond mentioned above) offset by stock options exercised of $0.4 million.  The Company repurchased no treasury stock during the first quarter of 2003.   However, in April the Board of Directors’ authorization to allow Genlyte to purchase up to 5%, or approximately 673,000 shares, of its outstanding common stock was extended for an additional twelve months. Cash provided by financing activities during the first quarter of 2002 was $1.3 million, primarily from the exercise of stock options.

The Company’s debt at March 29, 2003 consisted of $14.3 million in Canadian dollar notes from the Ledalite acquisition,  $19.5 million in industrial revenue bonds, and $0.6 million in capital leases and other. The Canadian dollar note balance increased $1.0 million compared to the December 31, 2002 balance because of translation at a higher currency exchange rate.  The Company is in compliance with all of its debt covenants. The Company has a $150 million revolving credit facility with eight banks that matures in August 2003. At March 29, 2003, the Company had no borrowings and $41.9 million in outstanding letters of credit under this facility.  The letters of credit serve to guarantee the Canadian dollar notes and industrial revenue bonds as well as insurance reserves.  Management is currently working to replace the revolving credit facility with one of the same or a similar amount before the end of August.

Management is confident that currently available cash and borrowing facilities, combined with internally generated funds, will be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future.  The Company continues to seek opportunities to acquire businesses that fit its strategic growth plan.  Management believes adequate funds for any such investments will be available through current cash holdings, future borrowings, or equity offerings.

Other

Under the terms of the Genlyte Thomas Group LLC Agreement (the “LLC Agreement”), Thomas currently has the right (a “Put Right”), but not the obligation, to require GTG to purchase all, but not less than all, of Thomas’s 32% interest in GTG at the appraised value (as defined in the LLC Agreement) of such interest.  If GTG cannot secure the necessary financing with respect to Thomas’s exercise of its Put Right, then Thomas has the right to cause GTG to be sold.

At any time after Thomas exercises its Put Right, Genlyte has the right, in its sole discretion and without the need of approval of Thomas, to cause GTG to be sold by giving notice to the GTG Management Board, and the Management Board must then proceed to sell GTG subject to a fairness opinion from a recognized investment banking firm.  Genlyte also has the right to cause GTG to assign the rights to purchase Thomas’s interest to Genlyte.  Genlyte also has the right to cause GTG to incur indebtedness or to undertake an initial public offering to finance or effect financing of the payment of the purchase price. If Thomas were to exercise its Put Right, causing GTG or Genlyte to purchase Thomas’s interest, Genlyte’s liquidity and capital resources would be affected

Also under the terms of the LLC Agreement, on or after the later to occur of (1) the final settlement or disposition of the Keene adversary proceeding described in Part II, Item 1 “Legal Proceedings,” or (2) January 31, 2002, either Genlyte or Thomas has the right, but not the obligation, to offer to buy the other’s interest (the “Offer Right”).  If Genlyte and Thomas cannot agree on the terms, then GTG shall be sold to the highest bidder.  Either Genlyte or Thomas may participate in the bidding for the purchase of GTG.  As of March 29, 2003, neither Genlyte nor Thomas has the ability to exercise the Offer Right, because there is no final settlement or disposition of the Keene adversary proceeding.

For the first quarter of 2003 and 2002, 16.3% and 14.8%, respectively, of the Company’s net sales were generated from operations in Canada.  In addition, the Company has a production facility in Mexico. International operations are subject to fluctuations in currency exchange rates.  The Company monitors its currency exposure in each country, but does not actively hedge or use derivative financial instruments to manage exchange rate risk.  Management cannot predict future foreign currency fluctuations, which have and will continue to affect the Company’s balance sheet and results of operations.  The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $2.0 million loss as of March 29, 2003. Such adjustments were a $4.1 million gain for the first quarter of 2003 and an $18 thousand gain for the first quarter of 2002.  Pre-tax losses and gains from Canadian division sales and purchases recorded in Canadian dollars but settled in U.S. dollars, which are recorded in selling and administrative expenses, were a loss of $1.0 million for the first quarter of 2003 and a gain of $27 thousand for the first quarter of 2002.

CRITICAL ACCOUNTING POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

On an on-going basis, the Company evaluates its estimates and assumptions, including those related to sales returns and allowances, doubtful accounts receivable, slow moving and obsolete inventory, income taxes, impairment of long-lived assets including goodwill and other intangible assets, medical and casualty insurance reserves, warranty reserves, pensions and other post-retirement benefits, contingencies, environmental matters, and litigation.  Management bases its estimates and assumptions on its substantial historical experience and other relevant factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported results would differ under different assumptions or conditions.  Actual results will inevitably differ from management’s estimates, and such differences could be material to the financial statements.

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of the Company’s unaudited consolidated financial statements:

Allowance for Doubtful Accounts Receivable

The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay (bankruptcy, out of business, etc.) as well the customer’s refusal to pay (returned products, billing errors, disputed amounts, etc.).  Management’s estimated allowances are based on the aging of the invoices, historical collections, amounts disputed by customers, and the customers’ financial status.  In the opinion of management, these allowances are conservatively established and sufficient to cover future collection problems.  However, should business conditions deteriorate and more customers have financial problems, these allowances may need to be increased, which would have a negative impact on the Company’s results of operations.

Reserve for Slow Moving and Obsolete Inventory

The Company records inventory at the lower of cost (generally LIFO) or market.  While market prices of inventory rarely result in the Company’s inventory cost exceeding market, the Company does reserve for excess quantities of slow moving or obsolete inventory.  These reserves are primarily based upon management’s assessment of the salability of the inventory, historical usage of raw materials and historical demand for finished goods, and estimated future usage and demand.  An improper assessment of salability or improper estimate of future usage or demand, or significant changes in usage or demand could result in significant changes in the reserves and a positive or a negative impact on the Company’s results of operations in the period the change occurs.

Impairment of Goodwill

Goodwill is now subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment.  If a reporting unit’s net book value is more than its fair value, and the reporting unit’s net book value of its goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess goodwill net book value.

The evaluation of goodwill for impairment requires management to use significant estimates and assumptions including, but not limited to, projecting future revenue, operating results, and cash flow of each of the Company’s reporting units.  Although management believes the estimates and assumptions used in the evaluation of goodwill are reasonable, differences between actual and projected revenue, operating results, and cash flow could cause some of the Company’s goodwill to be deemed impaired.  If this were to occur, the Company would be required to write down the goodwill, which could have a material negative impact on the Company’s results of operations and financial condition.

Retirement Plans and Post-Retirement Benefit Plans

Assets and liabilities of the Company’s defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets, and discount rates.  Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets, as well as changes in the discount rate, will affect the amount of pension expense ultimately recognized, impacting the Company’s results of operations.  The liability for post-retirement medical and life insurance benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs.  Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense, impacting the Company’s results of operations.

Self-Insurance for Workers’ Compensation and Medical Claims

The Company is insured for workers’ compensation, but the deductible, $250,000 prior to August 2002 and $500,000 afterwards, exceeds the vast majority of claims.  The insurance agent and administrator, Travelers, provides the Company with estimated losses and reserve requirements for each open claim, as well as estimated losses for claims incurred but not reported, based on its expertise and experience.  The Company records provisions for workers’ compensation claims based on the information received from Travelers.  Travelers uses significant judgment and assumptions to estimate the losses and reserve requirements, and although management believes the current estimates are reasonable, significant differences related to the factors used in making those estimates could materially affect the Company’s workers’ compensation liabilities and expense, impacting financial condition and results of operations.

The Company is self-insured for the medical benefit plans covering most of its employees, with reinsurance for individual claims in excess of $275,000.  The Company estimates its liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience.  The validity of the lag factor is evaluated periodically and revised if necessary.  Although management believes the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims, and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

Stock-Based Compensation Costs

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) gives companies the choice to account for stock-based compensation using either the fair value method or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company has elected to account for its stock option plans using the intrinsic value method.  Because all options granted under those plans have had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income.  Had the Company elected to account for its stock option plans using the fair value method of SFAS No. 123, or if accounting rules change to require accounting different than the intrinsic value method, the Company’s results of operations could be materially affected.

Note (1) “Summary of Significant Accounting Policies – Stock-Based Compensation Costs” in the Notes to Consolidated Interim Financial Statements includes supplemental information, including pro forma net income and earnings per share, as if stock-based compensation cost for the stock option plans had been determined using the fair value method of SFAS No. 123.  The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with assumptions about the risk-free interest rate, expected option life, and expected stock price volatility.  These assumptions can be highly subjective.  Because Genlyte’s stock options have characteristics different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measurement of the fair value of Genlyte’s stock options.  Using different assumptions, the supplemental information provided in note (1) could be materially different.

Income Taxes

Significant management judgment is required in developing the Company’s income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets.  Management has determined that no valuation allowances are required based in part on sufficient historical and projected future earnings to fully realize the deferred tax assets.

The Company operates in multiple taxing jurisdictions and is subject to audit in those jurisdictions.  Because of the complex issues involved, any assessments can take an extended period of time to be resolved.  In management’s opinion, adequate income tax provisions have been made and adequate tax reserves exist to cover potential risks.

Contingencies and Litigation

Genlyte was named as a party to legal proceedings discussed in Part II, Item 1. “Legal Proceedings.” The Company would accrue the estimated cost of an adverse outcome if, in management’s judgment, the adverse outcome was probable and the cost could be reasonably estimated.  The Company made no such accrual as of March 29, 2003, because management believed a favorable outcome was probable.  On March 17, 2003, the court entered a summary judgment in favor of all defendants.  As a result, the case against all defendants, including Genlyte, was dismissed in its entirety.  However, on April 14, 2003, the plaintiff filed a Notice of Appeal.  Management continues to believe the ultimate disposition will be favorable to the Company.

FORWARD-LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” and similar expressions are intended to identify such forward-looking statements.  The statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; the ability to maintain or increase prices; acceptance of new product offerings;

ability to sell to targeted markets of schools and health care facilities; the performance of Vari-Lite; availability and cost of steel and other raw materials; workers’ compensation, casualty and group health insurance cost increases; cost savings realized from plant consolidations, specifically the newly renovated Sparta plant; the costs and outcomes of the Keene and various other legal proceedings; future acquisitions; and foreign exchange rates.  The Company could also be affected by changes in tax rates or laws and changes in interest rates. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk for interest rates, prices of raw materials and component parts, and foreign currency exchange rates in the operation of its business.  There have been no material changes in the Company’s risk exposure during the quarter ended March 29, 2003 related to interest rates or prices of raw materials and component parts.  The Company’s financial condition and operating results were materially affected by changes in Canadian dollar exchange rates during the first quarter of 2003. Management does not actively hedge or use derivative instruments to manage risk in this area.    Foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income, were a gain of $4.1 million for the first quarter of 2003, and a gain of $18,000 for the first quarter of 2002. Pre-tax (losses) and gains resulting from Canadian division sales and purchases recorded in Canadian dollars but settled in U.S. dollars, which do affect net income, were ($1.0 million) for the first quarter of 2003 and $27,000 for the first quarter of 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide assurance regarding the reliability and completeness of the consolidated financial statements, notes to consolidated financial statements, and other disclosures included in this report.  The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), within 90 days prior to the filing date of this report.  Based on that evaluation, the Company’s management, including the CEO and the CFO, concluded that these disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to them by others within the Company.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On March 17, 2003, the Court entered a summary judgement in favor of all defendants in the case.  As a result, the case against all defendants, including Genlyte, was dismissed in its entirety.  On April 14, 2003, the Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the final judgment entered on March 17, 2003.  The Notice claims to bring up for review all orders, opinions, and decisions previously entered in the action.

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

Management does not believe that the disposition of any lawsuits, actions, and/or proceedings will have a material effect on the Company’s financial condition, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2003.

At Genlyte’s Annual Meeting of Stockholders held April 24, 2003, the following actions were taken by the stockholders:

Re-elected David M. Engelman to the Board of Directors.  Mr. Engelman had 12,436,834 shares voted for and 228,816 shares withheld.

Elected John T. Baldwin to the Board of Directors.  Mr. Baldwin had 12,396,396 shares voted for and 269,254 shares withheld.

Adopted the Genlyte 2003 Stock Option Plan as described in Annex A to Genlyte’s Proxy Statement (Form DEF 14A) for the 2003 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on March 24, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 99.1 - CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 - CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2003:

A Form 8-K was filed on January 6, 2003, providing a copy of a notice to the directors and officers of GTG and its executive committee of management, and to the directors and officers Genlyte.  This notice informed them  that between the dates of January 28, 2003 and February 6, 2003, inclusive, there shall be a blackout with respect to trading of the common stock of Genlyte.

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

In addition, a Form 8-K was filed on April 16, 2003 announcing that the Creditors Trust filed a Notice of Appeal from the final judgment entered on March 17, 2003 dismissing the Keene case adversary proceeding, providing a Company news release titled “Genlyte Announces First Quarter Earnings of $.65 Per Share, Up 1.6%,” and providing a preliminary release of the Company’s consolidated financial statements as of and for the quarters ended March 29, 2003 and March 30, 2002, without footnotes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of May 9, 2003 by the undersigned thereunto duly authorized.

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

b)                 evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)                  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)                 any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.          The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Larry K. Powers
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

b)                 evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)                  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)                 any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.          The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ William G. Ferko
William G. Ferko
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 99.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002