Form 10-Q
period 2003-06-28
GENLYTE GROUP INC
filed 2003-08-08
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

The number of shares outstanding of the issuer’s common stock as of July 25, 2003 was 13,487,172.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 28, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

(Amounts in thousands, except earnings per share data)

(Unaudited)

	Three Months Ended June 28 and 29		Six Months Ended June 28 and 29
	2003	2002	2003	2002
Net sales	$254,113	$247,767	$492,026	$479,793
Cost of sales	165,384	160,198	321,467	312,004

Gross profit	88,729	87,569	170,559	167,789
Selling and administrative expenses	65,444	62,317	126,268	121,861
Amortization of intangible assets	230	203	457	425

Operating profit	23,055	25,049	43,834	45,503
Interest expense, net of interest income	35	43	63	262
Minority interest, net of income taxes	6,946	7,619	13,211	13,657

Income before income taxes	16,074	17,387	30,560	31,584
Income tax provision	6,240	6,709	11,918	12,188

Net income	$9,834	$10,678	$18,642	$19,396

Earnings per share:
Basic	$0.73	$0.79	$1.38	$1.44
Diluted	$0.72	$0.78	$1.37	$1.42

Weighted average number of shares outstanding:
Basic	13,477	13,581	13,467	13,491
Diluted	13,590	13,725	13,558	13,614

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 28, 2003 AND DECEMBER 31, 2002

(Amounts in thousands)

	(Unaudited)
	6/28/2003	12/31/2002
Assets:
Current Assets:
Cash and cash equivalents	$78,489	$111,906
Accounts receivable, less allowances for doubtful accounts of $10,820 and $10,616, respectively	171,509	148,279
Inventories:
Raw materials	57,694	53,428
Work in process	17,267	15,104
Finished goods	70,364	67,938
Total inventories	145,325	136,470
Deferred income taxes and other current assets	28,375	27,915
Total current assets	423,698	424,570
Property, plant and equipment, at cost	378,920	365,811
Less: accumulated depreciation and amortization	264,555	258,235
Net property, plant and equipment	114,365	107,576
Goodwill	145,906	134,231
Other intangible assets, net of accumulated amortization	21,887	22,195
Other assets	3,346	3,841
Total Assets	$709,202	$692,413

Liabilities & Stockholders’ Equity:
Current Liabilities:
Current maturities of long-term debt	$327	$4,100
Accounts payable	89,231	87,568
Accrued expenses	63,701	73,133
Total current liabilities	153,259	164,801
Long-term debt	15,770	33,028
Deferred income taxes	33,372	32,935
Minority interest	148,726	133,789
Accrued pension and other long-term liabilities	34,485	33,875
Total liabilities	385,612	398,428
Commitments and contingencies (Note 4)
Stockholders’ Equity:
Common stock	135	135
Additional paid-in capital	10,314	9,451
Retained earnings	286,713	268,071
Accumulated other comprehensive income	26,428	16,328
Total stockholders’ equity	323,590	293,985
Total Liabilities & Stockholders’ Equity	$709,202	$692,413

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

(Amounts in thousands)

(Unaudited)

	2003	2002
Cash Flows From Operating Activities:
Net income	$18,642	$19,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,714	11,702
Net (gain) loss from disposals of property, plant and equipment	(3)	12
Provision for doubtful accounts receivable	1,059	1,500
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(16,393)	(25,194)
Inventories	(2,619)	(250)
Deferred income taxes and other current assets	(142)	(6)
Intangible and other assets	938	(597)
Increase (decrease) in:
Accounts payable	(1,949)	4,246
Accrued expenses	(11,372)	(3,465)
Deferred income taxes, long-term	—	521
Minority interest	14,787	12,603
Accrued pension and other long-term liabilities	294	(1,458)
All other, net	221	(394)
Net cash provided by operating activities	16,177	18,616
Cash Flows From Investing Activities:
Acquisition of business	(19,000)	—
Purchases of property, plant and equipment	(9,424)	(8,725)
Proceeds from sales of property, plant and equipment	91	1,677
Net cash used in investing activities	(28,333)	(7,048)
Cash Flows From Financing Activities:
Increase in short-term debt	—	49
Proceeds from long-term debt	—	831
Reductions of long-term debt	(22,174)	(200)
Purchases of treasury stock	—	(87)
Exercise of stock options	763	3,756
Net cash provided by (used in) financing activities	(21,411)	4,349
Effect of exchange rate changes on cash and cash equivalents	150	2,336
Net increase (decrease) in cash and cash equivalents	(33,417)	18,253
Cash and cash equivalents at beginning of period	111,906	59,789
Cash and cash equivalents at end of period	$78,489	$78,042

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest, net of interest received	$201	$234
Income taxes, net of refunds of $26 in 2003 and $145 in 2002	$14,422	$11,004

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF JUNE 28, 2003

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

The financial information presented is unaudited (except that as of December 31, 2002), however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The financial information has been prepared in accordance with rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to such rules and regulations.  For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the six-month period ended June 28, 2003 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the Unites States.  Actual results could differ from these estimates.

Stock-Based Compensation Costs: As of June 28, 2003, the Company had three stock-based compensation (stock option) plans. The Company accounts for those plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.”  Because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company’s net income and earnings per share for the three and six months ended June 28, 2003 and June 29, 2002 would have been as follows.  Genlyte normally grants substantially all of its stock options in the first quarter each year, and because the stock options are granted for prior service, all of the compensation cost under the fair value method would be recorded when the stock options are granted.  Therefore, the stock-based compensation cost normally is immaterial during the last three quarters of the year.

Stock-based compensation costs for the three months ended June 28, 2003 and June 29, 2002 follow:

	2003	2002
Net income, as reported	$9,834	$10,678
Stock-based compensation cost using fair value method, net of related tax effects	61	38
Net income, pro forma	$9,773	$10,640

Earnings per share:
Basic, as reported	$.73	$.79
Basic, pro forma	$.73	$.78
Diluted, as reported	$.72	$.78
Diluted, pro forma	$.72	$.78

Stock-based compensation costs for the six months ended June 28, 2003 and June 29, 2002 follow:

	2003	2002
Net income, as reported	$18,642	$19,396
Stock-based compensation cost using fair value method, net of related tax effects	1,790	2,237
Net income, pro forma	$16,852	$17,159

Earnings per share:
Basic, as reported	$1.38	$1.44
Basic, pro forma	$1.25	$1.27
Diluted, as reported	$1.37	$1.42
Diluted, pro forma	$1.24	$1.26

Adoption of New FASB Interpretation Regarding Accounting and Disclosure by Guarantors:  Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) was issued in November 2002.  FIN 45 contains recognition and measurement provisions that require certain guarantees to be recorded as a liability, at the inception of the guarantee, at fair value.  Previous accounting practice was to record a liability only when a loss is probable and reasonably estimable.  FIN 45 also requires a guarantor to make new disclosures.  The recognition and measurement provisions are effective for guarantees issued after December 31, 2002.  Adoption of FIN 45 did not have a significant impact on the Company’s financial condition or results of operations during the first six months of 2003.

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

Changes in the Company’s warranty liabilities during the six months ended June 28, 2003 and June 29, 2002 were as follows:

	2003	2002
Balance, beginning of period	$1,883	$1,247
Addition from company acquired	300	—
Additions charged to expense	4,195	3,321
Deductions for repairs and replacements	4,287	3,502
Balance, end of period	$2,091	$1,066

Adoption of Other New Accounting Standards:

In November 2002, the Emerging Issues Task Force (“EITF”) issued sections of EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) which is effective for new arrangements, including modifications to existing arrangements, entered into after December 31, 2002.  The released sections of EITF 02-16 address circumstances when a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller.  EITF 02-16 gives further consideration to rebates or refunds of a specified amount of cash consideration that is payable when a customer completes a specified cumulative level of purchases or remains a customer for a specified time period, which should be recognized as a reduction of the cost of sales, provided that the amounts are reasonably estimable.  The Company adopted EITF 02-16 in the second quarter of 2003 and it had an immaterial effect on the Company’s financial position and no effect on results of operations.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  FIN 46 is effective for all new VIEs created or acquired after January 31, 2003 and as of the beginning of the Company’s third quarter for VIEs existing as of January 31, 2003.  The Company currently does not have any VIEs.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company does not currently participate in any hedging activities, nor does it use any derivative instruments.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective June 30, 2003, the beginning of the first interim period after June 15, 2003. The Company currently does not have any of the financial instruments to which SFAS No. 150 applies.

2.                                      Comprehensive Income

Comprehensive income for the three months ended June 28, 2003 and June 29, 2002 follows:

	2003	2002
Net income	$9,834	$10,678
Gain on foreign currency translation	5,987	2,318
Total comprehensive income	$15,821	$12,996

Comprehensive income for the six months ended June 28, 2003 and June 29, 2002 follows:

	2003	2002
Net income	$18,642	$19,396
Gain on foreign currency translation	10,100	2,336
Total comprehensive income	$28,742	$21,732

3.                                      Earnings Per Share

The calculation of the average common shares outstanding assuming dilution for the three months ended June 28, 2003 and June 29, 2002 follows:

	2003	2002
	(Amounts in thousands)
Average common shares outstanding	13,477	13,581
Incremental common shares issuable:
Stock option plans	113	144
Average common shares outstanding assuming dilution	13,590	13,725

The calculation of the average common shares outstanding assuming dilution for the six months ended June 28, 2003 and June 29, 2002 follows:

	2003	2002
	(Amounts in thousands)
Average common shares outstanding	13,467	13,491
Incremental common shares issuable:
Stock option plans	91	123
Average common shares outstanding assuming dilution	13,558	13,614

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

On March 17, 2003, the Court entered a summary judgment in favor of all defendants in the case. As a result, the case against all defendants, including Genlyte, was dismissed in its entirety. On April 14, 2003, the Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the final judgment entered on March 17, 2003.  The Notice claims to bring up for review all orders, opinions, and decisions previously entered in the action.

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

5.                                      Segment Reporting

The Company’s reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment.  Inter-segment sales are eliminated in consolidation and therefore not presented in the table below.  Corporate expenses are allocated to the segments.  Segment data for the three months ended June 28, 2003 and June 29, 2002 follows:

Commercial

Residential

Industrial and Other

Total

2003
Net sales	$191,298	$32,417	$30,398	$254,113
Operating profit	$15,892	$4,129	$3,034	$23,055

2002
Net sales	$182,800	$32,588	$32,379	$247,767
Operating profit	$17,569	$3,906	$3,574	$25,049

Segment data for the six months ended June 28, 2003 and June 29, 2002 follows:

Commercial

Residential

Industrial and Other

Total

2003
Net sales	$362,204	$64,964	$64,858	$492,026
Operating profit	$29,966	$7,904	$5,964	$43,834

2002
Net sales	$348,577	$65,474	$65,742	$479,793
Operating profit	$31,874	$7,303	$6,326	$45,503

The Company has operations throughout North America.  Information about the Company’s operations by geographical area for the three months ended June 28, 2003 and June 29, 2002 follows.  Foreign balances represent activity in Canadian operations.

United States

Foreign

Total

2003
Net sales	$213,325	$40,788	$254,113
Operating profit	$19,451	$3,604	$23,055

2002
Net sales	$209,865	$37,902	$247,767
Operating profit	$20,229	$4,820	$25,049

Information about the Company’s operations by geographical area for the six months ended June 28, 2003 and June 29, 2002 follows:

United States

Foreign

Total

2003
Net sales	$412,569	$79,457	$492,026
Operating profit	$36,167	$7,667	$43,834

2002
Net sales	$407,648	$72,145	$479,793
Operating profit	$36,977	$8,526	$45,503

No material changes have occurred in total assets since December 31, 2002.

6.                                      Acquisition of Shakespeare

On May 27, 2003, the Company acquired certain light pole assets of the Shakespeare Industrial Group with locations in Newberry, South Carolina and Largo, Florida (Shakespeare), a subsidiary of K2 Inc. based in Carlsbad, California.  Shakespeare manufactures composite decorative, commercial and utility light poles, transmission and distribution poles, crossarms, and other composite products.  The purchase price of $19,000, plus the assumption of $1,752 of liabilities, was funded from cash on hand.

The Shakespeare acquisition was accounted for using the purchase method of accounting.  The preliminary determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) is $7,174.  This is based on a preliminary purchase price allocation. The Company is gathering additional information about the fair value of intangible assets and property, plant, and equipment.  Accordingly, the amounts recorded will change as the purchase price allocation is finalized.  The operating results of Shakespeare have been included in the Company’s consolidated financial statements since the date of acquisition.  The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because Shakespeare is not considered a material acquisition.

7.                                      Subsequent Event

On July 29, 2003, GTG entered into a $130,000 U.S. revolving credit facility and a $20,000 Canadian revolving credit facility with a syndicate of nine banks.  These credit facilities, which mature on July 29, 2006, replaced a $150,000 revolving credit facility that matures on August 30, 2003.  Both facilities are unsecured.  The U.S. revolving credit facility bears interest at the election of GTG based upon either (1) the higher of the National City Bank prime rate and the federal funds rate plus 0.50%, or (2) the Eurodollar Rate (LIBOR) plus the Eurodollar Margin (a margin as determined by GTG’s Leverage Ratio (total debt to EBITDA)). The Canadian revolving credit facility bears interest at the cost of funds determined by Bank One plus the Eurodollar Margin. Based upon GTG’s Leverage Ratio as of June 28, 2003, the Eurodollar Margin would be 0.40% and the commitment fee on the unused portion of the facility would be 0.10%.  Both facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature, including limitations on the aggregate amount of additional indebtedness outstanding, a maximum Leverage Ratio, and a minimum interest coverage ratio.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Second Quarter 2003 to Second Quarter 2002

Net sales for the second quarter of 2003 were $254.1 million, an increase of 2.6% compared to 2002 second quarter net sales of $247.8 million. The 2003 net sales include $10.3 million relating to Vari-Lite, acquired in November 2002, and Shakespeare, acquired in May 2003.  Second quarter net sales for comparable operations, excluding these acquisitions, decreased 1.6%. The commercial and industrial construction markets in which the Company operates remain very weak, particularly office construction.  Retail and hospitality construction also remain weak.  Residential construction is more firm but flattening.

Net sales for the Commercial segment increased by 4.6%; net sales for the Residential segment decreased by 0.5%; and net sales for the Industrial and Other segment decreased by 6.1%.  The 2003 Commercial segment net sales included $10.3 million from Vari-Lite and Shakespeare.  Without these sales, Commercial segment net sales would have decreased 1.0%.

Net sales for the Canadian operations increased by 7.6% compared to last year, while net sales for the U.S. operations increased by only 1.6%.  Without Vari-Lite and Shakespeare, net sales for the U.S. operations would have decreased by 3.3%.  The strengthening of the Canadian dollar during the second quarter of 2003 compared to the second quarter of 2002 increased U.S. dollar sales of Canadian operations by $3.8 million.  If the exchange rate had remained constant, net sales of Canadian operations would have decreased 2.3%.

The Company has received minimal benefit from its price increase announced early in the first quarter. Because of the continued soft conditions in the construction markets and the excess capacity in the lighting industry, pricing has remained very competitive.

Net income for the second quarter of 2003 was $9.8 million ($0.72 per diluted share), a decrease of 7.9% from the second quarter 2002 net income of $10.7 million ($0.78 per diluted share).  After thirty-three consecutive quarters of increasing net income and earnings per share over prior years, the Company had decreases in both.  Net income in the second quarter of 2003 was impacted by the following three significant items:

The Company recorded a $1.7 million net charge to selling and administrative expenses, or $707 thousand after minority interest and taxes, related to Canadian division sales and purchases recorded in Canadian dollars, but settled in U.S. dollars.  In a period of a strengthening Canadian dollar, sales from the Canadian divisions that are recorded in Canadian dollars and subsequently settled in U.S. dollars result in a loss; conversely purchases result in a gain.  The opposite would occur in a period of a weakening Canadian dollar.  In the second quarter of 2003, because such sales exceeded purchases and the Canadian dollar strengthened, the Company incurred a net charge.  In recent years, any such gains or losses have been insignificant.  The Company does not hedge this activity with derivative financial instruments and therefore is exposed to future gains or losses based on levels of sales and purchases and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

The Company’s combined legal, pension, and insurance costs increased $0.9 million, or $375 thousand after minority interest and taxes, compared to the second quarter of 2002.  While management is working to reduce these costs where possible, it is concerned that these costs will remain near the current level for the remainder of the year.  In addition, the Company wrote off $0.6 million, or $250 thousand after minority interest and taxes, of due diligence costs related to a potential acquisition that management decided not to pursue.

Although the Company suffered a $1.7 million net charge because of the strengthening Canadian dollar versus the U.S. dollar, this situation also resulted in a $0.4 million pre-tax benefit from translating Canadian operating income at a higher rate.  More significantly, the strengthening Canadian dollar also resulted in a $6.0 million gain on foreign currency translation, which increased accumulated other comprehensive income during the second quarter of 2003.  Other comprehensive income is only reflected as an increase in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

Cost of sales for the second quarter of 2003 was 65.1% of net sales, compared to 64.7% in the second quarter of 2002.  An increase in warranty expense accounts for approximately half of this increase. Selling and administrative expenses for the second quarter of 2003 were 25.8% of net sales, compared to 25.2% in the second quarter of 2002.  This reflects the $1.7 million net charge related to foreign currency translation losses of Canadian operations as well as the increased legal, pension, insurance and acquisition due diligence costs mentioned above.

Minority interest primarily represents the 32% ownership share of GTG by Thomas.  It also includes the 49.5% ownership share of Lumec-Schreder by a Belgian holding corporation of the Schreder Group.

The effective tax rate was 38.8% for the second quarter of 2003 compared to 38.6% for the second quarter of 2002.

Comparison of First Six Months of 2003 to First Six Months of 2002

Net sales for the first six months of 2003 were $492.0 million, an increase of 2.5% compared to 2002 first six months net sales of $479.8 million. The 2003 net sales include $15.1 million relating to Vari-Lite, acquired in November 2002, and Shakespeare, acquired in May 2003.  Year-to-date net sales for comparable operations, excluding these acquisitions, decreased 0.6%. The commercial and industrial construction markets in which the Company operates remain very weak, and the residential market has begun to weaken also, although it is still at a relatively high level, so the Company has done reasonably well in maintaining flat sales.

Net sales for the Commercial segment increased by 3.9%; net sales for the Residential segment decreased by 0.8%; and net sales for the Industrial and Other segment decreased by 1.3%.  The 2003 Commercial segment net sales included $15.1 million from Vari-Lite, acquired in November 2002, and Shakespeare, acquired in May 2003.  Without the Vari-Lite and Shakespeare sales, Commercial segment net sales would have decreased 0.4%.

Net sales for the Canadian operations increased by 10.1% compared to last year, while net sales for the U.S. operations increased by only 1.2%.  Without Vari-Lite and Shakespeare, net sales for the U.S. operations would have decreased by 2.5%.  The strengthening of the Canadian dollar during the first six months of 2003 compared to the first six months of 2002 increased U.S. dollar sales of Canadian operations by $5.7 million.  If the exchange rate had remained constant, net sales of Canadian operations would have increased only 2.3%.

The Company received a minimal benefit from its price increase announced early in the first quarter. Because of the continued soft conditions in the construction markets, and the excess capacity in the lighting industry, pricing has remained very competitive.

Although Vari-Lite contributed $12.2 million to net sales in the first half of 2003, shipment delays of the new VL3000 fixture, primarily during the first quarter, prevented a larger contribution.  The Company moved the Vari-Lite operation to a newly purchased building in Dallas, Texas and consolidated it with the Controls division.  Because of the move, Vari-Lite has not yet reached full production and efficiency.

Net income for the first six months of 2003 was $18.6 million ($1.37 per diluted share), a decrease of 3.9% over the first six months’ 2002 net income of $19.4 million ($1.42 per diluted share).  Net income during the first six months of 2003 was impacted by the following four significant items:

The Company recorded a $2.7 million net charge to selling and administrative expenses, or $1.1 million after minority interest and taxes, related to Canadian division sales and purchases recorded in Canadian dollars, but settled in U.S. dollars.  In a period of a strengthening Canadian dollar, sales from the Canadian divisions that are recorded in Canadian dollars and subsequently settled in U.S. dollars result in a loss; conversely purchases result in a gain.  The opposite would occur in a period of a weakening Canadian dollar.  In the first six months of 2003, because such sales exceeded purchases and the Canadian dollar strengthened, the Company incurred a net charge.  In recent years, any such gains or losses have been insignificant.  The Company does not hedge this activity with derivative financial instruments and therefore is exposed to future gains or losses based on levels of sales and purchases and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

The Vari-Lite move to a newly purchased building resulted in Vari-Lite showing a pre-tax loss of $665 thousand, or $276 thousand after minority interest and taxes.  Management expects Vari-Lite to report a profit during the second half of the year.  The Company’s legal expenses increased $1.3 million, or $540 thousand after minority interest and taxes, compared to the first six months of 2002. In addition, the Company wrote off $0.6 million, or $250 thousand after minority interest and taxes, of due diligence costs related to a potential acquisition that management decided not to pursue.

Although the Company suffered a $2.7 million net charge because of the strengthening Canadian dollar versus the U.S. dollar, this situation also resulted in a $0.6 million pre-tax benefit from translating Canadian operating income at a higher rate.  More significantly, the strengthening Canadian dollar also resulted in a $10.1 million gain on foreign currency translation, which increased accumulated other comprehensive income during the first six months of 2003.  Other comprehensive income is only reflected as an increase in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

Cost of sales for the first six months of 2003 was 65.3% of net sales, compared to 65.0% in the first six months of 2002.  An increase in warranty expense accounts for approximately half of this increase. Selling and administrative expenses for the first six months of 2003 were 25.7% of net sales, compared to 25.4% in the first six months of 2002.  This reflects the $2.7 million net charge related to foreign currency translation losses of Canadian operations as well as the increased legal and acquisition due diligence costs mentioned above.  Offsetting these increases in the first six months of 2003 was a decrease in commissions to sales representatives.

Minority interest primarily represents the 32% ownership share of GTG by Thomas.  It also includes the 49.5% ownership share of Lumec-Schreder by a Belgian holding corporation of the Schreder Group.  The effective tax rate was 39.0% for the first six months of 2003 compared to 38.6% for the first six months of 2002.

Outlook for the Future

Management does not expect the primary construction markets that the Company serves to improve much in the third quarter or for the remainder of 2003.  The commercial and industrial construction markets will likely remain soft.  The residential construction market is weakening somewhat, but remains relatively healthy.  Management believes there is some risk that if the residential construction market drops significantly, small commercial projects could decline as well and the commercial business could get even softer.  Although the Company has realized some benefit from the price increase announced in January, it has been minimal, and management believes it will remain minimal as long as construction market conditions remain weak.  In response to the weak market conditions, management is continuing with the following plans: ongoing industry leadership in product development and new product introductions; refocusing the sales force on the more active markets of schools, healthcare, and other institutional facilities; and continuing cost reductions.

Although foreign currency rates are unpredictable, management does not expect the Canadian dollar to continue to strengthen versus the U.S. dollar as much as it did during the first six months of 2003.  If the Canadian dollar exchange rate stabilizes, the Company will not continue to realize the foreign currency translation losses of Canadian operations.  If the Canadian dollar weakens, the Company should realize some gain. However, high insurance expenses and legal costs experienced during the first six months of 2003 are expected to continue.

Management expects Vari-Lite’s operating results to improve significantly from the loss shown during the first six months.  Vari-Lite’s operating results improved in the second quarter over the first quarter, and management believes Vari-Lite will be profitable in the second half of 2003.

In May 2003 the Company acquired certain light pole assets of the Shakespeare Industrial Group of K2 Inc., including the decorative, commercial and utility light poles, transmission and distribution poles, crossarms, and certain other composite operations located in Newberry, South Carolina and Largo, Florida.  This acquisition enables the Company to provide a full line of composite lighting poles for its customers and enhances its overall product offering in the outdoor lighting markets.  The transaction is expected to be slightly accretive to earnings in the second half of 2003.

After passing the House of Representatives, the Energy Policy Act of 2003 has reached the Senate.  This bill includes goals for federal energy efficiency including federal building requirements and requirements for the federal government to purchase new energy efficient products, including lighting fixtures.  In addition, it includes incentives for businesses to install new energy efficient products, including lighting.  Management believes passage of this bill would have a major impact on retrofit lighting business in the U.S., and provide significant additional business opportunity for the Company.

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

As of June 28, 2003, the Company was in a net cash position of $62.4 million, compared to a net cash position of $74.8 million as of December 31, 2002 and a net cash position of $37.0 million as of June 29, 2002.  Total debt of $16.1 million as of June 28, 2003 was down $21.0 million compared to December 31, 2002, while cash and cash equivalents decreased to $78.5 million at June 28, 2003, compared to $111.9 million at December 31, 2002.  The decrease in debt was due to repayment of approximately $13.3 million in Canadian dollar notes obtained to finance the Ledalite acquisition and repayment of the $7.6 million industrial revenue bond obtained to finance a plant expansion and paint line at the plant in Littlestown, Pennsylvania.  This project was canceled without using the proceeds.

Working capital at June 28, 2003 was $270.4 million, compared to $259.8 million at December 31, 2002. This increase was primarily due to a $23.2 million increase in accounts receivable, an $8.9 million increase in inventory, a $9.4 million decrease in accrued expenses, and a $3.8 million decrease in current maturities of long-term debt, offset partially by a $33.4 million decrease in cash.  The accounts receivable increase reflects $4.0 million added from the Shakespeare acquisition, $3.7 million attributed to translation of Canadian accounts receivable at a higher exchange rate, and higher sales during the month of June 2003 compared to December 2002.  The inventory increase reflects $3.4 million added from the Shakespeare acquisition, $2.8 million attributed to translation of Canadian inventory at a higher exchange rate, and a normal increase to accommodate higher seasonal sales levels.  Accrued expenses decreased as expected due to payments of accrued liabilities for employee bonuses, profit sharing, and customer rebates, which always build during the previous year and are paid out in the first quarter.  The decrease in current maturities of long-term debt relates to the payment of the Canadian dollar notes mentioned above. The current ratio was 2.8 at June 28, 2003, compared to 2.6 at December 31, 2002.

The ratio of total debt to total capital employed at June 28, 2003 was reduced to the lowest level in the Company’s history at 4.7%, compared to 11.2% at December 31, 2002.  The Company is in an excellent position to add debt if needed.

During the first six months of 2003, the Company provided $16.2 million cash from operating activities, compared to $18.6 million during the first six months of 2002.  Both amounts are healthy for the first half of a year.  Management expects operating activities to provide more cash during the second half of the year than were provided in the first six months.

Cash used in investing activities is comprised of acquisition of business, purchases of property, plant and equipment, less proceeds from sales of property, plant and equipment.  In May 2003, the Company paid $19.0 million in cash to purchase certain light pole assets of the Shakespeare Industrial Group of K2 Inc. Purchases of property, plant and equipment in the first six months of 2003 were $9.4 million compared to $8.7 million in the first six months of 2002.  Proceeds from sales in 2003 were negligible.  Proceeds from sales in 2002 were supplied primarily from the second quarter sale of the plant in Milan, Illinois.

Cash used in financing activities during the first six months of 2003 was $21.4 million, with $22.2 million in payments on long-term debt (primarily the Canadian dollar notes obtained to finance the Ledalite acquisition and the industrial revenue bond for the Littlestown plant expansion project mentioned above) offset by stock options exercised of $0.8 million.  The $22.2 million figure for payments on long-term debt does not agree with the decrease in long-term debt of $21.0 million mentioned above, because the Canadian dollar notes were translated at a higher exchange rate on the date they were paid off than the exchange rate in effect on December 31, when the balance sheet comparison was made.  The Company repurchased no treasury stock during the first six months of 2003.  However, in April 2003 the Board of Directors’ authorization to allow Genlyte to purchase up to 5%, or approximately 673,000 shares, of its outstanding common stock was extended for an additional twelve months. Cash provided by financing activities during the first six months of 2002 was $4.3 million, primarily from the exercise of stock options.

The Company’s debt at June 28, 2003 consisted of $15.5 million in industrial revenue bonds, and $0.6 million in capital leases and other.  The Company is in compliance with all of its debt covenants. GTG has a $150 million revolving credit facility with eight banks that matures in August 2003. At June 28, 2003, GTG had no borrowings and $24.3 million in outstanding letters of credit under this facility.  The letters of credit serve to guarantee the industrial revenue bonds as well as insurance reserves.  On July 29, 2003, GTG entered into a new $150 million revolving credit facility to replace the previous facility.

Management is confident that currently available cash and borrowing facilities, combined with internally generated funds, will be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future.  The Company continues to seek opportunities to acquire businesses that fit its strategic growth plan.  Management is confident that adequate funds for any such investments will be available through current cash holdings, future borrowings, or equity offerings.

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

At any time after Thomas exercises its Put Right, Genlyte has the right, in its sole discretion and without the need of approval of Thomas, to cause GTG to be sold by giving notice to the GTG Management Board, and the Management Board must then proceed to sell GTG subject to a fairness opinion from a recognized investment banking firm.  Genlyte also has the right to cause GTG to assign the rights to purchase Thomas’s interest to Genlyte.  Genlyte also has the right to cause GTG to incur indebtedness or to undertake an initial public offering to finance or effect financing of the payment of the purchase price. If Thomas were to exercise its Put Right, causing GTG or Genlyte to purchase Thomas’s interest, Genlyte’s liquidity and capital resources would be affected.

Also under the terms of the LLC Agreement, on or after the later to occur of (1) the final settlement or disposition of the Keene adversary proceeding described in Part II, Item 1 “Legal Proceedings,” or (2) January 31, 2002, either Genlyte or Thomas has the right, but not the obligation, to offer to buy the other’s interest (the “Offer Right”).  If Genlyte and Thomas cannot agree on the terms, then GTG shall be sold to the highest bidder.  Either Genlyte or Thomas may participate in the bidding for the purchase of GTG.  As of June 28, 2003, neither Genlyte nor Thomas has the ability to exercise the Offer Right, because there is no final settlement or disposition of the Keene adversary proceeding.

For the first six months of 2003 and 2002, 16.1% and 15.0%, respectively, of the Company’s net sales were generated from operations in Canada.  In addition, the Company has a production facility in Mexico. International operations are subject to fluctuations in currency exchange rates.  The Company monitors its currency exposure in each country, but does not actively hedge or use derivative financial instruments to manage exchange rate risk.  Management cannot predict future foreign currency fluctuations, which will continue to affect the Company’s balance sheet and results of operations.  The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $4.0 million gain as of June 28, 2003. Such adjustments were a $10.1 million gain for the first six months of 2003 and a $2.3 million gain for the first six months of 2002.  Pre-tax gains and losses from foreign currency transactions, which are recorded in selling and administrative expenses, were a loss of $2.7 million for the first six months of 2003 and a loss of $321 thousand for the first six months of 2002.

CRITICAL ACCOUNTING POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the Unites States.  The preparation of these unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Self-Insurance for Workers’ Compensation and Medical Claims

The Company is insured for workers’ compensation, but the deductible per claim, $250,000 prior to August 2002 and $500,000 afterwards, exceeds the vast majority of claims.  The insurance agent and administrator, Travelers, provides the Company with estimated losses and reserve requirements for each open claim, as well as estimated losses for claims incurred but not reported, based on its expertise and experience.  The Company records provisions for workers’ compensation claims based on the information received from Travelers.  Travelers uses significant judgment and assumptions to estimate the losses and reserve requirements, and although management believes the current estimates are reasonable, significant differences related to the factors used in making those estimates could materially affect the Company’s workers’ compensation liabilities and expense, impacting financial condition and results of operations.

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

Contingencies and Litigation

Genlyte was named as a party to legal proceedings discussed in Part II, Item 1. “Legal Proceedings.” The Company would accrue the estimated cost of an adverse outcome if, in management’s judgment, the adverse outcome was probable and the cost could be reasonably estimated.  The Company made no such accrual as of June 28, 2003, because management believed a favorable outcome was probable.  On March 17, 2003, the court entered a summary judgment in favor of all defendants.  As a result, the case against all defendants, including Genlyte, was dismissed in its entirety.  However, on April 14, 2003, the plaintiff filed a Notice of Appeal.  Management continues to believe the ultimate disposition will be favorable to the Company.

FORWARD-LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” and similar expressions are intended to identify such forward-looking statements.  The statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; the ability to maintain or increase prices; acceptance of new product offerings; ability to sell to targeted markets of schools and health care facilities; the performance of recent acquisitions Vari-Lite and Shakespeare; availability and cost of steel and other raw materials; workers’ compensation, casualty and group health insurance cost increases; cost savings realized from plant consolidations, specifically the newly renovated Sparta plant; the costs and outcomes of the Keene and various other legal proceedings; future acquisitions; foreign exchange rates, and the status of the Energy Policy Act of 2003.  The Company could also be affected by changes in tax rates or laws and changes in interest rates. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk for interest rates, prices of raw materials and component parts, and foreign currency exchange rates in the operation of its business.  There have been no material changes in the Company’s risk exposure during the first six months of 2003 related to interest rates or prices of raw materials and component parts.  The Company’s financial condition and operating results were materially affected by changes in Canadian dollar exchange rates during the first six months of 2003. Management does not actively hedge or use derivative instruments to manage risk in this area.  Foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income, were a gain of $10.1 million for the first six months of 2003, and a gain of $2.3 million for the first six months of 2002. Pre-tax gains and (losses) resulting from Canadian division sales and purchases recorded in Canadian dollars, but settled in U.S. dollars, which do affect net income, were ($2.7 million) for the first six months of 2003 and ($321 thousand) for the first six months of 2002.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a -15(e) and 15d -15(e)) designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that material information relating to the Company is made known to the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) by others within the Company.  The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with participation of management, including the CEO and CFO, as of the end of the period covered by this report on Form 10-Q.  Based on that evaluation, the Company’s management, including the CEO and the CFO, concluded that these disclosure controls and procedures were effective.

The Company also maintains a system of internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d -15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.  There were no changes in the Company’s internal control over financial reporting during the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibit 10 - Credit Agreement dated as of July 29, 2003 Among Genlyte Thomas Group LLC and Genlyte Thomas Group Nova Scotia ULC and the Lending Institutions Named Therein

Exhibit 31.1 - CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K:

The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 2003:

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

A Form 8-K was filed on June 11, 2003, attaching a news release titled “Genlyte Announces Outlook for Second Quarter of 2003.”

A Form 8-K was filed on July 22, 2003, attaching a news release titled “Genlyte Announces Second Quarter Earnings of $0.72.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of August 8, 2003 by the undersigned thereunto duly authorized.

THE GENLYTE GROUP INCORPORATED
(Registrant)

/s/ Larry K. Powers
Larry K. Powers
Chairman, President and Chief Executive Officer

/s/ William G. Ferko
William G. Ferko
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 10 - Credit Agreement dated as of July 29, 2003 Among Genlyte Thomas Group LLC and Genlyte Thomas Group Nova Scotia ULC and the Lending Institutions Named Therein

Exhibit 31.1                CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2                CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1                CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2                CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002