Form 10-Q
period 2003-09-27
GENLYTE GROUP INC
filed 2003-11-07
CIK 833076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

☒ Yes ☐ No

The number of shares outstanding of the issuer’s common stock as of October 24, 2003 was 13,519,172.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

(Amounts in thousands, except earnings per share data)

(Unaudited)

	Three Months Ended September 27 and 28		Nine Months Ended September 27 and 28
	2003	2002	2003	2002

Net sales	$272,769	$248,268	$764,795	$728,061
Cost of sales	176,146	161,943	497,613	473,947
Gross profit	96,623	86,325	267,182	254,114
Selling and administrative expenses	67,772	60,558	194,040	182,419
Gain on settlement of patent litigation	(8,000)	—	(8,000)	—
Amortization of intangible assets	395	204	852	629
Operating profit	36,456	25,563	80,290	71,066
Interest (income) expense, net	(128)	76	(65)	338
Minority interest, net of income taxes	10,730	7,645	23,941	21,302
Income before income taxes	25,854	17,842	56,414	49,426
Income tax provision	10,084	6,885	22,002	19,073
Net income	$15,770	$10,957	$34,412	$30,353

Earnings per share:
Basic	$1.17	$0.80	$2.55	$2.24
Diluted	$1.16	$0.80	$2.53	$2.22

Weighted average number of shares outstanding:
Basic	13,492	13,622	13,472	13,523
Diluted	13,645	13,781	13,576	13,654

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 27, 2003 AND DECEMBER 31, 2002

(Amounts in thousands)

	(Unaudited) 9/27/03	12/31/02
Assets:
Current Assets:
Cash and cash equivalents	$121,647	$111,906
Accounts receivable, less allowances for doubtful accounts of $10,748 and $10,616, respectively	174,683	148,279
Inventories:
Raw materials	53,728	53,428
Work in process	17,523	15,104
Finished goods	69,561	67,938
Total inventories	140,812	136,470
Deferred income taxes and other current assets	29,752	27,915
Total current assets	466,894	424,570
Property, plant and equipment, at cost	382,039	365,811
Less: accumulated depreciation and amortization	270,270	258,235
Net property, plant and equipment	111,769	107,576
Goodwill	146,871	134,231
Other intangible assets, net of accumulated amortization	21,531	22,195
Other assets	3,313	3,841
Total Assets	$750,378	$692,413

Liabilities & Stockholders’ Equity:
Current Liabilities:
Current maturities of long-term debt	$327	$4,100
Accounts payable	95,559	87,568
Accrued expenses	76,725	73,133
Total current liabilities	172,611	164,801
Long-term debt	15,702	33,028
Deferred income taxes	33,358	32,935
Minority interest	156,820	133,789
Accrued pension and other long-term liabilities	33,372	33,875
Total liabilities	411,863	398,428
Commitments and contingencies (note 5)
Stockholders’ Equity:
Common stock	135	135
Additional paid-in capital	11,077	9,451
Retained earnings	302,483	268,071
Accumulated other comprehensive income	24,820	16,328
Total stockholders’ equity	338,515	293,985
Total Liabilities & Stockholders’ Equity	$750,378	$692,413

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

(Amounts in thousands)

(Unaudited)

	2003	2002
Cash Flows From Operating Activities:
Net income	$34,412	$30,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,129	17,640
Net (gain) loss from disposals of property, plant and equipment	172	(6)
Provision for doubtful accounts receivable	1,213	2,242
Changes in assets and liabilities, net of effect of acquisition:
(Increase) decrease in:
Accounts receivable	(19,559)	(23,589)
Inventories	1,665	2,505
Deferred income taxes and other current assets	(1,536)	385
Intangible and other assets	930	718
Increase (decrease) in:
Accounts payable	4,363	10,253
Accrued expenses	1,489	3,343
Deferred income taxes, long-term	—	399
Minority interest	22,893	15,588
Accrued pension and other long-term liabilities	(756)	(5,514)
All other, net	279	981
Net cash provided by operating activities	64,694	55,298
Cash Flows From Investing Activities:
Acquisition of business	(20,132)	—
Purchases of property, plant and equipment	(13,026)	(14,368)
Proceeds from sales of property, plant and equipment	28	1,705
Net cash used in investing activities	(33,130)	(12,663)
Cash Flows From Financing Activities:
Reductions of long-term debt	(22,497)	(355)
Purchases of treasury stock	—	(1,620)
Exercise of stock options	1,389	3,839
Net cash provided by (used in) financing activities	(21,108)	1,864
Effect of exchange rate changes on cash and cash equivalents	(715)	(359)
Net increase in cash and cash equivalents	9,741	44,140
Cash and cash equivalents at beginning of period	111,906	59,789
Cash and cash equivalents at end of period	$121,647	$103,929

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest, net of interest received	$122	$301
Income taxes, net of refunds of $161 in 2003 and $146 in 2002	$20,101	$16,143

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2003

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

The financial information presented is unaudited (except that as of December 31, 2002); however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The financial information has been prepared in accordance with rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the nine-month period ended September 27, 2003 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from these estimates.

Stock-Based Compensation Costs: As of September 27, 2003, the Company had two stock-based compensation (stock option) plans.  The Company accounts for these plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.”  Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company’s net income and earnings per share for the three months and nine months ended September 27, 2003 and September 28, 2002 would have been as follows. Genlyte normally grants substantially all of its stock options in the first quarter each year, and because the stock options are granted for prior service, all of the compensation cost under the fair value method would be recorded when the stock options are granted.  Therefore, the stock-based compensation cost normally would be immaterial during the last three quarters of the year.

Stock-based compensation costs for the three months ended September 27, 2003 and September 28, 2002 follow:

	2003	2002
Net income, as reported	$15,770	$10,957
Stock-based compensation cost using fair value method, net of related tax effects	16	—
Net income, pro forma	$15,754	$10,957

Earnings per share:
Basic, as reported	$1.17	$.80
Basic, pro forma	$1.17	$.80
Diluted, as reported	$1.16	$.80
Diluted, pro forma	$1.15	$.80

Stock-based compensation costs for the nine months ended September 27, 2003 and September 28, 2002 follow:

	2003	2002
Net income, as reported	$34,412	$30,353
Stock-based compensation cost using fair value method, net of related tax effects	1,806	2,237
Net income, pro forma	$32,606	$28,116

Earnings per share:
Basic, as reported	$2.55	$2.24
Basic, pro forma	$2.41	$2.08
Diluted, as reported	$2.53	$2.22
Diluted, pro forma	$2.40	$2.06

Adoption of New FASB Interpretation Regarding Accounting and Disclosure by Guarantors: Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) was issued in November 2002.  FIN 45 contains recognition and measurement provisions that require certain guarantees to be recorded as a liability, at the inception of the guarantee, at fair value.  Previous accounting practice was to record a liability only when a loss is probable and reasonably estimable.  FIN 45 also requires a guarantor to make new disclosures.  The recognition and measurement provisions are effective for guarantees issued after December 31, 2002.  Adoption of FIN 45 did not have a significant impact on the Company’s financial condition or results of operations during the first nine months of 2003.

The disclosure requirements of FIN 45 became effective on December 31, 2002.  For the Company, the required disclosures relate only to product warranties.  The Company offers a limited warranty that its products are free of defects in workmanship and materials.   The specific terms and conditions vary somewhat by product line, but generally cover defects returned within one, two, three, or five years from date of shipment.  The Company records warranty liabilities to cover repair or replacement of defective returned products.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities during the nine months ended September 27, 2003 and September 28, 2002 were as follows:

	2003	2002
Balance, beginning of period	$1,883	$1,247
Addition from company acquired	300	—
Additions charged to expense	5,757	5,059
Deductions for repairs and replacements	5,809	4,765
Balance, end of period	$2,131	$1,541

Adoption of Other New Accounting Standards:

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  FIN 46 is currently effective for all new VIEs created or acquired after January 31, 2003.  The FASB deferred the implementation date for VIEs existing as of January 31, 2003 from the third quarter to year-end for companies that have not previously issued financial statements reporting interests in VIEs in accordance with FIN 46.  The Company continues to assess the impact of FIN 46 but does not believe it will have an effect on the financial statements when implemented.

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

2.             Gain on Settlement of Patent Litigation

On August 29, 2003, GTG settled a patent infringement lawsuit filed in March 2000 against Acuity Brands, Inc. and its Lithonia Lighting Division.  The United States District Court for the Western District of Kentucky in Louisville had ruled in January 2003 that Lithonia’s plastic Insta-Lite product infringes GTG’s Quicklight plastic recessed lighting fixture patent.  Lithonia paid GTG $8,000 and also agreed to cease selling the infringing version of its plastic recessed lighting product as of the end of 2003.

The impact of the settlement on the Company’s third quarter operating profit was approximately $7,100, net of $900 of legal expenses, with a $2,900 impact on net income ($.21 per diluted share), after deducting minority interest and income taxes. The impact of the settlement on the Company’s year-to-date operating profit was approximately $6,500, net of $1,500 of legal expenses, with a $2,700 impact on net income ($.20 per diluted share), after deducting minority interest and income taxes.

3.             Comprehensive Income

Comprehensive income for the three months ended September 27, 2003 and September 28, 2002 follows:

	2003	2002
Net income	$15,770	$10,957
Loss on foreign currency translation	(1,608)	(2,194)
Total comprehensive income	$14,162	$8,763

Comprehensive income for the nine months ended September 27, 2003 and September 28, 2002 follows:

	2003	2002
Net income	$34,412	$30,353
Gain on foreign currency translation	8,492	142
Total comprehensive income	$42,904	$30,495

4.             Earnings Per Share

The calculation of the average common shares outstanding assuming dilution for the three months ended September 27, 2003 and September 28, 2002 follows:

	2003	2002
	(Amounts in thousands)
Average common shares outstanding	13,492	13,622
Incremental common shares issuable: Stock option plans	153	159

Average common shares outstanding assuming dilution	13,645	13,781

The calculation of the average common shares outstanding assuming dilution for the nine months ended September 27, 2003 and September 28, 2002 follows:

	2003	2002
	(Amounts in thousands)
Average common shares outstanding	13,472	13,523
Incremental common shares issuable: Stock option plans	104	131
Average common shares outstanding assuming dilution	13,576	13,654

5.             Contingencies

Genlyte was named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation (“Keene”).  The complaint is being prosecuted by the Creditors Trust created for the benefit of Keene’s creditors (the “Trust”), seeking from the defendants, collectively, damages in excess of $700,000, rescission of certain asset sale and stock transactions, and other relief.  With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation (“Bairnco”).  The complaint also challenges Bairnco’s spin-off of Genlyte in August 1988.  Other allegations are that Genlyte, as well as other corporate defendants, are liable as corporate successors to Keene.  The complaint fails to specify the amount of damages sought against Genlyte.

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

6.             Segment Reporting

The Company’s reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment.  Inter-segment sales are eliminated in consolidation and therefore not presented in the table below.  Corporate expenses are allocated to the segments.  Segment data for the three months ended September 27, 2003 and September 28, 2002 follows:

Commercial

Residential

Industrial and Other

Total

2003
Net sales	$209,991	$31,879	$30,899	$272,769
Operating profit	$27,769	$5,484	$3,203	$36,456

2002
Net sales	$185,117	$32,205	$30,946	$248,268
Operating profit	$19,506	$4,121	$1,936	$25,563

Segment data for the nine months ended September 27, 2003 and September 28, 2002 follows:

Commercial

Residential

Industrial and Other

Total

2003
Net sales	$572,195	$96,843	$95,757	$764,795
Operating profit	$57,735	$13,388	$9,167	$80,290

2002
Net sales	$533,694	$97,679	$96,688	$728,061
Operating profit	$51,380	$11,424	$8,262	$71,066

The Company has operations throughout North America.  Information about the Company’s operations by geographical area for the three months ended September 27, 2003 and September 28, 2002 follows.  Foreign balances represent activity in Canadian operations.

	United States	Foreign	Total
2003
Net sales	$223,861	$48,908	$272,769
Operating profit	$27,549	$8,907	$36,456

2002
Net sales	$206,093	$42,175	$248,268
Operating profit	$19,098	$6,465	$25,563

Information about the Company’s operations by geographical area for the nine months ended September 27, 2003 and September 28, 2002 follows:

	United States	Foreign	Total
2003
Net sales	$636,430	$128,365	$764,795
Operating profit	$63,716	$16,574	$80,290

2002
Net sales	$613,741	$114,320	$728,061
Operating profit	$56,075	$14,991	$71,066

No material changes have occurred in total assets since December 31, 2002.

7.             Acquisition of Shakespeare

On May 27, 2003, the Company acquired certain light pole assets of the Shakespeare Industrial Group with locations in Newberry, South Carolina and Largo, Florida (Shakespeare), a subsidiary of K2 Inc. based in Carlsbad, California.  Shakespeare manufactures composite decorative, commercial, and utility light poles; transmission and distribution poles; crossarms; and other composite products.  The original purchase price of $19,000 was paid and recorded in the second quarter.  Pursuant to the purchase agreement, an additional $1,132 was paid as a working capital adjustment and recorded in the third quarter.

The Shakespeare acquisition was accounted for using the purchase method of accounting.  The preliminary determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) is $8,306.  This is based on a preliminary purchase price allocation. The Company is gathering additional information about the fair value of intangible assets and property, plant, and equipment.  Accordingly, the amounts recorded will change as the purchase price allocation is finalized.  The operating results of Shakespeare have been included in the Company’s consolidated financial statements since the date of acquisition.  The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because Shakespeare is not considered a material acquisition.

8.             Subsequent Event

On October 1, 2003, the Company retired its $4,500 New Jersey Economic Development Authority Industrial Development Refunding Revenue Bonds (Genlyte Camden County Project) Series 1990.   These bonds, which would have matured on December 19, 2009, were retired because the facility to which they relate is for sale.  In 2002, all production at the Barrington, New Jersey plant was shut down and transferred to Sparta, Tennessee and other plants.  Marketing, engineering, and administrative functions remain in Barrington.  The facility is now for sale, and these remaining functions will be transferred to another Company location.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Third Quarter 2003 to Third Quarter 2002

Net sales for the third quarter of 2003 were $272.8 million, an increase of 9.9% compared to 2002 third quarter net sales of $248.3 million. The 2003 net sales included $17.1 million relating to Vari-Lite, acquired in November 2002, and Shakespeare, acquired in May 2003.  Third quarter net sales for comparable operations, excluding these acquisitions, increased 3.0%. The Company enjoyed surprisingly strong sales in July and August, although sales softened in September.  The commercial and industrial construction markets in which the Company operates remain very weak.  Although there is evidence that the overall economy in North America is strengthening, new construction statistics show no improvement.  Office, retail, and high-end hospitality markets continue to be soft, although residential construction is maintaining its strong pace.  At a time when most of the Company’s traditional markets have been weak, sales efforts at certain divisions, particularly Lightolier, have been redirected toward school and healthcare construction.  This, along with renovation and retrofit business, has enabled the Company to increase sales.  With schools now open, however, management does not expect that market strength to continue in the fourth quarter.

Net sales for the Commercial segment increased by 13.4%; net sales for the Residential segment decreased by 1.0%; and net sales for the Industrial and Other segment decreased by 0.2%.  The 2003 Commercial segment net sales included $17.1 million from Vari-Lite and Shakespeare.  Without these sales, Commercial segment net sales would have increased by only 4.2%.

Net sales for the Canadian operations increased by 16.0% compared to last year, while net sales for the U.S. operations increased by 8.6%. The increase in net sales for Canadian operations is mostly attributable to the change in exchange rates.  The strengthening of the Canadian dollar during the third quarter of 2003 compared to the third quarter of 2002 increased U.S. dollar sales of Canadian operations by $5.9 million.  If the exchange rate had remained constant, net sales of Canadian operations would have increased by only 1.9%.  Without Vari-Lite and Shakespeare, net sales for the U.S. operations would have increased by only 0.3%.

The Company has started to realize a minor benefit from its price increase announced early in the first quarter. However, because of the continued soft conditions in the construction markets and the excess capacity in the lighting industry, pricing has mostly remained very competitive, and price increases have been difficult to achieve and less than management had anticipated.

Net income for the third quarter of 2003 was $15.8 million ($1.16 per diluted share), an increase of 43.9% from the third quarter 2002 net income of $11.0 million ($0.80 per diluted share). Net income in the third quarter of 2003 was positively impacted by the $8.0 million patent litigation settlement with the Lithonia division of Acuity Brands, Inc.  The settlement increased third quarter operating profit by $7.1 million, net of $0.9 million of legal expenses, and increased net income by $2.9 million ($0.21 per diluted share) after minority interest and income taxes.  However, even without the litigation settlement, the Company increased its net income and earnings per share by 17.5% and 18.7%, respectively, over the third quarter of 2002.

After recording significant net charges to selling and administrative expenses in the first two quarters of 2003 related to Canadian division sales and purchases recorded in Canadian dollars but settled in U.S. dollars, the Company recorded a gain of $113 thousand in the third quarter (compared to a gain of $409 thousand in 2002), as the Canadian dollar weakened slightly versus the U.S. dollar.  In a period of a strengthening Canadian dollar, sales from the Canadian divisions that are recorded in Canadian dollars and subsequently settled in U.S. dollars result in a loss; conversely, purchases result in a gain.  The opposite occurs in a period of a weakening Canadian dollar. The Company does not hedge this activity with derivative financial instruments and therefore is exposed to future gains or losses based on levels of sales and purchases and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

Although the Company recorded a $113 thousand net gain because of the Canadian dollar weakening during the third quarter, the strength of the Canadian dollar compared to the third quarter of last year resulted in a $1.1 million pre-tax benefit from translating Canadian operating income at a higher exchange rate than the third quarter of 2002.  In addition, the weakening Canadian dollar resulted in a $1.6 million loss on foreign currency translation, which decreased accumulated other comprehensive income during the third quarter of 2003.  Other comprehensive income is only reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

Cost of sales for the third quarter of 2003 was 64.6% of net sales, compared to 65.2% in the third quarter of 2002.  The resulting increase in gross profit is primarily due to minor price increases and favorable sales mix; i.e. increased sales in product lines with higher gross profit margins.

Selling and administrative expenses for the third quarter of 2003 were 24.9% of net sales, compared to 24.4% in the third quarter of 2002.  This reflects the $296 thousand lower gain related to foreign currency translation of Canadian operations, increased legal costs, which were about $400 thousand higher, as well as increased pension and group health insurance expenses. Offsetting these increases was a decrease in commissions to sales representatives.

Minority interest primarily represents the 32% ownership share of GTG income by Thomas.  It also includes the 49.5% ownership share of Lumec-Schreder income by a Belgian holding corporation of the Schreder Group.

The effective tax rate was 39.0% for the third quarter of 2003 versus 38.6% for the third quarter of 2002.

Comparison of First Nine Months of 2003 to First Nine Months of 2002

Net sales for the first nine months of 2003 were $764.8 million, an increase of 5.0% compared to 2002 first nine months’ net sales of $728.1 million. The 2003 net sales included $32.2 million relating to Vari-Lite, acquired in November 2002, and Shakespeare, acquired in May 2003.  Year-to-date net sales for comparable operations, excluding these acquisitions, increased 0.6%. The commercial and industrial construction markets in which the Company operates remain very weak. Office, retail, and high-end hospitality markets continue to be soft, although residential construction has maintained its strong pace.

Net sales for the Commercial segment increased by 7.2%; net sales for the Residential segment decreased by 0.9%; and net sales for the Industrial and Other segment decreased by 1.0%.  The 2003 Commercial segment net sales included $32.2 million from Vari-Lite and Shakespeare.  Without the Vari-Lite and Shakespeare sales, Commercial segment net sales would have increased 1.2%.

Net sales for the Canadian operations increased by 12.3% compared to last year, while net sales for the U.S. operations increased by only 3.7%. The increase in net sales for Canadian operations is mostly attributable to the change in exchange rates.  The strengthening of the Canadian dollar during the first nine months of 2003 compared to the first nine months of 2002 increased U.S. dollar sales of Canadian operations by $11.3 million.  If the exchange rate had remained constant, net sales of Canadian operations would have increased by only 2.4%. Without Vari-Lite and Shakespeare, net sales for the U.S. operations would have decreased by 1.5%.

The Company has received a minimal benefit from its price increase announced early in the first quarter. Because of the continued soft conditions in the construction markets, and the excess capacity in the lighting industry, pricing remains very competitive.

Although Vari-Lite contributed $21.6 million to net sales in the first nine months of 2003, shipment delays of the new VL3000 fixture, primarily during the first quarter, prevented a larger contribution. The Company moved the Vari-Lite operation to a newly purchased building in Dallas, Texas and consolidated it with the Controls division.  Because of the move, Vari-Lite has not yet reached full production and efficiency.

Net income for the first nine months of 2003 was $34.4 million ($2.53 per diluted share), an increase of 13.4% over the first nine months’ 2002 net income of $30.4 million ($2.22 per diluted share).  Net income during the first nine months of 2003 was impacted by the following significant items:

The Company collected $8.0 million from a patent litigation settlement with the Lithonia division of Acuity Brands, Inc. in the third quarter.  The settlement increased operating profit by $6.5 million, net of $1.5 million of legal expenses, and increased net income by $2.7 million ($0.20 per diluted share) after minority interest and income taxes.  However, even without the litigation settlement, the Company increased its net income and earnings per share by 4.4% and 5.0%, respectively, over the first nine months of 2002.

The Company recorded a $2.6 million net charge to selling and administrative expenses, or $1.1 million after minority interest and taxes, related to Canadian division sales and purchases recorded in Canadian dollars, but settled in U.S. dollars.  In a period of a strengthening Canadian dollar, sales from the Canadian divisions that are recorded in Canadian dollars and subsequently settled in U.S. dollars result in a loss; conversely, purchases result in a gain.  The opposite would occur in a period of a weakening Canadian dollar.  In the first nine months of 2003, because such sales exceeded purchases and the Canadian dollar strengthened, the Company incurred a net charge.  In recent years, any such gains or losses have been insignificant.  The Company does not hedge this activity with derivative financial instruments and therefore is exposed to future gains or losses based on levels of sales and purchases and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

Although the Company suffered a $2.6 million net charge because of the strengthening Canadian dollar versus the U.S. dollar, this situation also resulted in a $1.5 million pre-tax benefit, or $0.6 million after minority interest and taxes, from translating Canadian operating income at a higher rate.  More significantly, the strengthening Canadian dollar also resulted in an $8.5 million gain on foreign currency translation, which increased accumulated other comprehensive income during the first nine months of 2003.  Other comprehensive income is only reflected as an increase in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

The Company’s legal expenses increased $1.0 million, or $400 thousand after minority interest and taxes, compared to the first nine months of 2002. In addition, the Company wrote off $0.6 million, or $250 thousand after minority interest and taxes, of due diligence costs related to a potential acquisition that management decided not to pursue.

Cost of sales for the first nine months of 2003 was 65.1% of net sales, the same percentage as the first nine months of 2002.   Selling and administrative expenses for the first nine months of 2003 were 25.4% of net sales, compared to 25.1% in the first nine months of 2002.  This reflects the $2.6 million net charge related to foreign currency transaction losses of Canadian operations and the increased legal and acquisition due diligence costs mentioned above.  Offsetting these increases was a decrease in commissions to sales representatives.

Minority interest primarily represents the 32% ownership share of GTG income by Thomas.  It also includes the 49.5% ownership share of Lumec-Schreder income by a Belgian holding corporation of the Schreder Group.

The effective tax rate was 39.0% for the first nine months of 2003 compared to 38.6% for the first nine months of 2002.

Outlook for the Future

Management does not expect the primary construction markets that the Company serves to improve much in the fourth quarter of 2003.  The commercial and industrial construction markets are projected to remain relatively weak through the first half of 2004.  The residential construction market has been maintaining a strong pace, so it is not projected to improve either.  Although the Company has realized some benefit from the price increase announced in January, it has been minimal, and management believes it will remain minimal as long as construction market conditions remain weak.  In response to the weak market conditions, management is continuing with the following plans: ongoing industry leadership in product development and new product introductions; refocusing the sales force on the more active markets of schools, healthcare, and other institutional facilities; and continuing cost reductions.  Although schools provided the Company with some additional sales during the summer months, now that schools are open again, management does not expect sales to be as strong in the fourth quarter.

Although foreign currency rates are unpredictable, management does not expect the Canadian dollar to continue to strengthen versus the U.S. dollar as much as it did during the first nine months of 2003.  If the Canadian dollar exchange rate stabilizes, as it did somewhat during the third quarter, the Company will not continue to realize the foreign currency transaction losses of Canadian operations.  If the Canadian dollar weakens, the Company should realize some gain. However, high insurance expenses and legal costs experienced during the first nine months of 2003 are expected to continue.  In addition, freight costs are expected to increase.

Management expects Vari-Lite’s operating results to improve significantly from the loss shown during the first nine months.  Vari-Lite’s operating results have improved each quarter, showing a gain in the third quarter, and management believes Vari-Lite will be more profitable in the fourth quarter.

The Shakespeare composite pole business acquired in May 2003 has been profitable and is expected to perform well in the fourth quarter and even better next year.

The U.S. Senate and the House of Representatives have both passed energy bills in 2003. These bills include goals for federal energy efficiency including federal building requirements and requirements for the federal government to purchase new energy efficient products, including lighting fixtures.  In addition, they include tax incentives for businesses to install new energy efficient products, including lighting.  Management believes passage of this energy legislation would have a major impact on retrofit lighting business in the U.S., and provide significant additional business opportunities for the Company next year and for the next three to five years.

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

As of September 27, 2003, the Company was in a net cash position of $105.6 million, compared to a net cash position of $74.8 million as of December 31, 2002 and a net cash position of $63.8 million as of September 28, 2002.  Total debt of $16.0 million as of September 27, 2003 was down $21.1 million compared to December 31, 2002, while cash and cash equivalents increased to $121.6 million at September 27, 2003, compared to $111.9 million at December 31, 2002.  The decrease in debt, which occurred in the second quarter, was due to repayment of approximately $13.3 million in Canadian dollar notes obtained to finance the Ledalite acquisition and repayment of the $7.6 million industrial revenue bond obtained to finance a plant expansion and paint line at the plant in Littlestown, Pennsylvania.  This project was canceled without using the proceeds.

Working capital at September 27, 2003 was $294.3 million, compared to $259.8 million at December 31, 2002. This increase was primarily due to a $9.7 million increase in cash, a $26.4 million increase in accounts receivable, a $4.3 million increase in inventory, and a $3.8 million decrease in current maturities of long-term debt, offset partially by an $11.6 million increase in accounts payable and accrued expenses. The accounts receivable increase reflects $3.9 million added from the Shakespeare acquisition, $4.3 million attributed to translation of Canadian accounts receivable at a higher exchange rate, and higher sales during the month of September 2003 compared to December 2002.  The inventory increase reflects $3.7 million added from the Shakespeare acquisition, and $2.3 million attributed to translation of Canadian inventory at a higher exchange rate.  The decrease in current maturities of long-term debt relates to the payment of the Canadian dollar notes mentioned above.  The increase in accounts payable and accrued expenses reflects $2.6 million added from the Shakespeare acquisition, $3.7 million attributed to translation of Canadian accounts payable at a higher exchange rate, $2.2 million higher income taxes payable, and normal fluctuations due to the timing of cash disbursements.  The current ratio was 2.7 at September 27, 2003, compared to 2.6 at December 31, 2002.

The ratio of total debt to total capital employed at September 27, 2003 was reduced to the lowest level in the Company’s history at 4.5%, compared to 11.2% at December 31, 2002.  The Company is in an excellent position to add debt if needed.

During the first nine months of 2003, the Company provided $64.7 million cash from operating activities, including $48.5 million during the third quarter, which is a record for any quarter for the Company. During the first nine months of 2002, the Company provided $55.3 million cash from operating activities. The increase is primarily because of the $8 million patent litigation settlement received from Lithonia.

Cash used in investing activities is comprised of the acquisition of Shakespeare, purchases of property, plant and equipment, less proceeds from sales of property, plant and equipment.  In May 2003, the Company paid $19.0 million in cash to purchase certain light pole assets of the Shakespeare Industrial Group of K2 Inc. In July 2003, pursuant to the purchase agreement, an additional $1.1 million was paid as a working capital adjustment.  Purchases of property, plant and equipment in the first nine months of 2003 were $13.0 million compared to $14.4 million in the first nine months of 2002.  Proceeds from sales in 2003 were negligible.  Proceeds from sales in 2002 were supplied primarily from the second quarter sale of the plant in Milan, Illinois.

Cash used in financing activities during the first nine months of 2003 was $21.1 million, with $22.5 million in payments on long-term debt (primarily the Canadian dollar notes obtained to finance the Ledalite acquisition and the industrial revenue bond for the Littlestown plant expansion project mentioned above) offset by stock options exercised of $1.4 million.  The $22.5 million figure for payments on long-term debt does not agree with the decrease in long-term debt of $21.1 million mentioned above, because the Canadian dollar notes were translated at a higher exchange rate on the date they were paid off than the exchange rate in effect on December 31, when the balance sheet comparison was made.  The Company repurchased no treasury stock during the first nine months of 2003.   However, in April 2003 the Board of Directors’ authorization to allow Genlyte to purchase up to 5%, or approximately 673,000 shares, of its outstanding common stock was extended for an additional twelve months. Cash provided by financing activities during the first nine months of 2002 was $1.9 million, with $1.6 million of treasury stock purchases and minor debt repayment offsetting $3.8 million from the exercise of stock options.

The Company’s debt at September 27, 2003 consisted of $15.5 million in industrial revenue bonds, and $0.5 million in capital leases and other.  On October 1, 2003, the Company retired its $4.5 million New Jersey industrial revenue bonds.   These bonds, which would have matured on December 19, 2009, were retired because the facility to which they relate is for sale.  In 2002, all production at the Barrington, New Jersey plant was shut down and transferred to Sparta, Tennessee and other plants. Marketing, engineering, and administrative functions remain in Barrington.  The facility is now for sale, and these remaining functions will be transferred to another Company location.

On July 29, 2003, GTG entered into a $130 million U.S. revolving credit facility and a $20 million Canadian revolving facility with a syndicate of nine banks.  These unsecured facilities mature on July 29, 2006.  At September 27, 2003, GTG had no borrowings and $23.6 million in outstanding letters of credit under these facilities.  The letters of credit serve to guarantee the industrial revenue bonds as well as insurance reserves. The Company is in compliance with all of its debt covenants.

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

Also under the terms of the LLC Agreement, on or after the later to occur of (1) the final settlement or disposition of the Keene adversary proceeding described in Part II, Item 1 “Legal Proceedings,” or (2) January 31, 2002, either Genlyte or Thomas has the right, but not the obligation, to offer to buy the other’s interest (the “Offer Right”).  If Genlyte and Thomas cannot agree on the terms, then GTG shall be sold to the highest bidder.  Either Genlyte or Thomas may participate in the bidding for the purchase of GTG.  As of September 27, 2003, neither Genlyte nor Thomas has the ability to exercise the Offer Right, because there is no final settlement or disposition of the Keene adversary proceeding.

For the first nine months of 2003 and 2002, 17.9% and 17.0%, respectively, of the Company’s net sales were generated from operations in Canada.  In addition, the Company has a production facility in Mexico. International operations are subject to fluctuations in currency exchange rates.  The Company monitors its currency exposure in each country, but does not actively hedge or use derivative financial instruments to manage exchange rate risk.  Management cannot predict future foreign currency fluctuations, which will continue to affect the Company’s balance sheet and results of operations.  The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $2.4 million gain as of September 27, 2003. Such adjustments were an $8.5 million gain for the first nine months of 2003 and a $142 thousand gain for the first nine months of 2002.  Pre-tax gains and losses from foreign currency transactions recorded in Canadian dollars but settled in U.S. dollars, which are recorded in selling and administrative expenses, were a loss of $2.6 million for the first nine months of 2003 and a gain of $87 thousand for the first nine months of 2002.

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

Note 1. “Summary of Significant Accounting Policies – Stock-Based Compensation Costs” in the Notes to Consolidated Interim Financial Statements includes supplemental information, including pro forma net income and earnings per share, as if stock-based compensation cost for the stock option plans had been determined using the fair value method of SFAS No. 123.  The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with assumptions about the risk-free interest rate, expected option life, and expected stock price volatility.  These assumptions can be highly subjective.  Because Genlyte’s stock options have characteristics different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measurement of the fair value of Genlyte’s stock options.  Using different assumptions, the supplemental information provided in note 1 could be materially different.

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

Contingencies and Litigation

Genlyte was named as a party to legal proceedings discussed in Part II, Item 1. “Legal Proceedings.” The Company would accrue the estimated cost of an adverse outcome if, in management’s judgment, the adverse outcome was probable and the cost could be reasonably estimated.  The Company made no such accrual as of September 27, 2003, because management believed a favorable outcome was probable.  On March 17, 2003, the court entered a summary judgment in favor of all defendants.  As a result, the case against all defendants, including Genlyte, was dismissed in its entirety.  However, on April 14, 2003, the plaintiff filed a Notice of Appeal.  Management continues to believe the ultimate disposition will be favorable to the Company.

FORWARD-LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” and similar expressions are intended to identify such forward-looking statements.  The statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; the ability to maintain or increase prices; acceptance of new product offerings; ability to sell to targeted markets of schools and health care facilities; the performance of recent acquisitions Vari-Lite and Shakespeare; availability and cost of steel and other raw materials; workers’ compensation, casualty and group health insurance cost increases; cost savings realized from plant consolidations, specifically the newly renovated Sparta plant; the costs and outcomes of the Keene and various other legal proceedings; future acquisitions; foreign exchange rates, and the status of the energy bills currently in Congress.  The Company could also be affected by changes in tax rates or laws and changes in interest rates. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk for interest rates, prices of raw materials and component parts, and foreign currency exchange rates in the operation of its business.  There have been no material changes in the Company’s risk exposure during the first nine months of 2003 related to interest rates or prices of raw materials and component parts.  The Company’s financial condition and operating results were materially affected by changes in Canadian dollar exchange rates during the first nine months of 2003. Management does not actively hedge or use derivative instruments to manage risk in this area.    Foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income, were a gain of $8.5 million for the first nine months of 2003, and a gain of $142 thousand for the first nine months of 2002. Pre-tax gains and (losses) resulting from Canadian division sales and purchases recorded in Canadian dollars, but settled in U.S. dollars, which do affect net income, were ($2.6 million) for the first nine months of 2003 and $87 thousand for the first nine months of 2002.

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

The Company also maintains a system of internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d -15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.  There were no changes in the Company’s internal control over financial reporting during the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 29, 2003, GTG settled a patent infringement lawsuit filed in March 2000 against Acuity Brands, Inc. and its Lithonia Lighting Division.  The United States District Court for the Western District of Kentucky in Louisville had ruled in January 2003 that Lithonia’s plastic Insta-Lite product infringes GTG’s Quicklight plastic recessed lighting fixture patent.  Lithonia paid GTG $8 million and also agreed to cease selling the infringing version of its plastic recessed lighting product as of the end of 2003.

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

Management does not believe that the disposition of any lawsuits, actions, and/or proceedings will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

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

The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 2003 or subsequently:

A Form 8-K was filed on July 22, 2003, attaching a news release titled “Genlyte Announces Second Quarter Earnings of $0.72.”

A Form 8-K was filed on September 2, 2003, attaching a news release titled “Genlyte Thomas Announces $8 Million Settlement of Lithonia’s Patent Infringement Lawsuit.”

A Form 8-K was filed on October 27, 2003, attaching a news release titled “Genlyte Announces Record Third Quarter Earnings of $1.16 Per Share.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of November 7, 2003 by the undersigned thereunto duly authorized.

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