Form 10-K
period 2003-12-31
GENLYTE GROUP INC
filed 2004-03-12
CIK 833076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

        Aggregate market value of common stock held by non-affiliates on June 27, 2003: $473,848,036.

        Number of shares of common stock outstanding as of March 8, 2004: 13,595,131.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2004	Part III

THE GENLYTE GROUP INCORPORATED
2003 FORM 10-K

PART I

ITEM 1.    BUSINESS

        The Genlyte Group Incorporated ("Genlyte") was incorporated in the State of Delaware in 1985 as a wholly-owned subsidiary of Bairnco Corporation. In 1988 Genlyte was spun off from Bairnco Corporation and became an independent public company.

        On August 30, 1998, Genlyte and Thomas Industries Inc. ("Thomas") completed the combination of the business of Genlyte with the lighting business of Thomas ("Thomas Lighting"), in the form of a limited liability company named Genlyte Thomas Group LLC ("GTG"). Genlyte contributed substantially all of its assets and liabilities to GTG and received a 68% interest in GTG. Thomas contributed substantially all of the assets and certain related liabilities of Thomas Lighting and received a 32% interest in GTG. For more information regarding the formation of GTG, see note (3) in the "Notes to Consolidated Financial Statements" section of Item 8 "Financial Statements and Supplementary Data."

        Throughout this report on Form 10-K, the term "Company" as used herein refers to The Genlyte Group Incorporated, including the consolidation of Genlyte, GTG, and all majority-owned subsidiaries.

        The Company designs, manufactures, markets, and sells lighting fixtures, controls, and related products for a wide variety of applications in the commercial, residential, and industrial markets in North America. The Company operates in these three industry segments through the following divisions: Capri/Omega, Chloride Systems, Controls, Crescent, Day-Brite, Gardco, Hadco, Lightolier, Shakespeare Composite Structures, Stonco, Thomas Residential, and Wide-Lite in the United States, and Canlyte, Ledalite, Lumec, and Thomas Lighting Canada in Canada. The Company markets its products under the following brand names:

In the U.S.	—	Bronzelite, Capri/Omega, Chloride Systems, Crescent, Day-Brite, Entertainment Technology, ExceLine, Forecast, Gardco, Hadco, Ledalite, Lightolier, Lightolier Controls, Lumec, Lumec-Schreder, Shakespeare Composite Structures, Stonco, Thomas Lighting, Translite Sonoma, Vari-Lite, and Wide-Lite.
In Canada	—	All of the above plus Canlyte and Thomas Lighting Canada.

        The Company's products primarily utilize incandescent, fluorescent, light emitting diodes (LED), and high-intensity discharge (HID) light sources and are marketed primarily to distributors who resell the products for use in new commercial, residential, and industrial construction as well as in remodeling existing structures.

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

        Part of the Company's strategy has been to strengthen its product lines and profitably grow sales through the acquisition of other lighting companies. A description of recent acquisitions is contained in notes (5), (6), and (7) in the "Notes to Consolidated Financial Statements" section of Item 8 "Financial Statements and Supplementary Data."

Financial Information About Industry Segments

        Financial information about the Company's industry segments for the last three fiscal years is set forth in note (20) in the "Notes to Consolidated Financial Statements" section of Item 8 "Financial Statements and Supplementary Data."

Products and Distribution

        The Company designs, manufactures, markets, and sells the following types of products:

Indoor Fixtures:	Incandescent, fluorescent, LED, and HID lighting fixtures and lighting controls for commercial, residential, industrial, institutional, medical, entertainment, hospitality, and sports markets, and task lighting for all markets.
Outdoor Fixtures:	HID and incandescent lighting fixtures and accessories for commercial, residential, industrial, institutional, and sports markets.

        The Company's products are marketed by independent sales representatives and Company direct sales personnel who sell to distributors, electrical wholesalers, mass merchandisers, and national accounts. In addition, the Company's products are promoted through architects, engineers, contractors, and building owners. The products are sold principally throughout the United States, Canada, and Mexico.

Raw Materials Sources and Availability

        The Company purchases large quantities of raw materials and components—mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons—from multiple sources. No significant supply problems have been encountered in recent years. Relationships with vendors have been satisfactory.

Patents and Trademarks

        The Company has hundreds of United States and foreign mechanical patents, design patents, and registered trademarks. The Company maintains such protections by periodic renewal of trademarks and payments of maintenance fees for issued patents. The Company vigorously enforces its intellectual property rights. The Company does not believe that a loss or expiration of any presently held patent or trademark is likely to have a material adverse impact on its business.

Seasonal Effects on Business

        There are no predictable significant seasonal effects on the Company's results of operations.

Working Capital

        The Company has no significant business practices counter to lighting industry practices that affect working capital. The Company's terms of collection vary but are generally consistent with lighting industry practices, including programs to extend terms beyond 30 days. The Company attempts to keep inventory levels at the minimum required to satisfy customer requirements. The residential segment, as well as the commodity-type products in the commercial and industrial segments, generally requires substantial amounts of finished goods to satisfy quick shipment of customer orders. Other products that are made to order require less finished goods but more raw material and component inventories.

Backlog

        Backlog was $87,304,000 as of December 31, 2003; $88,451,000 as of December 31, 2002; and $94,989,000 as of December 31, 2001. Substantially all the backlog at December 31, 2003 is expected to be shipped in 2004.

Competition

        The lighting market addressed by the Company represents an estimated $7.4 billion of revenues per year. The industry is very mature, and although it contains a few large companies, no single company is truly dominant. The Company believes its sales make it the third highest-selling lighting fixture manufacturer in North America, behind the lighting equipment segment of Acuity Brands, Inc. (better known as Lithonia) and Cooper Industries, whose lighting fixture sales are included in its electrical products segment. However, the lighting industry is highly fragmented, with markets served by many international, national, and regional companies.

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

Research and Development

        The Company continues to develop new products to provide innovative lighting solutions to meet the needs of its customers. Costs incurred for research and development activities, as determined in accordance with accounting principles generally accepted in the United States, were $10,343,000; $8,521,000; and $9,359,000 during 2003, 2002, and 2001, respectively.

Environmental Regulations

        The Company's operations are subject to Federal, state, local, and foreign laws and regulations that have been enacted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment. Management does not anticipate that compliance with current environmental laws and regulations will materially affect the Company's capital expenditures, results of operations, or competitive position in 2004.

Employees

        At December 31, 2003, the Company employed 3,255 union and nonunion production workers and 1,946 engineering, administrative, and sales personnel, for a total of 5,201 employees. Several of the collective bargaining agreements, covering 723 employees, which is 29% of the union employees and 14% of the total employees, will expire in 2004. Relationships with unions have been satisfactory. Expiration and re-negotiation of collective bargaining agreements is not expected to have a significant impact on 2004 production.

International Operations

        The Company has international operations in Canada and Mexico. Financial information about the Company's operations by geographical area for the last three fiscal years is set forth in note (21) in the "Notes to Consolidated Financial Statements" section of Item 8 "Financial Statements and

Supplementary Data." Management generally believes that there are no substantial differences in business risks with these international operations compared with domestic operations, except that the Company is subject to different economic uncertainties in its foreign operations and is subject to foreign currency exchange rate fluctuations.

Disclosure Regarding Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in Items 1, 2, 3, 5, 7 and 8 of this report on Form 10-K includes information that is forward-looking. The matters referred to in such information could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of overall economic and specific market conditions, new building construction cycles, the impact of seasonal weather conditions on construction activity, customer acceptance of price increases, acceptance of new product offerings, availability of attractive acquisition candidates, cost and availability of steel and other raw materials, casualty and medical insurance cost increases, the costs and outcomes of legal proceedings, currency exchange rates, the level and volatility of interest rates, the impact of legislative enactments, regulatory action and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described in this report on Form 10-K.

Available Information

        The Company makes available free of charge through its Internet web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports, and proxy statements for its annual meeting of stockholders as soon as reasonably practicable after this material has been electronically filed with, or furnished to, the Securities and Exchange Commission. This material may be accessed by visiting the Investor Relations section of the Company's web site at http://www.Genlyte.com.

ITEM 2.    PROPERTIES

        In August 2002, the Company moved its Corporate office to a new leased office building in Louisville, Kentucky. Because of the large number of individual locations and the diverse nature of the operating facilities, specific description of each property owned and leased by the Company is neither practical nor meaningful to an understanding of the Company's business. All of the buildings are of steel, masonry, or concrete construction, are maintained and generally in good working condition, and generally provide adequate and suitable space for the operations of each location. A summary of the Company's property follows:

Nature of Facilities	26 Owned Facilities Total Square Feet	50 Leased Facilities Total Square Feet	76 Combined Facilities Total Square Feet
Manufacturing Plants	1,931,050	450,100	2,381,150
Warehouses	1,060,248	343,300	1,403,548
Administrative Offices	332,953	157,440	490,393
Sales Offices	84,500	97,597	182,097
Other	141,417	60,100	201,517

Total	3,550,168	1,108,537	4,658,705

        While management believes that the Company's facilities are generally adequate, the Company is currently, and will continue, reorganizing manufacturing and distribution facilities in order to more efficiently utilize capacity. The Company has additional capacity available at some of its manufacturing facilities, and consolidating activities have and will continue to occur. At the same time, management currently has plans to expand manufacturing capacity at one location. The overall strategy is to focus each facility on what it does best.

ITEM 3.    LEGAL PROCEEDINGS

        On August 29, 2003, GTG settled a patent infringement lawsuit filed in March 2000 against Acuity Brands, Inc. and its Lithonia Lighting Division. The United States District Court for the Western District of Kentucky in Louisville had ruled in January 2003 that Lithonia's plastic Insta-Lite product infringes GTG's Quicklight plastic recessed lighting fixture patent. Lithonia paid GTG $8 million and also agreed to cease selling the infringing version of its plastic recessed lighting product as of December 31, 2003.

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

        Following confirmation of the Keene reorganization plan, the parties moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court. On January 5 and 6, 1999, the Court rendered rulings restricting the claims by the Trust against Genlyte and other corporate defendants and dismissing the claims against all remaining individual defendants except one. The primary effect of the rulings with respect to claims against Genlyte was to require the Trust to prove that the 1984 sale of certain lighting assets of Keene was made with actual intent to defraud present and future creditors of Genlyte's predecessor.

        On March 17, 2003, the Court entered a summary judgment in favor of all defendants in the case. As a result, the case against all defendants, including Genlyte, was dismissed in its entirety. On April 14, 2003, the Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the final judgment entered on March 17, 2003. The Notice claims to bring up for review all orders, opinions, and decisions previously entered in the action; however, the Trust has since indicated that it would pursue its appeal only as to certain issues including the dismissal of the fraudulent conveyance claims, but would not pursue its appeal as to certain other issues, including the dismissal of the RICO claims. Argument on appeal is scheduled for March 24, 2004.

        In the normal course of business, the Company is a plaintiff in various lawsuits and is also subject to various legal claims which arise in the normal course of business, including being a defendant and/or being a potentially responsible party in, generally, patent, trademark, product liability, environmental and contract claims and litigation. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened claims against the Company will not have a material adverse effect on the financial condition or results of operations of the Company.

        The Company records liabilities and establishes reserves for legal claims against it when the costs or exposures associated with the claims become probable and can be reasonably estimated. Because the ultimate outcome of legal claims and litigation is uncertain, the actual costs of resolving legal claims and litigation may be substantially higher than the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on results of operations of the Company in future periods.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the stockholders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)
  Genlyte's common stock is traded on the NASDAQ National Market System under the symbol "GLYT." Data regarding market prices of Genlyte's common stock are included in note (22) in the "Notes to Consolidated Financial Statements" section Item 8 "Financial Statements and Supplementary Data."

  (b)
  The number of common equity security holders is as follows:

Title of Class	Number of Holders of Record as of Year-end 2003
Common Stock, par value $.01 per share	11,812
  (c)
  The Company has never paid a cash dividend on its common stock and does not expect to pay any cash dividends on its common stock in the foreseeable future. This is not because of dividend restrictions, but because management believes the stockholders are better served if all of the Company's earnings are retained for expansion of the business or used to repurchase treasury shares. Information concerning Preferred Stock Purchase Rights is included in note (17) in the "Notes to Consolidated Financial Statements" section of Item 8 "Financial Statements and Supplementary Data."

  (d)
  The following table gives information as of December 31, 2003 about equity awards under the Company's stock option plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding those Currently Outstanding)
Equity compensation plans approved by the security holders	814,680	$27.83	1,986,000
Equity compensation plans not approved by the security holders	N/A	N/A	N/A

Total	814,680	$27.83	1,986,000

        The Company's only equity compensation plans are its 1998 and 2003 stock option plans, both of which were approved by the security holders.

ITEM 6.    SELECTED FINANCIAL DATA

        The information set forth below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data."

	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data.)
Summary of Operations
Net sales	$1,033,899	970,304	985,176	1,007,706	978,302
Gross profit	$362,577	339,871	348,594	356,402	332,730
Operating profit	$108,252	96,418	92,687	92,620	86,861
Interest (income) expense, net	$(324)	213	3,347	3,922	4,584
Minority interest	$32,594	29,245	27,105	26,592	25,268
Income before income taxes	$75,982	66,960	62,235	62,106	57,009
Income tax provision	$29,633	25,840	24,895	25,802	24,228
Net income	$46,349	41,120	37,340	36,304	32,781
Return on:
Net sales	4.5%	4.2%	3.8%	3.6%	3.4%
Average stockholders' equity	14.2%	14.8%	15.2%	16.9%	17.8%
Average capital employed	13.2%	13.0%	12.5%	13.1%	13.5%

Year-End Position
Working capital	$311,397	259,769	203,581	172,174	175,702
Net property, plant and equipment	$111,624	107,576	110,447	113,001	104,989
Total assets	$773,725	692,413	637,802	635,491	575,710
Capital employed:
Total debt	$11,474	37,128	40,273	69,313	55,611
Stockholders' equity	$357,368	293,985	262,565	227,165	202,542

Total capital employed	$368,842	331,113	302,838	296,478	258,153

Per Share Data
Net income:
Basic	$3.44	3.04	2.80	2.68	2.37
Diluted	$3.41	3.01	2.77	2.65	2.37
Stockholders' equity per average diluted share outstanding	$26.28	21.51	19.49	16.61	14.63
Market range:
High	$60.55	45.00	34.93	28.00	26.00
Low	$26.95	28.62	23.38	18.13	16.00

Other Data
Orders on hand	$87,304	88,451	94,989	95,887	102,080
Depreciation and amortization	$24,207	23,169	28,172	25,664	23,835
Capital expenditures	$17,559	18,912	20,250	28,423	20,514
Average shares outstanding(*)	13,597	13,668	13,475	13,675	13,849
Current ratio	2.8	2.6	2.3	2.0	2.0
Interest coverage ratio	83.3	46.4	17.2	13.7	12.6
Debt to total capital employed	3.1%	11.2%	13.3%	23.4%	21.5%
Average number of employees	5,119	5,018	5,331	5,475	5,343
Average sales per employee	$202	193	185	184	183

(*)
in thousands, including incremental common shares issuable under stock option plans

        In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." See note (2) in the "Notes to Consolidated Financial Statements" section of Item 8 "Financial Statements and Supplementary Data," for information related to the impact of this accounting change on the Company's net income and earnings per share.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Item 8 "Financial Statements and Supplementary Data."

Overview

        The Genlyte Group Incorporated holds a 68% interest in Genlyte Thomas Group LLC. Thomas Industries Inc. holds the remaining 32% interest. The Company is one of the top three largest manufacturers of lighting fixtures in North America, and the largest company in North America devoted exclusively to selling lighting fixtures, controls, and related products. The Company has a 13.9% share of the North American lighting market, which it estimated to be $7.4 billion in 2003. The total market is divided as follows: 33% commercial, 32% residential, 27% outdoor, and 8% industrial. The Company participates primarily in the commercial and outdoor markets, but also has a considerable position in the residential and industrial markets.

        The Company sells products under 23 widely recognized and respected brand names. Part of its strategy is to take advantage of brand name recognition and focus its brands on specific markets, market channels or product competencies. The Company sells primarily through wholesale electrical distributors—mostly independent distributors and selective relationships with national accounts—using multiple sales forces of direct sales employees and independent sales representatives to maximize market coverage.

        The Company is committed to product innovation. Its goal is to generate 30% of its annual sales from new products released within the past three years. In 2003, it released over 2,000 new products. It has 515 patents/patents pending. The Company is also committed to growth through market share penetration and strategic acquisitions. Since the formation of GTG in 1998, the Company has acquired six companies that contributed over $125 million to 2003 sales.

        In spite of soft commercial and industrial construction markets during 2003, the Company's net income, earnings per share, and cash flow from operations all grew by more than 10% compared to 2002. Weakness experienced in its core commercial markets was offset by refocusing efforts on the faster growing institutional markets of education and healthcare and in the residential market, which remained strong. The acquisition of Vari-Lite in November 2002 and Shakespeare Composite Structures ("Shakespeare") in May 2003 added approximately $50 million to 2003 net sales. Tight control of selling, administrative and product costs helped earnings.

        Although the overall economy in North America is improving, commercial and industrial new construction is not expected to improve until at least the second half of 2004, and demand for lighting fixtures may not pick up until at least late 2004 or early 2005. In response to the persistent weak market conditions, management is continuing with the following plans: ongoing industry leadership in product development and new product introductions; refocusing the sales force on the more robust markets of schools, museums, and healthcare; searching for strategic acquisitions; and continuing cost control.    If the energy bill, which stalled in Congress in late 2003, ultimately passes with incentives for energy-efficient lighting products, it may provide significant business opportunities for the lighting industry and the Company.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net sales for 2003 were $1,033.9 million, increasing by $63.6 million, or 6.6% from 2002 net sales of $970.3 million. The 2003 net sales included incremental sales of $48.6 million relating to Vari-Lite, acquired in November 2002, and Shakespeare, acquired in May 2003. Net sales for comparable operations, excluding these acquisitions, increased 1.5%. The commercial and industrial construction markets in which the Company operates remained soft throughout the entire year. Overall commercial new construction in the U.S. decreased 6.0% from 2002, which was also a weak year. One of the Company's largest markets, retail construction, was down significantly; hospitality construction decreased in 2003, but not as much as in 2002; and new office construction was very weak because of the glut of office space in many major cities. The industrial construction markets were flat compared to 2002. The residential market, however, was relatively strong. The Company has received a small benefit from its price increase announced in the first quarter of 2003. Because of the continued soft conditions in the construction markets, and the excess capacity in the lighting industry, pricing remains very competitive.

        Net sales for the U.S. operations increased 5.5% compared to 2002, while net sales for the Canadian operations increased 12.1%. Without Vari-Lite and Shakespeare, net sales for the U.S. operations would have decreased 0.5%. The increase in net sales for Canadian operations is entirely attributable to the change in exchange rates. The strengthening of the Canadian dollar versus the U.S. dollar in 2003 compared to 2002 increased U.S. dollar sales of Canadian operations by $19.1 million. If the exchange rate had remained constant, net sales of Canadian operations would have decreased 0.2%.

        The Company operates primarily in the commercial lighting markets, with 74.8% of its 2003 net sales coming from the Commercial segment. This percentage is up from 73.2% in 2002. Net sales of $772.9 million for the Commercial segment in 2003 increased 8.8% from 2002 net sales of $710.2 million. Vari-Lite and Shakespeare are both in the Commercial segment. 2003 net sales for comparable operations, excluding these acquisitions, increased 2.0%. If the Canadian exchange rate had remained constant, and Commercial segment net sales had received no benefit from currency translation, net sales would have increased 6.6%. Excluding both acquisitions and currency translation, net sales would have decreased 0.3%.

        Residential segment net sales of $129.5 million in 2003 represented 12.5% of total Company net sales compared to $132.4 million in 2002, or 13.6% of total Company net sales. Although the residential construction market has remained one of the stronger areas of the U.S. economy, net sales in the Residential segment declined 2.2% from 2002. If the Canadian exchange rate had remained constant, and Residential segment net sales had received no benefit from currency translation, net sales would have decreased 2.8%. The segment's strategy has been to reduce emphasis in the do-it-yourself business and concentrate on higher margin business. The strategy has improved the segment's overall profitability, as operating profit as a percentage of net sales was 13.9% in 2003, compared to 12.0% in 2002.

        The Industrial and Other segment accounts for all remaining net sales and declined as a percentage of total Company net sales: 12.7% in 2003 versus 13.2% in 2002. Net sales of $131.5 million for the Industrial and Other segment in 2003 increased 2.9% from 2002 net sales of $127.7 million. If the Canadian exchange rate had remained constant, and Industrial and Other segment net sales had received no benefit from currency translation, net sales would have increased 1.1%

        Net income for 2003 was $46.3 million ($3.41 per diluted share), a 12.7% increase over 2002 net income of $41.1 million ($3.01 per diluted share). The 2003 net income includes $773 thousand of incremental net income related to Vari-Lite and Shakespeare. Net income during 2003 was impacted by the following significant items:

        The Company collected $8.0 million from a patent litigation settlement with the Lithonia division of Acuity Brands, Inc. in the third quarter. The settlement increased operating profit by $6.4 million, net of $1.6 million of legal expenses, and increased net income by $2.6 million ($0.19 per diluted share) after minority interest and income taxes. However, even without the litigation settlement, the Company increased its net income and earnings per share by 6.3% and 7.0%, respectively, over 2002.

        The Company's total legal expenses increased $1.0 million compared to 2002, for a negative impact on net income of $400 thousand after minority interest and taxes. In addition, the Company wrote down the carrying value of its Controls division building which was vacated, and wrote off design costs related to the manufacturing plant that had been planned for San Marcos, Texas and due diligence costs related to a potential acquisition that management decided not to pursue. These three write-offs totaled $1.6 million, or $650 thousand after minority interest and income taxes.

        The Company recorded a $3.4 million net charge to selling and administrative expenses, for a negative net income impact of $1.4 million after minority interest and income taxes, related to Canadian division sales and purchases recorded in Canadian dollars but settled in U.S. dollars and accumulated Canadian cash balances denominated in U.S. dollars. In a period of a strengthening Canadian dollar, sales from the Canadian divisions that are recorded in Canadian dollars and subsequently settled in U.S. dollars result in a loss; conversely, purchases result in a gain. Accumulated Canadian cash balances denominated in U.S. dollars result in a loss. The opposite would occur in a period of a weakening Canadian dollar. In 2003, because such sales exceeded purchases, significant U.S. dollar cash balances existed in Canada, and the Canadian dollar strengthened, the Company incurred a net charge. In recent previous years, any such gains or losses have been insignificant. The Company does not hedge this activity with derivative financial instruments and therefore is exposed to future gains or losses based on levels of sales and purchases and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

        Although the Company suffered a $3.4 million net charge because of the strengthening Canadian dollar versus the U.S. dollar, this situation also resulted in a $2.5 million pre-tax benefit, or a positive net income impact of $1.0 million after minority interest and income taxes, from translating operating income of Canadian operations at a higher rate. More significantly, the strengthening Canadian dollar also resulted in a $13.7 million foreign currency translation adjustment gain, which increased accumulated other comprehensive income during 2003. Other comprehensive income is only reflected as an increase in stockholders' equity in the balance sheet and statement of stockholders' equity and is not reflected in results of operations in the statement of income.

        Cost of sales for 2003 was 64.9% of net sales, compared to 65.0% for 2002. Increased warranty expenses and additional costs of shutting down production at the Barrington, New Jersey plant and transferring it to Sparta, Tennessee and other plants were offset by cost savings in certain raw materials. Selling and administrative expenses for 2003 were 25.3% of net sales, compared to 25.0% in 2002. This reflects the $3.4 million net charge related to foreign currency transaction and monetary asset losses of Canadian operations and the increased legal and acquisition due diligence costs mentioned above. In addition, advertising and research and development expenses increased slightly as a percentage of sales, but information technology expenses decreased.

        In 2003, interest expense was $0.9 million and interest income was $1.2 million (net interest income of $0.3 million). In 2002, interest expense was $1.5 million and interest income was $1.3 million (net interest expense of $0.2 million). Interest expense was lower because of significantly lower debt. The monthly average debt balance in 2003 was $23.7 million compared to a monthly average debt balance in 2002 of $40.1 million. Although cash, cash equivalents, and short-term investments increased during 2003, interest income was lower because of lower interest rates. The monthly average cash, cash equivalents and short-term investments balance in 2003 was $109.6 million compared to $82.2 million in 2002.

        Because the Company was in a net cash position, a hypothetical 1% increase in interest rates would result in an increase of $1.6 million in net interest income, or a positive net income impact of $0.8 million. The estimated increase is based upon the volume and composition of cash, cash equivalents, short-term investments, and debt at December 31, 2003.

        Minority interest primarily represents the 32% ownership share of GTG income by Thomas. It also includes the 49.5% ownership share of Lumec-Schreder income by a Belgian holding corporation of the Schreder Group.

        The effective income tax rate was 39.0% for 2003, up from 38.6% for 2002. The increase is due to higher state and local tax rates as well as expanding to an additional state jurisdiction with the acquisition of Shakespeare.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net sales for 2002 were $970.3 million, decreasing by $14.9 million, or 1.5%, from 2001 net sales of $985.2 million. The commercial and industrial construction markets in which the Company operates remained soft throughout the entire year. The residential market, however, was relatively strong. Management believes that the Company gained market share during 2002, because the primary markets served by the Company decreased by approximately 10%, which is more than the Company's 1.5% sales decline.

        The Company operates primarily in the commercial lighting markets, with 73.2% of its 2002 net sales coming from the Commercial segment. This percentage is up slightly from 72.3% in 2001. Net sales of $710.2 million for the Commercial segment in 2002 decreased just 0.3% from 2001 net sales of $712.7 million. The segment's three primary commercial markets were very soft in 2002. The retail construction market, particularly high-end retail, was in a decline. The office construction market was soft due to the excess office space in many large cities. The hospitality construction market, which includes major hotels and restaurants, was soft compared to recent years, but began to improve in the second half of the year. The segment's fluorescent and downlighting business struggled because of the soft market conditions, which caused downward pricing pressures from competitors. Overall, considering the softness of the commercial construction markets, the Commercial segment's sales were relatively strong.

        Although the residential construction market has remained one of the stronger areas of the U.S. economy, net sales in the Residential segment declined in proportion to the Company's overall sales decrease. Residential segment net sales of $132.4 million in 2002 and $134.3 million in 2001 were 13.6% of Company net sales both years. The segment's strategy has been to reduce emphasis in the do-it-yourself business and concentrate on higher margin business. The strategy has improved the segment's overall profitability, as operating profit as a percentage of net sales was 12.0% in 2002, compared to 9.6% in 2001. The Residential segment has significantly improved its profitability the last two years.

        The Industrial and Other segment accounts for all remaining net sales and declined as a percentage of total Company net sales: 13.2% in 2002 and 14.1% in 2001. Net sales of $127.7 million for the Industrial and Other segment in 2002 decreased 7.6% from 2001 net sales of $138.2 million. The decrease in 2002 net sales is attributable to the soft industrial construction market as well as significantly decreased sales to one large customer. However, the Company does not have any customers that constitute as much as 10% of total net sales. Except for the impact of possible future acquisitions, management does not expect a significant change in the ratio of each segment's net sales to total Company net sales in the foreseeable future.

        U.S. operations accounted for all of the Company's net sales decrease in 2002. Net sales for the Canadian operations increased 5.2% compared to last year, while net sales for the U.S. operations decreased 2.7%. Also, the weakening of the Canadian dollar during 2002 compared to 2001 reduced U.S. dollar sales of Canadian operations approximately $2.4 million. If the exchange rate had remained constant, net sales of Canadian operations would have increased 6.8%.

        During the first quarter of 2002, the Company acquired an additional equity interest in the Lumec-Schreder joint venture, which provided the Company controlling interest in the joint venture, and therefore its balance sheet and income statement are now fully consolidated. This resulted in consolidating sales of $7.1 million for Canadian operations in 2002. If not for these Lumec-Schreder sales, net sales of Canadian operations would have increased only 0.4% during 2002. Lumec-Schreder's total assets were $3.3 million as of December 31, 2002. As of December 31, 2001, the Company's equity method investment in the joint venture was $0.7 million.

        Net income for 2002 was $41.1 million ($3.01 per diluted share), a 10.1% increase over 2001 net income of $37.3 million ($2.77 per diluted share). Substantially all of this increase was the result of the change in accounting rules regarding the amortization of goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and ceased amortizing goodwill. Had the Company accounted for goodwill the same way in 2001, net income would have been $40.5 million ($3.01 per diluted share). Net income was also favorably impacted in 2002 by lower net interest expense, which had a positive after-tax effect of $1.3 million ($0.10 per diluted share), and a lower effective tax rate, which had a positive effect of $0.9 million ($0.07 per diluted share).

        In addition, 2002 net income was adversely impacted by several unusual items that did not impact 2001. These include the first quarter expenses associated with closing the plants in Tijuana, Mexico and Milan, Illinois, patent and Keene litigation expenses, a litigation settlement, and the costs of shutting down production at the Barrington, New Jersey plant and transferring it to Sparta, Tennessee and other plants. These items totaled $6.3 million in expense, or $2.9 million after minority interest and taxes ($0.21 per diluted share).

        The 2002 gross profit percentage (to net sales) of 35.0% was slightly lower than the 2001 gross profit percentage of 35.4%. The decrease was primarily the result of the expenses associated with the plant closings and production transfers mentioned above, workers' compensation, and casualty insurance costs, offset by a more favorable mix of products sold (i.e. products with higher gross profit).

        Selling and administrative expenses as a percentage of sales decreased to 25.0% in 2002, from 25.4% in 2001, despite increases in insurance and legal expenses. Management has been very diligent in controlling selling and administrative expenses to keep them in line with lower sales volume. Offsetting the increases in casualty insurance, group health insurance, and legal expenses were decreases in freight expense, research and development, advertising, and information technology expenses.

        In 2002, interest expense was $1.5 million and interest income was $1.3 million (net interest expense of $0.2 million). In 2001, interest expense was $3.8 million and interest income was $0.5 million (net interest expense of $3.3 million). Interest expense was lower because of significantly lower debt, and interest income was higher because of significantly higher cash. The monthly average debt balance in 2002 was $40.1 million compared to an average debt balance in 2001 of $67.4 million. The average cash balance in 2002 was $82.2 million compared to an average cash balance in 2001 of $33.3 million.

        A hypothetical 1% increase in interest rates would result in an increase of $510 thousand in pre-tax income. The estimated increase is based upon no change in the volume or composition of cash, cash equivalents, short-term investments, or debt at December 31, 2002.

        Minority interest primarily represents the 32% ownership share of GTG income by Thomas. It also includes the 49.5% ownership share of Lumec-Schreder income by a Belgian holding corporation of the Schreder Group.

        The effective income tax rate was approximately 38.6% in 2002, down from 40.0% in 2001. The decrease in the effective tax rate is a result of the adoption of SFAS No. 142 discussed above. Because most of the Company's goodwill was never amortizable for income tax purposes, the financial reporting income subject to tax did not significantly change. This resulted in a lower effective tax rate and little impact on the current tax liability.

Outlook for the Future

        Management does not expect the primary construction markets that the Company serves to improve significantly until at least the second half of 2004. Although the Company did see some strengthening in the commercial and industrial construction markets in the fourth quarter of 2003, they are projected to remain relatively weak through the first half of 2004. When construction does pick up, it will not begin to impact the Company until 2005, since lighting is installed toward the end of a construction project. The residential construction market has been maintaining a strong pace, so it is not projected to improve either. Conversely, the Company's sales have been relatively healthy, and management does not expect a downturn as long as interest rates remain low. A significant increase in interest rates would be concerning to management. Overall, management anticipates the current trend of soft sales for its stock products to continue, while project business is improving for some divisions.

        Although the Company has realized some benefit from the price increase announced in January of 2003, it has been minimal, and management believes it will remain minimal as long as construction market conditions remain weak. In response to the weak market conditions, management is continuing with the following plans: ongoing industry leadership in product development and new product introductions; refocusing the sales force on the more robust markets of schools, museums, and healthcare; and continuing cost control.

        Although foreign currency rates are unpredictable, management does not expect the Canadian dollar to continue to strengthen versus the U.S. dollar as much as it did during 2003. If the Canadian dollar exchange rate stabilizes, the Company will not continue to realize the foreign currency transaction losses of Canadian operations, although it will continue to realize the benefit of translating sales and income at higher exchange rates compared to the preceding year. If the Canadian dollar weakens, the Company should realize some foreign currency transaction gains. High insurance expenses and legal costs experienced during 2003 are expected to continue. In addition, freight costs are expected to increase.

        Management expects Vari-Lite's operating results to improve from the break-even performance of 2003. Vari-Lite's operating results have improved each quarter, and management believes Vari-Lite will be more profitable in 2004. The Shakespeare composite pole business acquired in May 2003 has been profitable and is expected to perform even better in 2004.

        The U.S. Senate and the House of Representatives both passed energy bills in 2003. These bills include goals for federal energy efficiency including federal building requirements and requirements for the federal government to purchase new energy efficient products, including lighting fixtures. In addition, they include tax incentives for businesses to install new energy efficient products, including lighting. Management believes passage of this energy legislation may have a positive impact on retrofit lighting business in the U.S., and may provide significant additional business opportunities for the Company in 2004 and for the next three to five years.

Financial Condition

Liquidity and Capital Resources

        The Company focuses on its net cash (cash, cash equivalents, and short-term investments minus total debt) and working capital as its most important measures of short-term liquidity. For long-term liquidity, the Company considers its ratio of total debt to total capital employed (total debt plus total stockholders' equity) and trends in net cash and cash provided by operating activities to be the most important measures. From both a short-term and a long-term perspective, the Company's liquidity is exceptionally strong.

        The Company is in a net cash position (cash, cash equivalents, and short-term investments exceed total debt by $141.1 million) at December 31, 2003, compared to net cash of $74.8 million at December 31, 2002. Total debt decreased to $11.5 million at December 31, 2003, compared to

$37.1 million at December 31, 2002, while cash, cash equivalents, and short-term investments increased to $152.6 million at December 31, 2003, compared to $111.9 million at December 31, 2002. The decrease in debt was mainly due to repayment of approximately $13.3 million in Canadian dollar notes obtained to finance the Ledalite acquisition in 1999, repayment of a $7.6 million industrial revenue bond obtained to finance a plant expansion and paint line at the plant in Littlestown, Pennsylvania, and repayment of a $4.5 million industrial revenue bond related to the plant in Barrington, New Jersey. The New Jersey bond was repaid because the Barrington plant has been shut down and is for sale. The Pennsylvania bond was repaid because the project was canceled without using the proceeds.

        Working capital at December 31, 2003 was $311.4 million, compared to $259.8 million at December 31, 2002. The primary reasons for the increase in working capital were a $40.7 million increase in cash, cash equivalents, and short-term investments, the acquisition of Shakespeare, which added working capital of $5.9 million, and the translation of the account balances of Canadian operations at higher exchange rates, which increased working capital $1.6 million. Accounts receivable increased $11.8 million because of $3.9 million added from the Shakespeare acquisition, $3.0 million attributed to translation of Canadian accounts receivable at a higher exchange rate, and higher sales during the month of December 2003 compared to December 2002. Inventory increased $7.4 million mainly because of $3.8 million added from the Shakespeare acquisition, and $2.3 million attributed to translation of Canadian inventory at a higher exchange rate. Current maturities of long-term debt decreased $3.8 million because of the repayment of the Canadian dollar notes mentioned above. Accounts payable and accrued expenses increased $12.8 million because of $2.1 million added from the Shakespeare acquisition, $3.7 million attributed to translation of Canadian accounts payable and accrued expenses at a higher exchange rate, and normal fluctuations due to the timing of cash disbursements. The current ratio was 2.8 at December 31, 2003, compared to 2.6 at December 31, 2002. This represents the Company's highest current ratio in the last twelve years.

        The ratio of total debt to total capital employed at December 31, 2003 was reduced to the lowest level in the Company's history at 3.1%, compared to 11.2% at December 31, 2002. The Company is in a very good position to add debt if needed. Cash provided by operating activities has been strong enough for the Company to repay most of its debt and add substantially to its cash balance. Cash provided by operating activities was $101.2 million in 2003, a record for the Company, compared to $86.4 million in 2002, and $86.9 million in 2001. The 2003 amount included $8.0 million from the patent litigation settlement with the Lithonia division of Acuity Brands, Inc.

Cash Flows

        A condensed consolidated statement of cash flows follows:

	For the years ended December 31
	2003	2002	2001
	(Dollars in thousands)
Operating profit	$108,252	$96,418	$92,687
Add: Depreciation and amortization	24,207	23,169	28,172

EBITDA* before minority interest	132,459	119,587	120,859
Minority interest	(32,594)	(29,245)	(27,105)

EBITDA* after minority interest	99,865	90,342	93,754
Interest income (expense), net	324	(213)	(3,347)
Taxes on income	(29,633)	(25,840)	(24,895)
Changes in assets and liabilities, and other	30,601	22,071	21,361

Cash provided by operating activities, net	101,157	86,360	86,873
Cash used in investing activities, net	(61,101)	(61,882)	(32,317)
Cash used in financing activities, net	(24,697)	(5,963)	(26,919)
Effect of exchange rate changes	(242)	(521)	(2,397)

Increase in cash and cash equivalents	$15,117	$17,994	$25,240

  *
  Earnings before interest, taxes, depreciation, and amortization. This is a "non-GAAP financial measure" under the Securities and Exchange Commission regulations. Management believes this is a useful measure because it is included as a key measure in the Company's credit facilities and it is widely recognized and used by financial analysts and the financial community.

        Cash provided by operating activities in 2003 was $14.8 million higher than 2002, which was virtually the same as 2001. Cash used in investing activities is comprised of acquisitions of businesses, purchases of property, plant and equipment, less proceeds from sales of property, plant and equipment, and changes in short-term investments. In 2003, the Company paid $20.4 million to purchase Shakespeare. In 2002, the Company paid $10.6 million to purchase Vari-Lite, and in 2001, the Company paid $2.9 million to purchase Entertainment Technology. Purchases of plant and equipment in 2003 were $1.4 million lower than in 2002, which were $1.3 million lower than in 2001. In response to the soft business conditions during the last two years, management committed fewer funds to capital expenditures. Proceeds from sales of property, plant and equipment were insignificant in 2003, $1.8 million in 2002, primarily from the sale of building and equipment at the plant in Milan, Illinois; and $1.6 million in 2001, primarily from the sale of the Hopkinsville, Kentucky distribution center. As the Company's available cash balance was growing, it invested $10.8 million, $34.1 million, and $23.2 million in short-term investments in 2001, 2002, and 2003, respectively.

        Cash used in financing activities during 2003 was $24.7 million, with $27.4 million in repayments of long-term debt (primarily the Canadian dollar notes and two industrial revenue bonds mentioned above) offset by $2.7 million of stock options exercised. The $27.4 million figure for the repayments of long-term debt does not agree with the decrease in long-term debt of $25.6 million mentioned above, because the Canadian dollar notes were translated at a higher exchange rate on the date they were paid off than the exchange rate in effect on December 31, 2002, when the balance sheet comparison was made. The Company repurchased no treasury stock during 2003. However, the board of directors has authorized the Company to repurchase up to 5%, or approximately 670,000 shares, of its outstanding common stock under a plan that expires in April 2004. Cash used in financing activities during 2002 was $6.0 million, with $4.1 million in stock options exercised offsetting payments on debt of $3.3 million and treasury stock purchases of $6.8 million. The Company purchased 202,800 shares of treasury stock at an average price of $33.48 in 2002. Cash used in financing activities in 2001 was $26.9 million with a net reduction in debt of $29.0 million offset by $2.5 million in stock options exercised. Very little treasury stock was purchased in 2001—just 17,600 shares for $0.4 million.

        Management is confident that currently available cash, combined with internally generated funds, will be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the next year. The Company continues to seek opportunities to acquire businesses that fit its strategic growth plans. Management believes adequate financing for any such investments will be available through cash on hand, future borrowings, or equity offerings.

Debt and Other Contractual Obligations

        The Company's debt at December 31, 2003 consisted of $11.0 million in industrial revenue bonds and $0.5 million in capital leases and other. GTG has a $130 million U.S. revolving credit facility and a $20 million Canadian revolving credit facility with a syndicate of nine banks. These unsecured facilities mature in July 2006. At December 31, 2003, the Company had no borrowings and approximately $19.1 million in outstanding letters of credit under these facilities. The letters of credit serve to guarantee the industrial revenue bonds as well as insurance reserves. The Company is in compliance with all of its debt covenants.

        The following table summarizes the Company's contractual obligations at December 31, 2003, excluding current liabilities except for the current maturities of long-term debt, and the effect such obligations are expected to have on cash flows and liquidity in future periods (in thousands):

		Payments due by period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt (a)	$11,160	$120	$40	$—	$11,000
Capital leases (b)	339	183	156	—	—
Non-cancelable operating leases (c)	24,943	6,949	8,750	4,937	4,307
Purchase obligations (d)	27,667	27,667	—	—	—
Other long-term liabilities (e)

Total contractual obligations	$64,109	$34,919	$8,946	$4,937	$15,307

(a)
Long-term debt is included in the consolidated balance sheet in Item 8. Also see note (11) in Item 8.

(b)
Capital lease debt is included in the consolidated balance sheet in Item 8. Also see note (14) in Item 8.

(c)
Operating lease commitments are described in note (14) in Item 8.

(d)
Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end.

(e)
Other long-term liabilities included in the consolidated balance sheet in Item 8 consist of reserves for pension benefits (see note (12)), other postretirement benefits (see note (13)), income taxes, and casualty insurance. None of these amounts are included in the table above because they do not have determinable payment streams.

Other

        Under the terms of the Genlyte Thomas Group LLC Agreement (the "LLC Agreement"), Thomas currently has the right (a "Put Right"), but not the obligation, to require GTG to purchase all, but not less than all, of Thomas's 32% interest at the appraised value of such interest. The appraised value shall be the fair market value of GTG as a going concern multiplied by Thomas's ownership interest percentage, taking into account a control premium, and determined by an appraisal process to be undertaken by recognized investment banking firms chosen initially by Genlyte and Thomas. If GTG cannot secure the necessary financing with respect to Thomas's exercise of its Put Right, then Thomas has the right to cause GTG to be sold.

        At any time after Thomas exercises its Put Right, Genlyte has the right, in its sole discretion and without the need of approval of Thomas, to cause GTG to be sold by giving notice to the GTG Management Board, and the Management Board must then proceed to sell GTG subject to a fairness opinion from a recognized investment banking firm. Genlyte also has the right to cause GTG to assign the rights to purchase Thomas's interest to Genlyte. Genlyte also has the right to cause GTG to incur indebtedness or to undertake an initial public offering to finance or effect financing of the payment of the purchase price.

        Also under the terms of the LLC Agreement, on or after the later to occur of (1) the final settlement or disposition of the Keene litigation described in note (15) "Contingencies" in the "Notes to Consolidated Financial Statements" section of Item 8 "Financial Statements and Supplementary Data," or (2) January 31, 2002, either Genlyte or Thomas has the right, but not the obligation, to offer to buy the other's interest (the "Offer Right"). If Genlyte and Thomas cannot agree on the terms, then GTG shall be sold to the highest bidder. Either Genlyte or Thomas may participate in the bidding for the purchase of GTG. As of December 31, 2003, neither Genlyte nor Thomas has the ability to exercise the Offer Right.

        If either Genlyte or Thomas were to exercise its rights, causing GTG or Genlyte to purchase Thomas's interest, Genlyte's liquidity and capital resources would be affected.

        In 2003, 2002, and 2001, 16.9%, 16.1%, and 15.1%, respectively, of the Company's net sales were generated from operations in Canada. In addition, the Company has a production facility in Mexico. International operations are subject to fluctuations in currency exchange rates. The Company monitors its currency exposure in each country, but does not actively hedge or use derivative financial instruments to manage exchange rate risk. Management cannot predict future foreign currency fluctuations, which have and will continue to affect the Company's balance sheet and statement of income. The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders' equity, was a $7.5 million gain as of December 31, 2003. Such adjustments were a gain of $13.7 million in 2003, a gain of $14 thousand in 2002, and a loss of $2.4 million in 2001. Pre-tax gains and (losses) from translation of foreign currency transactions, which are recorded in selling and administrative expenses, were $(3.4) million for 2003, $151 thousand for 2002, and $88 thousand for 2001.

Critical Accounting Policies

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

        On an on-going basis, the Company evaluates its estimates and assumptions, including those related to sales returns and allowances, doubtful accounts receivable, slow moving and obsolete inventory, income taxes, impairment of long-lived assets including goodwill and other intangible assets, medical and casualty insurance reserves, warranty reserves, pensions and other post-retirement benefits, contingencies, environmental matters, and litigation. Management bases its estimates and assumptions on its substantial historical experience and other relevant factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported results would differ under different assumptions or conditions. Actual results will inevitably differ from management's estimates, and such differences could be material to the consolidated financial statements.

        Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of the Company's consolidated financial statements:

Allowance for Doubtful Accounts Receivable

        The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer's inability to pay (bankruptcy, out of business, etc., which result in "bad debt" write-offs) as well the customer's refusal to pay (returned products, billing errors, disputed amounts, etc., which result in credit memos). Management's estimated allowances are based on the aging of the invoices, historical collections, customers' financial status, the overall ratio of "bad debt" allowances to account receivable balances in comparison to relevant industry data, amounts returned and disputed by customers, and estimated lag times for processing credit memos. In the opinion of management, these allowances are adequately established and sufficient to cover future collection problems. However, should business conditions deteriorate and more customers have financial problems, these allowances may need to be increased, which would have a negative impact on the Company's results of operations.

Reserve for Slow Moving and Obsolete Inventory

        The Company records inventory at the lower of cost (generally LIFO) or market. Because of the stability of product costs in recent years, and the level of gross profit margins on most products, the Company has not made any material adjustments to write down inventory to market. However, the Company does reserve for excess quantities of slow moving or obsolete inventory. These reserves are primarily based upon management's assessment of the salability of the inventory, historical usage of raw materials and historical demand for finished goods, and estimated future usage and demand. An improper assessment of salability or improper estimate of future usage or demand, or significant changes in usage or demand could result in significant changes in the reserves and a positive or a negative impact on the Company's results of operations in the period the change occurs.

Impairment of Goodwill

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was issued in July 2001 and became effective for the Company on January 1, 2002. Goodwill is now subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If a reporting unit's carrying value exceeds its fair value, and the reporting unit's carrying value of its goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The evaluation of goodwill for impairment requires management to use significant estimates and assumptions including, but not limited to, projecting future revenue, operating results, and cash flow of each of the Company's reporting units. Although management believes the estimates and assumptions used in the evaluation of goodwill are reasonable, differences between actual and projected revenue, operating results, and cash flow could cause some of the Company's goodwill to be deemed impaired. If this were to occur, the Company would be required to write down the goodwill, which could have a material negative impact on the Company's results of operations and financial condition.

Retirement Plans and Post-Retirement Benefit Plans

        Assets and liabilities of the Company's defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets, and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets, as well as changes in the discount rate, will affect the amount of pension expense recognized, impacting the Company's results of operations. The liability for post-retirement medical and life insurance benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense, impacting the Company's results of operations.

Self-Insurance for Workers' Compensation and Medical Claims

        The Company is insured for workers' compensation, but the deductible, $250,000 prior to August 2002 and $500,000 afterwards, exceeds the vast majority of claims. The insurance provider and administrator, Travelers, provides the Company with estimated losses and reserve requirements for each open claim based on its expertise and experience. The Company records provisions for workers' compensation claims based on the information received from Travelers. The Company also provides reserves for estimated losses for claims incurred but not reported and the future development of reported claims, based on actuarial and claims trend analysis performed by the Company's casualty insurance broker and consultant, Marsh & McLennan Company. Travelers and Marsh & McLennan use significant judgment and assumptions to estimate the losses and reserve requirements, and although management believes the current estimates are reasonable, significant differences related to the factors used in making those estimates could materially affect the Company's workers' compensation liabilities and expense, impacting financial condition and results of operations.

        The Company is self-insured for the medical benefit plans covering most of its employees. The Company estimates its liability for claims incurred by applying a lag factor to the Company's historical claims and administrative cost experience. The validity of the lag factor is evaluated periodically and revised if necessary. Although management believes the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims, and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

Stock-Based Compensation Costs

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") gives companies the choice to account for stock-based compensation using either the fair value method or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its stock option plans using the intrinsic value method. Because all options granted under those plans have had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had the Company elected to account for its stock option plans using the fair value method of SFAS No. 123, or if accounting rules change to require accounting different than the intrinsic value method, the Company's results of operations could be materially affected.

        Note (2) "Summary of Significant Accounting Policies—Stock-Based Compensation Costs" in the "Notes to Consolidated Financial Statements" section of item 8 "Financial Statements and Supplementary Data" includes supplemental information, including pro forma net income and earnings per share, as if stock-based compensation cost for the stock option plans had been determined using the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with assumptions about the risk-free interest rate, expected option life, and expected stock price volatility. These assumptions can be highly subjective. Because Genlyte's stock options have characteristics different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measurement of the fair value of Genlyte's stock options. Using different assumptions, the supplemental information provided in note (2) could be materially different.

Income Taxes

        Significant management judgment is required in developing the Company's income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management has determined that no valuation allowances are required.

        The Company operates in multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any assessments can take an extended period of time to be resolved. In management's opinion, adequate income tax provisions have been made and adequate tax reserves exist to cover probable risks. However, results of Internal Revenue Service or other jurisdictional audits, closing of past years' tax returns no longer subject to audit, and future tax law changes could have a material impact on the Company's future tax liabilities and provisions, impacting financial condition and results of operations.

Contingencies and Litigation

        Genlyte is currently named as a party to legal proceedings discussed in note (15) "Contingencies" in the "Notes to Consolidated Financial Statements" section of item 8 "Financial Statements and Supplementary Data." While management currently believes the ultimate liability, if any, of these proceedings will not have a material effect on the Company's results of operations, financial condition, or liquidity, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company. The Company would accrue the cost of an adverse outcome, if in management's judgment, the adverse outcome was probable and the cost could be reasonably estimated. The Company has made no such accruals as of December 31, 2003.

Forward-Looking Statements

        Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Words such as "expects," "believes," "plans," "intends," "estimates," "forecasts," and similar expressions are intended to identify such forward-looking statements. The statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, industrial, and outdoor lighting markets; the ability to maintain or increase prices; acceptance of new product offerings; passage of an energy bill providing incentives for energy efficient lighting products; the performance of Vari-Lite and Shakespeare; future acquisitions; availability and cost of steel and other raw materials; casualty and medical insurance cost increases; freight cost increases; cost savings realized from plant consolidations; the costs and outcomes of legal proceedings; and foreign exchange rates. The Company could also be affected by changes in tax rates or laws and changes in interest rates. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk for interest rates, prices of raw materials and component parts, and foreign currency exchange rates in the operation of its business. Each of these risks is discussed below.

        The Company earns interest income on its cash, cash equivalents, and short-term investments and pays interest expense on its long-term debt. Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations. However, because of its net cash position (cash, cash equivalents, and short-term investments exceed total debt) and the current low level of interest rates, management currently believes this risk is not material to the Company's operating results in the near term. Interest rates on cash, cash equivalents, and short-term investments cannot decrease much further, and an increase in interest rates would result in an increase in interest income exceeding the increase in interest expense. Based upon December 31, 2003 debt levels, a hypothetical 1% increase in interest rates would result in an annualized increase of approximately $115,000 in interest expense, reducing net income by $16,000 after minority interest and income taxes. However, based on December 31, 2003 cash, cash equivalents, and short-term investments levels, a 1% increase in interest rates would increase interest income approximately $1,688,000, resulting in an increase of $1,573,000 in net interest income, or $759,000 after minority interest and income taxes. The estimated increases are based upon no change in the volume or composition of cash, cash equivalents, and short-term investments or debt at December 31, 2003. The increases also assume short-term interest rates on cash, cash equivalents, and short-term investments fluctuate "perfectly" with long-term interest rates on debt, which is not likely to occur. The Company does not use derivative financial products such as interest rate hedges or swaps.

        The Company purchases large quantities of raw materials and components—mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons. The Company's operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No consequential supply problems have been encountered in recent years. Price risk for these materials is related to increases in commodity items that effect all users of the materials, including the Company's competitors. In recent years, few of these materials have had volatile prices, and the primary price trend has been slightly downward. Although steel tariffs have been abated, global commodity costs for steel, packaging, and some other commodities have recently increased significantly due to the weakening U.S. dollar. Historically, the Company has attempted to pass along significant price increases in its materials in industry-wide price adjustments to customers, to mitigate the Company's exposure to supplier price fluctuations. However, such price adjustments are subject to competitive pressure. The Company does not actively hedge or use derivative instruments to manage its risk in this area.

        In 2003, approximately 17% of the Company's net sales were generated from operations in Canada. Although the majority of these products were manufactured and sold within Canada, a significant amount were manufactured in Canada and sold to U.S. customers. As of December 31, 2003, approximately 19% of the Company's total assets were in Canada. The Company's financial condition and operating results are affected by changes in Canadian dollar exchange rates, but management regards this risk as manageable and, therefore, does not actively hedge or use derivative instruments in this area. Foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders' equity and do not affect net income, were a credit of $13,719,000 in 2003, a credit of $14,000 in 2002, and a charge of $2,397,000 in 2001. Gains and losses resulting from translation of foreign currency transactions, which do affect net income, were a pre-tax loss of $3,405,000 in 2003, a pre-tax gain of $151,000 in 2002, and a pre-tax gain of $88,000 in 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Auditors

To the Stockholders of The Genlyte Group Incorporated:

        We have audited the accompanying consolidated balance sheets of The Genlyte Group Incorporated and Subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in Item 15 (a) 2 for the years ended December 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 18, 2002 expressed an unqualified opinion on those statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Genlyte Group Incorporated and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

        As discussed above, the financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As discussed in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for 2001in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments related to Note 2, and accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP
Louisville, Kentucky January 23, 2004

        NOTE: This is a copy of a report previously issued by Arthur Andersen LLP, the Company's former independent accountants. The Arthur Andersen LLP report refers to certain financial information for the years ended December 31, 2000 and 1999, and certain balance sheet information as of December 31, 2001 and 2000, which are no longer included in the accompanying financial statements. Arthur Andersen LLP has not reissued this report as Arthur Andersen LLP ceased operations in August 2002.

Report of Independent Public Accountants

To the Stockholders of The Genlyte Group Incorporated:

        We have audited the accompanying consolidated balance sheets of The Genlyte Group Incorporated (a Delaware corporation) and Subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Genlyte Group Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Louisville, Kentucky
January 18, 2002

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except earnings per share data)

	For the years ended December 31,
	2003	2002	2001
Net sales	$1,033,899	$970,304	$985,176
Cost of sales	671,322	630,433	636,582

Gross profit	362,577	339,871	348,594
Selling and administrative expenses	261,246	242,602	249,900
Gain on settlement of patent litigation	(8,000)	—	—
Amortization of goodwill	—	—	5,211
Amortization of other intangible assets	1,079	851	796

Operating profit	108,252	96,418	92,687
Interest (income) expense, net	(324)	213	3,347
Minority interest, net of income taxes	32,594	29,245	27,105

Income before income taxes	75,982	66,960	62,235
Income tax provision	29,633	25,840	24,895

Net income	$46,349	$41,120	$37,340

Earnings per share:
Basic	$3.44	$3.04	$2.80
Diluted	$3.41	$3.01	$2.77
Weighted average number of shares outstanding:
Basic	13,480	13,535	13,336
Diluted	13,597	13,668	13,475

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2003	2002
Assets:
Current Assets:
Cash and cash equivalents	$82,136	$67,019
Short-term investments	70,479	44,887
Accounts receivable, less allowances for doubtful accounts of $13,456 and $12,838, as of December 31, 2003 and 2002	160,111	148,279
Inventories	143,898	136,470
Deferred income taxes and other current assets	28,602	27,915

Total current assets	485,226	424,570
Property, plant and equipment, at cost:
Land and land improvements	8,211	7,447
Buildings and leasehold improvements	88,718	81,764
Machinery and equipment	290,578	276,600

Total property, plant and equipment	387,507	365,811
Less: accumulated depreciation and amortization	275,883	258,235

Net property, plant and equipment	111,624	107,576
Goodwill	150,532	134,231
Other intangible assets, net of accumulated amortization	21,315	22,195
Other assets	5,028	3,841

Total Assets	$773,725	$692,413

Liabilities & Stockholders' Equity:
Current Liabilities:
Current maturities of long-term debt	$284	$4,100
Accounts payable	98,114	87,568
Accrued expenses	75,431	73,133

Total current liabilities	173,829	164,801
Long-term debt	11,190	33,028
Deferred income taxes	35,577	32,935
Minority interest	159,632	133,789
Accrued pension	27,567	25,406
Other long-term liabilities	8,562	8,469

Total liabilities	416,357	398,428
Commitments and contingencies (See notes (14) and (15))
Stockholders' Equity:
Common stock ($.01 par value, 30,000,000 shares authorized; 14,481,426 and 14,355,506 shares issued as of December 31, 2003 and 2002; 13,573,395 and 13,447,287 shares outstanding as of December 31, 2003 and 2002)	136	135
Additional paid-in capital	12,988	9,451
Retained earnings	314,420	268,071
Accumulated other comprehensive income	29,824	16,328

Total stockholders' equity	357,368	293,985

Total Liabilities & Stockholders' Equity	$773,725	$692,413

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance, December 31, 2000	13,263	$133	$7,557	$189,611	$29,864	$227,165
Net income	—	—	—	37,340	—	37,340
Increase in minimum pension liability, before tax	—	—	—	—	(4,368)	(4,368)
Related tax effect	—	—	—	—	1,747	1,747

Increase in minimum pension liability, after tax	—	—	—	—	(2,621)	(2,621)
Foreign currency translation adjustments	—	—	—	—	(2,397)	(2,397)

Total comprehensive income	—	—	—	37,340	(5,018)	32,322
Exercise of stock options	188	2	2,555	—	—	2,557
Income tax benefit from exercise of stock options	—	—	957	—	—	957
Purchases of treasury stock	(18)	—	(436)	—	—	(436)

Balance, December 31, 2001	13,433	135	10,633	226,951	24,846	262,565
Net income	—	—	—	41,120	—	41,120
Increase in minimum pension liability, before tax	—	—	—	—	(12,717)	(12,717)
Related tax effect	—	—	—	—	4,185	4,185

Increase in minimum pension liability, after tax	—	—	—	—	(8,532)	(8,532)
Foreign currency translation adjustments	—	—	—	—	14	14

Total comprehensive income	—	—	—	41,120	(8,518)	32,602
Exercise of stock options	217	2	4,142	—	—	4,144
Income tax benefit from exercise of stock options	—	—	1,463	—	—	1,463
Purchases of treasury stock	(203)	(2)	(6,787)	—	—	(6,789)

Balance, December 31, 2002	13,447	135	9,451	268,071	16,328	293,985
Net income	—	—	—	46,349	—	46,349
Increase in minimum pension liability, before tax	—	—	—	—	(323)	(323)
Related tax effect	—	—	—	—	100	100

Increase in minimum pension liability, after tax	—	—	—	—	(223)	(223)
Foreign currency translation adjustments	—	—	—	—	13,719	13,719

Total comprehensive income	—	—	—	46,349	13,496	59,845
Exercise of stock options	126	1	2,712	—	—	2,713
Income tax benefit from exercise of stock options	—	—	825	—	—	825

Balance, December 31, 2003	13,573	$136	$12,988	$314,420	$29,824	$357,368

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$46,349	$41,120	$37,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,207	23,169	28,172
Net loss (gain) from disposals of property, plant and equipment	1,131	1,010	(807)
Provision for deferred income taxes	1,573	2,769	2,662
Minority interest	25,666	10,465	12,327
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in:
Accounts receivable	(3,261)	(5,470)	1,944
Inventories	(663)	2,069	19,419
Deferred income taxes and other current assets	(41)	465	1,069
Intangible and other assets	(2,778)	8,195	5,017
Increase (decrease) in:
Accounts payable	6,244	4,463	(15,353)
Accrued expenses	(352)	2,729	(3,650)
Deferred income taxes, long-term	235	(6,428)	(2,460)
Accrued pension and other long-term liabilities	1,927	1,318	315
All other, net	920	486	878

Net cash provided by operating activities	101,157	86,360	86,873

Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash received	(20,350)	(10,641)	(2,900)
Purchases of property, plant and equipment	(17,559)	(18,912)	(20,250)
Proceeds from sales of property, plant and equipment	31	1,807	1,597
Purchases of short-term investments	(126,998)	(157,198)	(31,614)
Proceeds from sales of short-term investments	103,775	123,062	20,850

Net cash used in investing activities	(61,101)	(61,882)	(32,317)

Cash Flows From Financing Activities:
Proceeds from long-term debt	—	—	14,000
Repayments of long-term debt	(27,410)	(3,318)	(43,040)
Purchases of treasury stock	—	(6,789)	(436)
Exercise of stock options	2,713	4,144	2,557

Net cash used in financing activities	(24,697)	(5,963)	(26,919)

Effect of exchange rate changes on cash and cash equivalents	(242)	(521)	(2,397)

Net increase in cash and cash equivalents	15,117	17,994	25,240
Cash and cash equivalents at beginning of year	67,019	49,025	23,785

Cash and cash equivalents at end of year	$82,136	$67,019	$49,025

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Interest (received) paid, net	$(129)	$1,013	$3,806
Income taxes, net of refunds of $823, $289, and $3,596, respectively	$30,453	$20,742	$17,235

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note: Throughout these notes, the term "Company" as used herein refers to The Genlyte Group Incorporated, including the consolidated results of The Genlyte Group Incorporated and all majority-owned subsidiaries.

(1) Description of Business

        The Genlyte Group Incorporated ("Genlyte"), a Delaware corporation, is a United States based multinational corporation. The Company designs, manufactures, markets, and sells lighting fixtures, controls and related products for a wide variety of applications in the commercial, residential, and industrial markets in North America. The Company's products are marketed primarily to distributors who resell the products for use in commercial, residential, and industrial construction and remodeling.

(2) Summary of Significant Accounting Policies

        Principles of Consolidation:    The accompanying consolidated financial statements include the accounts of Genlyte and all majority-owned subsidiaries, after elimination of intercompany accounts and transactions. These statements include the accounts of Genlyte Thomas Group LLC ("GTG"). See note (3) "Formation of Genlyte Thomas Group LLC."

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates.

        Revenue Recognition:    The Company records sales revenue when products are shipped, which is when legal title passes to the customer and the risks and rewards of ownership have transferred. Provisions for estimated returns, allowances, discounts, and rebates are recorded as sales deductions.

        Shipping and Handling Fees and Costs:    Shipping and handling costs associated with storage and handling of finished goods and handling of shipments to customers are included in cost of sales. Outbound freight for shipments to customers is included in selling and administrative expenses and amounted to $49,017 in 2003, $45,724 in 2002, and $50,552 in 2001. Sometimes outbound freight is billed to the customer. Such fees are included in net sales and amounted to $8,228 in 2003, $7,372 in 2002, and $7,502 in 2001.

        Stock-Based Compensation Costs:    At December 31, 2003, the Company had two stock-based compensation (stock option) plans, which are described more fully in note (16) "Stock Options." The Company accounts for these plans using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123." Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income.

Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company's net income and earnings per share for the years ended December 31 would have been as follows:

	2003	2002	2001
Net income, as reported	$46,349	$41,120	$37,340
Stock-based compensation cost using
Fair value method, net of related tax effects	1,792	2,171	1,365

Net income, pro forma	$44,557	$38,949	$35,975

Earnings per share:
Basic, as reported	$3.44	$3.04	$2.80
Basic, pro forma	$3.29	$2.88	$2.70
Diluted, as reported	$3.41	$3.01	$2.77
Diluted, pro forma	$3.26	$2.85	$2.67

        Advertising Costs:    The Company expenses advertising costs principally as incurred. Certain catalog, literature, and display costs are amortized over their useful lives, from 6 to 24 months. Total advertising expenses, classified as selling and administrative expenses, were $10,004 in 2003, $8,538 in 2002, and $10,373 in 2001.

        Research and Development Costs:    Research and development costs are expensed as incurred. These expenses, classified as selling and administrative expenses, were $10,343 in 2003, $8,521 in 2002, and $9,359 in 2001.

        Cash Equivalents:    The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

        Short-Term Investments:    Short-term investments are classified as available-for-sale securities and include the following: commercial paper with a maturity of 120 days, term deposits with a maturity of one year that can be cashed penalty free any time after 30 days, and tax advantaged debt securities with original maturities ranging from eleven to 32 years. However, these debt securities are callable at par value (cost) based on seven to 35 days notification to the bondholders and normally are held for less than one year. They are carried on the balance sheet at fair market value which is equivalent to cost. Current period adjustments to the carrying value of available-for-sale securities would be included in accumulated other comprehensive income within stockholder's equity. Because of the nature of all of these investments, cost does not differ from fair market value, so there are no such adjustments to the carrying value.

        Allowance for Doubtful Accounts Receivable:    The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer's inability to pay (bankruptcy, out of business, etc., i.e. "bad debts" which result in write-offs) as well as the customer's refusal to pay (returned products, billing errors, disputed amounts, etc., which result in credit memos). Management's estimated allowances are based on the aging of the invoices, historical collections, customers' financial status, the overall ratio of "bad debt" allowances to account receivable balances in comparison to relevant industry data, amounts returned and disputed by customers, and estimated lag times for processing credit memos.

        Concentration of Credit Risk:    Assets that potentially subject the Company to concentration of credit risk are cash and cash equivalents, short-term investments, and accounts receivable. The Company invests its cash equivalents primarily in high-quality institutional money market funds with maturities of less than three months and limits the amount of credit exposure to any one financial institution. Investment policies have been implemented that limit short-term investments to investment grade securities in multiple funds with multiple financial institutions which limits the Company's exposure. The Company provides credit to most of its customers in the ordinary course of business, and collateral or other security may be required in certain infrequent situations. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets to which the Company sells. No single customer accounts for more than 10% of annual sales. As of December 31, 2003, management does not consider the Company to have any significant concentration of credit risk.

        Inventories:    Inventories are stated at the lower of cost or market and include materials, labor, and overhead. Inventories at December 31 consisted of the following:

	2003	2002
Raw materials	$54,371	$53,428
Work in process	17,228	15,104
Finished goods	72,299	67,938

Total inventories	$143,898	$136,470

        Inventories valued using the last-in, first-out ("LIFO") method represented approximately 80% of total inventories at December 31, 2003 and 83% at December 31, 2002. Inventories not valued at LIFO (primarily inventories of Canadian operations) are valued using the first-in, first-out ("FIFO") method. On a FIFO basis, which approximates current cost, inventories would have been $2,781 and $2,337 lower than reported at December 31, 2003 and 2002, respectively. During each of the last three years, certain inventory quantity reductions caused partial liquidations of LIFO inventory layers (in some cases including the base), the effects of which increased net income by $47 in 2003, $48 in 2002, and $427 in 2001.

        Property, Plant and Equipment:    The Company provides for depreciation of property, plant and equipment, which also includes amortization of assets recorded under capital leases, on a straight-line basis over the estimated useful lives of the assets. Useful lives vary among the items in each classification, but generally fall within the following ranges:

Land improvements	10 - 25 years
Buildings and leasehold improvements	10 - 40 years
Machinery and equipment	3 - 10 years

        Leasehold improvements are amortized over the terms of the respective leases, or over their estimated useful lives, whichever is shorter. Depreciation and amortization of property, plant and equipment, including assets recorded under capital leases, was $23,128 in 2003, $22,318 in 2002, and $22,165 in 2001. Accelerated methods of depreciation are used for income tax purposes, and appropriate provisions are made for the related deferred income taxes.

        When the Company sells or otherwise disposes of property, plant and equipment, the asset cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in selling and administrative expenses in the consolidated statements of income.

        Maintenance and repairs are expensed as incurred. Renewals and improvements that extend the useful life of an asset are capitalized and depreciated or amortized over the remaining useful lives of the respective assets.

        Goodwill and Other Intangible Assets:    On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are subject to an assessment for impairment by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. Goodwill is tested for impairment at a reporting unit level. If the carrying value of a reporting unit exceeds its fair value, a determination is made of the implied fair value of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Separate intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

        The Company tested the goodwill of all of its reporting units, which are a level below the reportable segments disclosed in note (20) "Segment Reporting," for impairment during the fourth quarter of 2003 using a present value of future cash flows valuation method. This assessment did not indicate any impairment.

        Prior to the adoption of SFAS No. 142, the Company had goodwill that was amortized straight-line over periods ranging from 10 to 40 years. Had the Company accounted for goodwill in accordance with

SFAS No. 142 in 2001, net income and earnings per share for the years ended December 31 would have been as follows:

	2003	2002	2001
Reported net income	$46,349	$41,120	$37,340
Add back: goodwill amortization *	—	—	3,184

Adjusted net income	$46,349	$41,120	$40,524

Basic earnings per share:
Reported net income	$3.44	$3.04	$2.80
Add back: goodwill amortization *	—	—	0.24

Adjusted net income	$3.44	$3.04	$3.04

Diluted earnings per share:
Reported net income	$3.41	$3.01	$2.77
Add back: goodwill amortization *	—	—	0.24

Adjusted net income	$3.41	$3.01	$3.01

*
Goodwill amortization is after minority interest and tax effects.

        The changes in the net carrying amounts of goodwill by segment for the year ended December 31, 2003 were as follows:

	Commercial	Residential	Industrial and Other	Total
Balance as of January 1, 2003	$108,183	$21,718	$4,330	$134,231
Acquisition of business	8,309	—	—	8,309
Adjustments to goodwill acquired Previously	1,723	(117)	—	1,606
Effect of exchange rate change on Canadian goodwill	6,295	26	65	6,386

Balance as of December 31, 2003	$124,510	$21,627	$4,395	$150,532

        Summarized information about the Company's other intangible assets follows:

	As of December 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$12,783	$1,515	$12,500	$938
Non-competition agreements	10,550	1,157	10,950	798
Patents and other	938	359	532	126

Total	$24,271	$3,031	$23,982	$1,862

Unamortized intangible assets:
Trademarks	$75		$75

        The Company amortizes the license agreements over their contractual lives of two and 30 years, the non-competition agreements over their contractual lives of two and 30 years, and patents and other over one to 15 years. Amortization expense for intangible assets (other than goodwill) was $1,079 in 2003, $851 in 2002, and $796 in 2001. Estimated amortization expense for intangible assets for the next five full years is $941 for 2004, $907 for 2005, $848 for 2006, $833 for 2007, and $818 for 2008.

        Accounting and Disclosure by Guarantors:    Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued in November 2002. FIN 45 contains recognition and measurement provisions that require certain guarantees to be recorded as a liability, at the inception of the guarantee, at fair value. Previous accounting practice was to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make new disclosures. The recognition and measurement provisions were effective for guarantees issued after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations during 2003.

        The disclosure requirements of FIN 45 became effective on December 31, 2002. For the Company, the required disclosures relate only to product warranties. The Company offers a limited warranty that its products are free of defects in workmanship and materials. The specific terms and conditions vary somewhat by product line, but generally cover defects returned within one, two, three, or five years from the date of shipment. The Company records warranty liabilities to cover repair or replacement of defective returned products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        Changes in the Company's warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the years ended December 31 were as follows:

	2003	2002
Balance, beginning of year	$1,883	$1,247
Additions applicable to businesses acquired	1,571	250
Additions charged to expense	8,303	3,743
Deductions for repairs and replacements	7,723	3,357

Balance, end of year	$4,034	$1,883

        Translation of Foreign Currencies:    Balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect as of the balance sheet date. The cumulative effects of such adjustments are charged to the foreign currency translation adjustment component of accumulated other comprehensive income in stockholders' equity. Income and expenses are translated at the weighted-average exchange rates prevailing during the year. Net gains or (losses) resulting from the translation of foreign currency transactions of $(3,405) in 2003, $151 in 2002, and $88 in 2001 are included in selling and administrative expenses.

        Fair Value of Financial Instruments:    The carrying amounts of cash equivalents and long-term debt approximate fair value because of their short-term maturity and/or variable market-driven interest rates.

        Collective Bargaining Agreements:    As of December 31, 2003, the Company had 2,467 employees, or 47.4% of the total employees, who were members of various collective bargaining agreements. Several of these collective bargaining agreements, covering 723 employees, which is 29.3% of the collective bargaining employees and 13.9% of the total employees, will expire in 2004. Management does not expect the expiration and renegotiation of these agreements to have a significant impact on 2004 production.

        Other New Accounting Standards:    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which was effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullified EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. A commitment to an exit or disposal plan no longer is sufficient basis for recording a liability for those activities. The adoption of SFAS No. 146 in 2003 did not have a material impact on the Company's financial condition or results of operations.

        In November 2002, the Emerging Issues Task Force ("EITF") issued sections of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which is effective for new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The released sections of EITF 02-16 address circumstances when a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. EITF 02-16 gives further consideration to rebates or refunds of a specified amount of cash consideration that is payable when a customer completes a specified cumulative level of purchases or remains a customer for a specified time period, which should be recognized as a reduction of the cost of sales, provided that the amounts are reasonably estimable. The Company adopted EITF 02-16 in the second quarter of 2003 and it had an immaterial effect on the Company's financial condition and results of operations during the year.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not currently participate in any hedging activities, nor does it use any derivative instruments.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and existing financial instruments (if any) effective June 30, 2003. As of December 31, 2003, the Company did not have any of the financial instruments to which SFAS No. 150 applies.

        In December 2003, the FASB issued revised Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Application of FIN 46 is required for interests in special-purpose entities for years ending after December 15, 2003. The Company has determined that it has no special-purpose entities. Application of FIN 46 is required for all other types of VIE's for periods ending after March 15, 2004. Although the Company does not expect FIN 46 to have a material impact on the Company's financial condition or results of operations, it is continuing to evaluate this complex interpretation.

        In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosures for benefit plans. The project was initiated by the FASB in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. SFAS No. 132R requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs, and other relevant information. SFAS No. 132R is effective for years ending after December 15, 2003. The Company adopted SFAS No. 132R as of year-end 2003 and has provided the required disclosures in notes (12) "Retirement Plans" and (13) "Postretirement Benefit Plans."

        In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1"). FSP FAS 106-1 allows companies to assess the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") on their postretriement benefit obligations and costs and reflect the effects in the 2003 financial statements, pursuant to SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Companies are also allowed to make a one-time election to defer accounting for the effects of MMA until authoritative guidance is issued. The guidance in FSP FAS 106-1 is effective for years ending after December 7, 2003. In accordance with FSP FAS 106-1, the accumulated postretirement benefit obligation and postretirement net periodic benefit costs in the Company's financial statements and disclosed in note (13) "Postretirement Benefit Plans" do not reflect the effects of MMA on the Company's plans. In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of MMA, is pending, and that guidance, when issued, could require the Company to change previously reported information. However, in the Company's opinion, any change due to the accounting for the federal subsidy would be immaterial.

        Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income or stockholders' equity.

(3) Formation of Genlyte Thomas Group LLC

        On August 30, 1998, Genlyte and Thomas completed the combination of the business of Genlyte with the lighting business of Thomas ("Thomas Lighting"), in the form of a limited liability company named Genlyte Thomas Group LLC ("GTG"). GTG manufactures, sells, markets, and distributes commercial, residential, and industrial lighting fixtures and controls. Genlyte contributed substantially all of its assets and liabilities to GTG and received a 68% interest in GTG. Thomas contributed substantially all of the assets and certain related liabilities of Thomas Lighting and received a 32% interest in GTG. The percentage interests in GTG issued to Genlyte and Thomas were based on arms-length negotiations between the parties with the assistance of their financial advisers.

        Subject to the provisions in the Genlyte Thomas Group LLC Agreement (the "LLC Agreement") regarding mandatory distributions described below, and the requirement of special approval in certain instances, distributions to Genlyte and Thomas (the "Members") will be made at such time and in such amounts as determined by the GTG Management Board and shall be made in cash or other property in proportion to the Members' respective percentage interests. Notwithstanding anything to the contrary provided in the LLC Agreement, no distribution under the LLC Agreement shall be permitted to the extent prohibited by Delaware law.

        The LLC Agreement requires that GTG make the following distributions to the Members:

  (i)
  a distribution to each Member, based on its percentage interest, for tax liabilities attributable to its participation as a Member of GTG based upon the effective tax rate of the Member having the highest tax rate; and

  (ii)
  subject to the provisions of Delaware law and the terms of the primary GTG credit facility, distributions (exclusive of the tax distributions set forth above) to each of the Members so that Thomas receives at least an aggregate of $3,000 and Genlyte receives at least an aggregate of $6,375 per year. During 2003 and 2001, GTG made distributions of $3,000 to Thomas and $6,375 to Genlyte. During 2002, GTG made distributions of $5,000 to Thomas and $10,625 to Genlyte.

        Also under the terms of the LLC Agreement, at any time on or after January 31, 2002, Thomas has the right (a "Put Right"), but not the obligation, to require GTG to purchase all, but not less than all, of Thomas's 32% interest at the appraised value of such interest. The appraised value shall be the fair market value of GTG as a going concern multiplied by Thomas's ownership interest, taking into account a control premium, and determined by an appraisal process to be undertaken by recognized investment banking firms chosen initially by Genlyte and Thomas. If GTG cannot secure the necessary financing with respect to Thomas's exercise of its Put Right, then Thomas has the right to cause GTG to be sold.

        At any time after Thomas exercises its Put Right, Genlyte has the right, in its sole discretion and without the need of approval of Thomas, to cause GTG to be sold by giving notice to the GTG Management Board, and the Management Board must then proceed to sell GTG subject to a fairness opinion from a recognized investment banking firm. Genlyte also has the right to cause GTG to assign the rights to purchase Thomas's interest to Genlyte. Genlyte also has the right to cause GTG to incur indebtedness or to undertake an initial public offering to finance or effect financing of the payment of the purchase price.

        Also under the terms of the LLC Agreement, on or after the later to occur of (1) the final settlement or disposition of the litigation described in note (15) "Contingencies" or (2) January 31, 2002, either Member has the right, but not the obligation, to offer to buy the other Member's interest (the "Offer Right"). If the Members cannot agree on the terms, then GTG shall be sold to the highest bidder. Either Member may participate in the bidding for the purchase of GTG. As of December 31, 2003, neither Member had the ability to exercise the Offer Right as the final settlement or disposition of the litigation described in note (15) "Contingencies" had not yet occurred. Complete details of the Put Right, Offer Right, and appraisal process can be found in the proxy statement pertaining to the formation of GTG, filed with the Securities and Exchange Commission by Genlyte on July 23, 1998.

(4) Gain on Settlement of Patent Litigation

        On August 29, 2003, GTG settled a patent infringement lawsuit filed in March 2000 against Acuity Brands, Inc. and its Lithonia Lighting Division. The United States District Court for the Western District of Kentucky in Louisville had ruled in January 2003 that Lithonia's plastic Insta-Lite product infringes GTG's Quicklight plastic recessed lighting fixture patent. Lithonia paid GTG $8,000 and also agreed to cease selling the infringing version of its plastic recessed lighting product as of the end of 2003. The impact of the settlement on the Company's 2003 operating profit was approximately $6,400, net of $1,600 of legal expenses, with a $2,600 impact on net income ($.19 per diluted share), after deducting minority interest and income taxes.

(5) Acquisition of Shakespeare in 2003

        On May 27, 2003, the Company acquired certain light pole assets of the Shakespeare Industrial Group with locations in Newberry, South Carolina and Largo, Florida (Shakespeare), a subsidiary of K2 Inc. based in Carlsbad, California. Shakespeare manufactures composite decorative, commercial, and utility light poles; transmission and distribution poles; crossarms; and other composite products. The purchase price of $20,350 (including costs of acquisition), plus the assumption of $1,752 of liabilities, was funded from cash on hand.

        The Shakespeare acquisition was accounted for using the purchase method of accounting. The preliminary determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) is $8,309. This is based on a preliminary purchase price allocation. The Company is gathering additional information about the fair value of intangible assets and property, plant, and equipment. Accordingly, the amounts recorded will change as the purchase price allocation is finalized. The operating results of Shakespeare have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141, "Business Combinations," have not been presented because Shakespeare is not considered a material acquisition.

(6) Acquisition of Vari-Lite in 2002

        On November 18, 2002, the Company acquired the manufacturing assets, intellectual property, and sales division of Vari-Lite Inc. ("Vari-Lite"), a subsidiary of Dallas, Texas based Vari-Lite International Inc., a designer and manufacturer of highly advanced automated lighting equipment for the entertainment industry. The purchase price of $10,641, plus the assumption of $2,510 of liabilities, was funded from cash on hand.

        The Vari-Lite acquisition was accounted for using the purchase method of accounting. The final determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) was $5,543. As of December 31, 2002, the preliminary determination of goodwill was $2,891. Goodwill adjustments in 2003 were primarily the result of increasing reserves for obsolete inventory and warranty exposure. The operating results of Vari-Lite have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141 have not been presented because the acquisition of Vari-Lite is not considered a material acquisition.

(7) Acquisition of Entertainment Technology in 2001

        On August 31, 2001, the Company acquired the assets of Entertainment Technology, Incorporated ("ET"), a subsidiary of privately held Rosco Laboratories, Inc. of Stamford, Connecticut. ET was a manufacturer of entertainment lighting equipment and controls. Products include the Intelligent Power System line of theatrical dimming equipment and the family of Horizon lighting controls. The purchase price of $2,900, plus the assumption of $734 of liabilities, was funded from cash on hand.

        The ET acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of net assets acquired (goodwill) was $1,827. The operating results of ET have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141 have not been presented because the acquisition of ET is not considered a material acquisition.

(8) Income Taxes

        The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109 "Accounting for Income Taxes." This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rates in effect for the years in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of an asset or liability.

        The components of income before income taxes and the provisions for income taxes for the years ended December 31 were as follows:

	2003	2002	2001
Income before income taxes:
Domestic	$59,157	$50,595	$47,003
Foreign	16,825	16,365	15,232

Income before income taxes	$75,982	$66,960	$62,235

Income tax provision (benefit):
Domestic:
Currently payable	$21,480	$15,957	$16,767
Deferred	1,469	2,903	2,812
Foreign:
Currently payable	6,580	7,114	5,466
Deferred	104	(134)	(150)

Income tax provision	$29,633	$25,840	$24,895

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate follows:

	2003	2002	2001
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.9%	2.5%	2.9%
Minority interest share of foreign taxes	1.1%	1.9%	1.1%
Nondeductible portion of amortization and expenses	.3%	.2%	1.0%
Benefit of deferred tax rate reduction	—	(.6%)	—
Other	(.3%)	(.4%)	—

Effective income tax rate	39.0%	38.6%	40.0%

        Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Significant temporary differences creating deferred tax assets and liabilities at December 31 follow:

	2003	2002
Deferred tax assets:
Allowance for doubtful accounts receivable	$3,274	$2,797
Inventory reserves	5,817	6,277
Accrued compensation expenses	10,475	11,936
Other	6,596	6,052

Total deferred tax assets	$26,162	$27,062

Deferred tax liabilities:
Accelerated depreciation	$6,329	$5,819
Gain on formation of GTG	21,648	21,648
Foreign deferred liability	3,093	2,547
Investments	9,876	9,776
Other	1,911	1,210

Total deferred tax liabilities	42,857	41,000

Net deferred tax liability	$16,695	$13,938

Classification:
Current asset	$18,882	$18,997
Net non-current liability	35,577	32,935

Net deferred tax liability	$16,695	$13,938

        Deferred tax assets and liabilities are classified as current or long-term according to the related asset and liability classification of the item generating the deferred tax.

        Undistributed earnings of non-U.S. subsidiaries and joint venture companies aggregated $76,458 on December 31, 2003 which, under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been, or are intended to be, indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, the taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

(9) Earnings Per Share

        "Basic earnings per share" represents net income divided by the weighted-average number of common shares outstanding during the period. "Diluted earnings per share" represents net income divided by the weighted-average number of common shares outstanding during the period, adjusted for the incremental dilution of outstanding stock options.

A reconciliation of the Company's basic and diluted shares in accordance with SFAS No. 128, "Earnings per Share" for the years ended December 31 follows:

	2003	2002	2001
	(Amounts in thousands)
Average common shares outstanding	13,480	13,535	13,336
Incremental common shares issuable: Stock option plans	117	133	139

Average common shares outstanding assuming dilution	13,597	13,668	13,475

(10) Accrued Expenses

        Accrued expenses at December 31 consisted of the following:

	2003	2002
Employee related costs and benefits	$32,952	$32,120
Advertising and sales promotion	8,869	7,613
Income and other taxes payable	6,105	10,298
Other accrued expenses	27,505	23,102

Total accrued expenses	$75,431	$73,133

(11) Long-Term Debt

        Long-term debt at December 31 consisted of the following:

	2003	2002
Canadian dollar notes	$—	$13,312
Industrial revenue bonds	11,000	23,100
Capital leases and other	474	716

Total debt	11,474	37,128
Less: current maturities	284	4,100

Total long-term debt	$11,190	$33,028

        On July 29, 2003, GTG entered into a $130,000 U.S. revolving credit facility and a $20,000 Canadian revolving credit facility with a syndicate of nine banks. These credit facilities, which mature on July 29, 2006, replaced a $150,000 revolving credit facility that matured on August 30, 2003. There were no borrowings under either credit facility as of December 31, 2003, however, GTG had outstanding $19,094 of letters of credit, which reduce the amount available to borrow under the facilities. Both facilities are unsecured.

        The U.S. revolving credit facility bears interest at the election of GTG based upon either (1) the higher of the National City Bank prime rate or the federal funds rate plus 0.50%, or (2) the Eurodollar Rate (LIBOR) plus the "Eurodollar Margin" (a margin as determined by GTG's "Leverage Ratio" (total debt to EBITDA)). The Canadian revolving credit facility bears interest at the cost of funds determined by Bank One plus the Eurodollar Margin. Based upon GTG's Leverage Ratio as of December 31, 2003, the Eurodollar Margin would be 0.40% and the commitment fee on the unused portion of the facility would be 0.10%. Both facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature, including limitations on the aggregate amount of additional indebtedness outstanding, a maximum Leverage Ratio, and a minimum interest coverage ratio. As of December 31, 2003, GTG was in compliance with all of the covenants. Under the most restrictive covenant, which is the minimum interest coverage ratio, GTG could incur approximately $33,000 in additional interest charges and still comply with the covenant.

        The Company has $11,000 of variable rate demand Industrial Revenue Bonds that mature between 2009 and 2016. As of December 31, 2003, the weighted average interest rate on these bonds was 1.25%. These bonds are backed by the letters of credit mentioned above.

        Interest expense totaled $923 in 2003, $1,476 in 2002, and $3,844 in 2001. These amounts were offset in the consolidated statements of income by interest income of $1,247 in 2003, $1,263 in 2002, and $497 in 2001.

        The annual maturities of long-term debt are summarized as follows:

Year ending December 31,
2004	$284
2005	190
2006	—
2007	—
2008	—
Thereafter	11,000

Total debt	$11,474

(12) Retirement Plans

        The Company has defined benefit plans that cover certain of its full-time employees. The plans provide defined benefits based on "years of service" for hourly employees and "years of service and final average salary" for salaried employees. The Company uses September 30 as the measurement date for the retirement plan disclosure. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act. Pension costs for all Company defined benefit plans are actuarially computed. The Company also has defined contribution plans, including those covering certain former Genlyte and Thomas employees.

        The amounts included in the accompanying consolidated balance sheets for the U.S. and Canadian defined benefit plans, based on the funded status at September 30 of each year, follow:

	U.S. Plans		Canadian Plans
	2002	2002	2003	2003
Change in Benefit Obligations
Benefit obligations, beginning	$96,376	$86,021	$6,405	$5,493
Service cost	2,218	1,783	293	185
Interest cost	6,180	6,066	480	403
Benefits paid	(5,433)	(5,282)	(707)	(216)
Member contributions	—	—	81	76
Actuarial loss	8,886	7,788	625	461
Foreign currency exchange rate change	—	—	1,449	3

Benefit obligations, ending	$108,227	$96,376	$8,626	$6,405

        The accumulated benefit obligations for U.S. defined benefit plans as of September 30, 2003 and 2002 were $99,365 and $93,866, respectively. The accumulated benefit obligations for Canadian defined benefit plans as of September 30, 2003 and 2002 were $6,539 and $5,374, respectively.

	U.S. Plans		Canadian Plans
	2003	2002	2003	2002
Change in Plan Assets
Plan assets at fair value, beginning	$69,055	$71,089	$5,495	$5,642
Actual gain (loss) on plan assets	12,002	(4,780)	825	(427)
Employer contributions	3,658	8,028	739	415
Member contributions	—	—	81	76
Benefits paid	(5,433)	(5,282)	(707)	(216)
Foreign currency exchange rate change	—	—	1,268	5

Plan assets at fair value, ending	$79,282	$69,055	$7,701	$5,495

        The asset allocation for the Company's U.S. and Canadian defined benefit plans as of September 30, 2003 and 2002, and the target allocation for 2004, by asset category, follow:

	U.S. Plans
		Percentage of Plan Assets at September 30,
	Target Allocation 2004
		2003	2002
Asset Category
Equity securities	60%	59.6%	59.4%
Debt securities	40%	40.2%	38.6%
Cash	0%	0.2%	2.0%

Total	100%	100.0%	100.0%

	Canadian Plans
		Percentage of Plan Assets at September 30,
	Target Allocation 2004
		2003	2002
Asset Category
Equity securities—Canadian	33%	34.4%	33.1%
Equity securities—foreign	25%	23.1%	25.5%
Debt securities	37%	37.8%	35.2%
Cash	5%	4.7%	6.2%

Total	100%	100.0%	100.0%

        Effective July 1, 2001 the Canadian salaried plan and one of the three Canadian hourly plans were converted from defined benefit pension plans to defined contribution pension plans with respect to benefit accruals for service on and after that date. All future benefit accruals for existing hourly members and all new hourly and salaried members will accrue benefits on a defined contribution basis. Existing active salaried members were given the choice whether or not to convert from defined benefit accruals to defined contribution accruals for service. In accordance with pension legislation, active hourly members and salaried members who chose to switch to defined contribution accruals were given the option of retaining their accrued defined benefit pensions in respect of service prior to the conversion date or converting these pensions to defined contribution lump sums that would be deposited into their accounts under the plan. Assets totaling $586 were transferred from the defined benefit pension fund in 2003 to fully satisfy the entitlements for defined benefit pensions accrued prior to the conversion date for active members who elected such a conversion.

        Equity securities included no shares of Genlyte common stock at December 31, 2003 or 2002.

        The Company's investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. It uses three institutional investment management firms in the U.S. and one in Canada to manage plan assets, which are invested in high quality equity and debt securities. The Company's investment objective for U.S. plan assets is to exceed the return generated by an unmanaged index composed of the S&P 500 Stock Index and the Lehman Brothers Government/Corporate Bond Index in proportion to the target portfolio, while achieving a rate of return greater than the actuarially assumed rate. The U.S. targeted asset allocation was 60% equity securities and 40% debt securities for 2003. The Company's investment objective for Canadian plan assets is to provide superior real rates of return through income and capital appreciation by investing in equity securities of generally larger companies with above-average earnings growth and a diversified portfolio of Canadian debt securities. The Canadian targeted asset allocation was 33% Canadian equity securities, 25% foreign equity securities, 37% debt securities, and 5% cash for 2003. The targeted asset allocations provide reasonable assurance that the actuarially assumed rates of return can be achieved over a long period of time.

        The Company expects to contribute approximately $4,400 to its U.S. defined benefit plans and $500 to its Canadian defined benefit plans during 2004. These amounts are based on the total contributions needed during 2004 to satisfy current law minimum funding requirements.

        The funded status of the plans, reconciled to the amounts reported in the accompanying consolidated balance sheets as of December 31 follow:

	U.S. Plans		Canadian Plans
	2003	2002	2003	2002
Funded Status of the Plans
Plan assets (less than) benefit obligations	$(28,945)	$(27,321)	$(925)	$(910)
Unrecognized transition obligation (asset)	—	—	(19)	(20)
Unrecognized actuarial loss	27,626	26,076	2,302	1,865
Unrecognized prior service cost	2,181	2,552	278	266
Contributions subsequent to measurement date	67	67	116	105
Foreign currency exchange rate change	—	—	214	(5)

Net pension asset	$929	$1,374	$1,966	$1,301

Balance Sheet Asset (Liability)
Accrued pension (liability)	$(26,948)	$(24,743)	$(619)	$(663)
Prepaid pension cost	2,199	—	—	—
Intangible asset	2,267	2,658	307	272
Accumulated other comprehensive income	23,411	23,459	2,278	1,692

Net asset recognized	$929	$1,374	$1,966	$1,301

        As of September 30, 2003 and 2002, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. defined benefit plans and Canadian defined benefit plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets, were as follows:

	U.S. Plans		Canadian Plans
	2003	2002	2003	2002
Projected benefit obligation	$101,544	$96,376	$8,626	$6,405
Accumulated benefit obligation	99,365	93,866	6,539	5,374
Plan assets at fair value	72,350	69,055	7,701	5,495
	U.S. Plans
	2003	2002	2001
Components of Net Periodic Benefit Costs
Service cost	$2,218	$1,783	$1,782
Interest cost	6,180	6,066	5,893
Expected return on plan assets	(5,830)	(6,424)	(6,585)
Amortization of transition amounts	—	(8)	10
Amortization of prior service cost	370	370	342
Recognized actuarial loss (gain)	1,165	272	(197)

Net pension expense of defined benefit plans	4,103	2,059	1,245
Defined contribution plans	4,807	3,570	3,185
Multi-employer plans for certain union employees	222	180	289

Total benefit costs	$9,132	$5,809	$4,719

	Canadian Plans
	2003	2002	2001
Components of Net Periodic Benefit Costs
Service cost	$293	$185	$159
Interest cost	480	403	377
Expected return on plan assets	(490)	(448)	(484)
Amortization of transition amounts	(4)	(3)	(3)
Amortization of prior service cost	21	19	13
Recognized actuarial loss (gain)	82	6	(14)

Net pension expense of defined benefit plans	382	162	48
Defined contribution plans	616	419	284

Total benefit costs	$998	$581	$332

	U.S. Plans		Canadian Plans
	2003	2002	2003	2002
Weighted Average Assumptions
Discount rate	5.95%	6.62%	5.95%	6.62%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected return on plan assets	8.50%	8.50%	7.37%	7.75%

        To develop the expected long-term rate of return on plan assets assumptions, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios. This resulted in the selection of 8.50% and 7.37% as the long-term rate of return on plan asset assumptions for the U.S. and Canadian plans, respectively.

(13) Postretirement Benefit Plans

        The Company provides postretirement medical and life insurance benefits for certain retirees and employees, and accrues the cost of such benefits during the remaining expected lives of such retirees and the service lives of such employees.

        The amounts included in the accompanying consolidated balance sheets for the postretirement benefit plans, based on the funded status at September 30 of each year, follow:

	2003	2002
Change in Benefit Obligations
Benefit obligations, beginning	$6,891	$5,030
Service cost	51	53
Interest cost	380	458
Plan amendments	(530)	—
Benefits paid	(520)	(542)
Actuarial (gain) loss	(54)	1,892

Benefit obligations, ending	$6,218	$6,891

	2003	2002
Funded Status of the Plans
Plan assets (less than) benefit obligations	$(6,218)	$(6,891)
Unrecognized prior service cost	(491)	—
Unrecognized actuarial loss	3,033	3,247

Accrued liability	$(3,676)	$(3,644)

Employer contributions	$520	$542

Benefits paid	$(520)	$(542)

	2003	2002	2001
Components of Net Periodic Benefit Costs
Service cost	$51	$53	$46
Interest cost	380	458	358
Recognized prior service cost (credit)	(39)	—	—
Recognized actuarial loss	160	158	62

Net expense of postretirement plans	$552	$669	$466

        The assumed discount rate used in measuring the obligations was 5.95% as of September 30, 2003 and 6.62% as of September 30, 2002. The assumed health care cost trend rate for 2003 was 12%, declining to 5.5% in 2013. A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each year would increase (decrease) the obligation at September 30, 2003 by approximately $470 $(420), and the 2003 postretirement benefit expense by approximately $37 $(33).

        The Company expects to contribute approximately $500 to its postretirement benefit plans during 2004.

(14) Lease Commitments

        The Company rents office space, equipment, and computers under non-cancelable operating leases, some of which include renewal options and/or escalation clauses. Rental expenses for operating leases amounted to $7,472 in 2003, $7,883 in 2002, and $9,128 in 2001. Offsetting the rental expenses were sublease rentals of $294 in 2003, $354 in 2002, and $303 in 2001. One division of the Company also rents manufacturing and computer equipment and software under agreements that are classified as capital leases. Future required minimum lease payments are as follows:

Year ending December 31,	Operating Leases	Capital Leases
2004	$6,949	$183
2005	5,009	156
2006	3,741	—
2007	2,681	—
2008	2,256	—
Thereafter	4,307	—

Total minimum lease payments	$24,943	339

Less amount representing interest		25

Present value of minimum lease payments		$314

        Total minimum lease payments on operating leases have not been reduced by minimum sublease rentals of $744 due in the future under non-cancelable subleases.

(15) Contingencies

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

        Following confirmation of the Keene reorganization plan, the parties moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court. On January 5 and 6, 1999, the Court rendered rulings restricting the claims by the Trust against Genlyte and other corporate defendants and dismissing the claims against all remaining individual defendants except one. The primary effect of the rulings with respect to claims against Genlyte was to require the Trust to prove that the 1984 sale of certain lighting assets of Keene was made with actual intent to defraud present and future creditors of Genlyte's predecessor.

        On March 17, 2003, the Court entered a summary judgment in favor of all defendants in the case. As a result, the case against all defendants, including Genlyte, was dismissed in its entirety. On April 14, 2003, the Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the final judgment entered on March 17, 2003. The Notice claims to bring up for review all orders, opinions, and decisions previously entered in the action; however, the Trust has since indicated that it would pursue its appeal only as to certain issues including the dismissal of the fraudulent conveyance claims, but would not pursue its appeal as to certain other issues, including the dismissal of the RICO claims. Argument on appeal is scheduled for March 24, 2004.

        In the normal course of business, the Company is a plaintiff in various lawsuits and is also subject to various legal claims which arise in the normal course of business, including being a defendant and/or being a potentially responsible party in, generally, patent, trademark, product liability, environmental and contract claims and litigation. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened claims against the Company will not have a material adverse effect on the financial condition or results of operations of the Company.

        The Company records liabilities and establishes reserves for legal claims against it when the costs or exposures associated with the claims become probable and can be reasonably estimated. Because the ultimate outcome of legal claims and litigation is uncertain, the actual costs of resolving legal claims and litigation may be substantially higher than the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on results of operations of the Company in future periods.

(16) Stock Options

        The purpose of the Genlyte 2003 Stock Option Plan is to enhance the profitability and value of Genlyte. Eligibility under this Plan shall be determined by the Compensation Committee of the Genlyte Board of Directors in its sole discretion. The Plan replaced the 1998 stock option plan, options under which are currently outstanding. The Plan provides that an aggregate of up to 2,000,000 shares of Genlyte common stock may be granted as incentive stock options or non-qualified stock options, provided that no options may be granted if the number of shares of Genlyte common stock that may be issued upon the exercise of outstanding options would exceed the lesser of 2,000,000 shares of Genlyte common stock or 10% of the issued and outstanding shares of Genlyte common stock.

        The option exercise prices are established by the Compensation Committee of the Genlyte Board of Directors and cannot be less than the greater of the fair market value of a share of Genlyte common stock on the date of grant, or the par value of Genlyte common stock. The term of each option and the vesting schedule (if any) shall be fixed by the Compensation Committee, but no option shall be exercisable more than seven years after the date the option is granted.

        Transactions under the 2003 and 1998 Stock Option Plans are summarized below:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding December 31, 2000	688,412	$17.79
Granted	211,000	27.52
Exercised	(183,650)	13.71
Canceled	(50,127)	19.82

Outstanding December 31, 2001	665,635	21.93
Granted	275,500	31.13
Exercised	(228,860)	19.24
Canceled	(27,050)	20.58

Outstanding December 31, 2002	685,225	26.64
Granted	269,350	27.95
Exercised	(113,620)	21.42
Canceled	(26,275)	25.75

Outstanding December 31, 2003	814,680	$27.83
Exercisable at End of Year
December 31, 2001	294,885	$19.29
December 31, 2002	173,825	19.65
December 31, 2003	185,780	$22.86

        Additional information about stock options outstanding as of December 31, 2003 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$14.95 - $18.60	30,600	2.0	$17.83	30,600	$17.83
$18.61 - $22.25	71,780	2.1	19.94	71,780	19.94
$22.26 - $25.90	44,500	4.2	24.93	22,750	24.91
$25.91 - $29.55	359,800	5.1	27.38	54,400	27.75
$29.56 - $33.21	289,000	5.0	31.15	6,250	31.00
$33.22 - $40.51	19,000	6.0	38.64	—	—

	814,680	4.7	$27.83	185,780	$22.86

        The Company accounts for its stock options using the intrinsic value method of APB 25 and related interpretations. Because all options granted have had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation has been recognized. Pro forma information regarding net income and earnings per share, as if stock-based compensation cost had been determined using the fair value recognition provisions of SFAS No. 123, is provided in note (2) "Summary of Significant Accounting Policies—Stock-Based Compensation Costs." The weighted average fair values used in the calculations of stock-based compensation cost for options granted in 2003, 2002, and 2001 were $10.85, $12.33, and $11.90, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Risk-free interest rate	4.1%	4.1%	4.8%
Expected life, in years	6.0	6.0	6.0
Expected volatility	32.6%	32.6%	35.1%
Expected dividends	—	—	—

        The Black-Scholes pricing model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Genlyte's stock options have characteristics different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measurement of the fair value of Genlyte's stock options.

(17) Preferred Stock Purchase Rights

        On September 13, 1999, Genlyte declared a dividend, as of the expiration (September 18, 1999) of the rights issued under the Stockholder Rights Plan dated as of August 29, 1989, of one preferred stock purchase right for each outstanding share of Genlyte's common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth of a share of junior participating cumulative preferred stock at a price of $105.00 per share. The preferred stock purchased upon exercise of the rights will have a minimum preferential quarterly dividend of $25.00 per share and a minimum liquidation payment of $100.00 per share. Each share of preferred stock will have one hundred votes.

        Rights become exercisable when a person, entity, or group of persons or entities ("Acquiring Person") acquires, or 10 business days following a tender offer to acquire, ownership of 20% or more of Genlyte's outstanding common stock. In the event that any person becomes an Acquiring Person, each right holder will have the right to receive the number of shares of common stock having a then current market value equal to two times the aggregate exercise price of such rights. If Genlyte were to enter into certain business combination or disposition transactions with an Acquiring Person, each right holder will have the right to receive shares of common stock of the acquiring company having a value equal to two times the aggregate exercise price of the rights. Genlyte may redeem these rights in whole at a price of $.01 per right. The rights expire on September 12, 2009. As of December 31, 2003, these rights were not exercisable.

(18) Accumulated Other Comprehensive Income

        Accumulated other comprehensive income at December 31 consisted of the following:

	2003	2002	2001
Gain on formation of GTG	$33,805	$33,805	$33,805
Minimum pension liability, after tax	(11,489)	(11,266)	(2,734)
Foreign currency translation adjustments	7,508	(6,211)	(6,225)

Total accumulated other comprehensive income	$29,824	$16,328	$24,846

(19) Related-Party Transactions

        The Company in the normal course of business has transactions with Thomas. In 2001 and part of 2002 these transactions consisted primarily of reimbursement for shared corporate headquarters expenses such as rent, office services, professional services, and shared personnel, and interest payments due on the loan to Thomas, which was repaid in November 2001. In August 2002, Genlyte moved its corporate headquarters to a new office building, which eliminated the majority of the shared corporate headquarters expenses. As of December 31, 2003, the only shared corporate headquarters expense related to the rent for a warehouse shared with Thomas. In addition, the Company pays royalties to the Schreder Group, which is the minority interest holder in a joint venture with the Company's Lumec division.

        The Company had related-party receivables from Thomas of $175 as of December 31, 2003 and related party payables to Thomas of $139 as of December 31, 2002. The Company had related party payables to the Schreder Group of $205 and $181 as of December 31, 2003 and 2002, respectively.

        For the years ended December 31 the Company had the following related-party transactions:

	2003	2002	2001
Payments to Thomas for:
Reimbursement of corporate headquarters expenses	$4	$230	$387
Interest under the loan agreement	—	—	1,012
Royalties payable to the Schreder Group	205	181	—

(20) Segment Reporting

        The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Intersegment sales are eliminated in consolidation and therefore not presented in the table below. Corporate assets and expenses are allocated to the segments. Information about the Company's operating segments as of and for the years ended December 31 follows:

	Commercial	Residential	Industrial And Other	Total
2003
Net sales	$772,888	$129,488	$131,523	$1,033,899
Operating profit	77,603	17,937	12,712	108,252
Assets	585,793	100,473	87,459	773,725
Depreciation and amortization	18,016	2,760	3,431	24,207
Expenditures for plant and equipment	13,103	2,220	2,236	17,559
2002
Net sales	$710,168	$132,378	$127,758	$970,304
Operating profit	69,516	15,848	11,054	96,418
Assets	509,371	99,943	83,099	692,413
Depreciation and amortization	16,882	2,862	3,425	23,169
Expenditures for plant and equipment	13,396	1,787	3,729	18,912
2001
Net sales	$712,662	$134,269	$138,245	$985,176
Operating profit	68,029	12,938	11,720	92,687
Assets	468,285	92,308	77,209	637,802
Depreciation and amortization	20,564	3,692	3,916	28,172
Expenditures for plant and equipment	15,634	1,663	2,953	20,250

(21) Geographical Information

        The Company has operations throughout North America. Foreign net sales are all from Canadian operations. Foreign long-lived assets are primarily in Canada, with a minor amount in Mexico. Information about the Company's operations by geographical area as of and for the years ended December 31 follows:

	U.S.	Foreign	Total
2003
Net sales	$858,940	$174,959	$1,033,899
Operating profit	85,373	22,879	108,252
Long-lived assets	224,725	63,774	288,499
2002
Net sales	$814,219	$156,085	$970,304
Operating profit	75,416	21,002	96,418
Long-lived assets	213,843	54,000	267,843
2001
Net sales	$836,754	$148,422	$985,176
Operating profit	75,845	16,842	92,687
Long-lived assets	220,927	55,150	276,077

(22) Selected Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd**	4th	Full Year
2003
Net sales	$237,913	$254,113	$272,769	$269,104	$1,033,899
Gross profit	81,830	88,729	96,623	95,395	362,577
Operating profit	20,779	23,055	36,456	27,962	108,252
Net income	8,808	9,834	15,770	11,937	46,349
Earnings per share:
Basic*	.65	.73	1.17	.88	3.44
Diluted*	.65	.72	1.16	.87	3.41
Market price:
High	34.05	39.27	45.65	60.55	60.55
Low	26.95	33.89	35.32	41.78	26.95
	Quarter
	1st	2nd	3rd**	4th	Full Year
2002
Net sales	$232,026	$247,767	$248,268	$242,243	$970,304
Gross profit	80,220	87,569	86,325	85,757	339,871
Operating profit	20,454	25,049	25,563	25,352	96,418
Net income	8,718	10,678	10,957	10,767	41,120
Earnings per share:
Basic	.65	.79	.80	.80	3.04
Diluted	.64	.78	.80	.79	3.01
Market price:
High	37.56	45.00	41.80	38.25	45.00
Low	28.62	35.03	31.40	31.16	28.62

*
Quarterly earnings per share amounts do not sum to full year amounts because of rounding.

**
Operating profit in the third quarter of 2003 included an $8,000 gain on settlement of patent litigation (See note (4)), or approximately $7,100 net of $900 of legal expenses, with a $2,900 impact on net income ($.21 per share).

(23) Subsequent Event

        On January 15, 2004 the Company acquired the assets of New Oxford Aluminum Company, a subsidiary of Lancaster Malleable Castings Company. The Company plans to continue operating this foundry in its current facility located in New Oxford, Pennsylvania. The New Oxford Aluminum Company has been a key supplier to the Company's Hadco division. Approximately 27% of its 2003 sales were to Hadco and other Company divisions. The purchase price of approximately $450 (including estimated acquisition costs) was funded from cash on hand.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On May 23, 2002, upon the recommendation of the Audit Committee, the Board of Directors of Genlyte dismissed Arthur Andersen LLP as Genlyte's independent auditors and appointed Ernst & Young LLP as Genlyte's independent auditors for the year ending December 31, 2002. Further information is contained in Genlyte's Form 8-K filed with the Securities and Exchange Commission on May 31, 2002, which is incorporated herein by reference.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company maintains a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a -15(e) and 15d -15(e)) designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), by others within the Company. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with participation of management, including the CEO and CFO, as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Company's management, including the CEO and the CFO, concluded that these disclosure controls and procedures were effective.

        The Company also maintains a system of internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d -15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required with respect to the Directors of Genlyte is included in the "Election of Directors" section of the Proxy Statement for the 2004 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

        The information required with respect to Audit Committee Financial Experts is included in the "Board and Committee Meetings; Committee Matters Generally" section of the Proxy Statement for the 2004 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

        The information required with respect to beneficial ownership reporting is included in the "Compliance With Section 16(a) of The Securities Exchange Act of 1934" and "Common Stock Ownership of Certain Beneficial Owners and Management" sections of the Proxy Statement for the 2004 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

        The Company has adopted a code of ethics that applies to all of its salaried employees (including its Chief Executive Officer, Chief Financial Officer, and Corporate Controller). The Company has filed a copy of this Code of Ethics as Exhibit 14 to this report on Form 10-K. The Company has also made the Code of Ethics available on its website at http://www.Genlyte.com.

Executive Officers

        The Company's executive officers do not hold specified terms of office, so their service does not "expire." Present executive officers are:

Larry K. Powers

        Mr. Powers, age 61, has served as President and Chief Executive Officer of the Company since January 1994 and has been an employee of the Company since 1983. Mr. Powers has also served as Chairman of the Board since April 2000 and a Director of Genlyte since July 1993.

Zia Eftekhar

        Mr. Eftekhar, age 58, has served as Vice President—Executive Officer of the Company since April 2001 and President of Lightolier, the largest division of the Company, since June 1992. He has been an employee of Lightolier since 1968. Mr. Eftekhar has also served as a Director of Genlyte since February 2001.

William G. Ferko

        Mr. Ferko, age 49, has served as Vice President, Chief Financial Officer, and Treasurer of the Company since November 1998. He served as Vice President and Chief Financial Officer of Goss Graphics Systems, Inc. from 1996 to 1998, and held various financial positions with Tenneco Inc. from 1976 to 1996.

Ronald D. Schneider

        Mr. Schneider, age 53, has served as Vice President—Executive Officer of the Company since April 2000 and Vice President Operations of the Company since August 1998. He served as Vice President and General Manager Commercial & Industrial Division of Thomas Lighting from January 1997 to August 1998. Mr. Schneider had been an employee of Thomas since 1984.

Raymond L. Zaccagnini

        Mr. Zaccagnini, age 54, has served as Corporate Secretary of the Company since February 1999 and Executive Officer—Vice President Administration of the Company since August 1998 (when GTG was formed from Genlyte and Thomas Lighting). He served as Vice President of Operations of Thomas Lighting from January 1997 to August 1998. Mr. Zaccagnini had been an employee of Thomas since 1977.

Daniel R. Fuller

        Mr. Fuller, age 49, has served as Assistant Corporate Secretary of the Company since February 1999, Vice President and General Counsel of the Company since February 2000, and General Counsel of the Company from September 1998 to February 2000. He had been in private law practice from 1978 to September 1998.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required with respect to executive compensation is included in the "Compensation of Directors" and "Compensation Committee Report on Executive Compensation" sections of the Proxy Statement for the 2004 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required with respect to security ownership is included in the "Voting Securities and Principal Holders Thereof" section of the Proxy Statement for the 2004 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required with respect to relationships and related transactions is included in the "Compensation Committee Interlocks and Insider Participation" and "Voting Securities and Principal Holders Thereof" sections of the Proxy Statement for the 2004 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required with respect to accounting fees and services is included in the "Independent Auditors" section of the Proxy Statement for the 2004 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The following documents appear in Item 8 "Financial Statements and Supplementary Data" and are filed as a part of this report on Form 10-K:

(a)
1.    FINANCIAL STATEMENTS

  Report of Independent Auditors (Ernst & Young LLP)
  Report of Independent Public Accountants (Arthur Andersen LLP)
  Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001
  Consolidated Balance Sheets as of December 31, 2003 and 2002
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001
  Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001
  Notes to Consolidated Financial Statements

  2.
  FINANCIAL STATEMENT SCHEDULES

  Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001
  Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes.

  3.
  EXHIBITS

  For a list of exhibits filed as part of this report on Form 10-K, see the Exhibit Index on pages 65 to 67. Exhibits 10.1, 10.3, 10.4, and 10.9 are management contracts or compensatory plans or arrangements required to be filed.

(b)
REPORTS ON FORM 8-K

        The following reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 2003 or subsequently:

        A Form 8-K was filed on October 27, 2003, attaching a news release titled "Genlyte Announces Record Third Quarter Earnings of $1.16 Per Share."

        A Form 8-K was filed on February 12, 2004, attaching a news release titled "Genlyte Announces Record Sales and Earnings in 2003."

(c)
EXHIBITS

        The exhibits filed with this report on Form 10-K, as required by Item 601 of Regulation S-K, are incorporated by reference in or follow the Exhibit Index on pages 65 to 67.

(d)
FINANCIAL STATEMENT SCHEDULES

        The financial statement schedule filed with this report on Form 10-K is on page 64.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GENLYTE GROUP INCORPORATED Registrant
Date: March 12, 2004	By	/s/ LARRY K. POWERS Larry K. Powers Chairman, President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Genlyte and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY K. POWERS Larry K. Powers (Principal Executive Officer)	Chairman President & Chief Executive Officer Director	March 12, 2004
/s/ WILLIAM G. FERKO William G. Ferko (Principal Financial Officer and Principal Accounting Officer)	Vice President Chief Financial Officer & Treasurer	March 12, 2004
/s/ DAVID M. ENGELMAN David M. Engelman	Director	March 12, 2004
/s/ ZIA EFTEKHAR Zia Eftekhar	Director	March 12, 2004
/s/ ROBERT D. NIXON Robert D. Nixon, Ph.D.	Director	March 12, 2004
/s/ JOHN T. BALDWIN John T. Baldwin	Director	March 12, 2004

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(Amounts in thousands)

	Balance at Beginning of Year	Additions From Companies Acquired	Additions Charged to Costs and Expenses	Additions (Deductions) Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
	(1)	(2)	(3)	(4)	(5)	(1)
Year Ended 12/31/03
Allowance for Doubtful accounts	$12,838	$130	$38,098	$(903)	$(36,707)	$13,456
Year Ended 12/31/02
Allowance for Doubtful accounts	$13,863	$25	$35,535	$(679)	$(35,906)	$12,838
Year Ended 12/31/01
Allowance for Doubtful accounts	$13,912	$229	$36,491	$(508)	$(36,261)	$13,863

(1)
The Company's allowance for doubtful accounts covers estimated uncollectible invoices resulting from the customer's inability to pay (bankruptcy, out of business, etc., i.e. "bad debts" which result in write-offs) as well as the customer's refusal to pay (returned products, billing errors, disputed amounts, etc., which result in credit memos).

(2)
The amount in 2003 represents the amount acquired from Shakespeare Composite Structures and an adjustment to the amount acquired from Vari-Lite. The amount in 2002 represents the amount acquired from Vari-Lite. The amount in 2001 represents the amount acquired from Entertainment Technology.

(3)
Includes the provision for doubtful accounts or "bad debt expense" charged to selling and administrative expenses, and returned goods, customer allowances and other credit memos charged to net sales (sales deductions).

(4)
The amounts in 2003 and 2002 primarily represent reductions in a Thomas Lighting allowance.

(5)
Amounts represent uncollectible accounts written off, less recoveries of accounts previously written off, and credit memos issued.

EXHIBIT INDEX

No.	Description	Incorporated by Reference to:
2.1	Merger and Assumption Agreement, dated as of December 28, 1990, by and between Genlyte and Lightolier	Exhibit 10(d) to Genlyte's report on Form 10-K filed with the Securities and Exchange Commission in March 1991
2.2	Master Transaction Agreement dated April 28, 1998 by and between Thomas and Genlyte	Exhibit 2.1 to Genlyte's report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
2.3	Limited Liability Company Agreement of GT Lighting, LLC (now named Genlyte Thomas Group LLC) dated April 28, 1998 by and among Thomas, Genlyte and GTG	Exhibit 2.2 to Genlyte's report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
2.4	Capitalization Agreement dated April 28, 1998 by and among GTG and Thomas and certain of its affiliates	Exhibit 2.3 to Genlyte's report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
2.5	Capitalization Agreement dated April 28, 1998 by and between GTG and Genlyte	Exhibit 2.4 to Genlyte's report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
2.6	Financial Statements of Business Acquired and Pro Forma Financial Information related to the formation of GTG	Exhibits 99.1 through 99.16 to Genlyte's report on Form 8-K/A filed with the Securities and Exchange Commission on November 5, 1998
3.1	Amended and Restated Certificate of Incorporation of Genlyte, dated August 2, 1988	Exhibit 3(b) to Genlyte's Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
3.2	Amended and Restated Certificate of Incorporation of Genlyte, dated May 9, 1990	Exhibit 3(a) to Genlyte's report on Form 10-K filed with the Securities and Exchange Commission in March 1993
3.3	Amended and Restated Bylaws of Genlyte, as adopted on May 16, 1988	Exhibit 3(c) to Genlyte's Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
4.1	Form of Stock Certificate for Genlyte Common Stock	Exhibit 4(a) to Genlyte's Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
4.2	Stock Purchase Agreement between Genlyte and purchasers of Genlyte Class B Stock, dated as of June 17, 1988	Exhibit 10(a) to Genlyte's Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

4.3	Rights Agreement, dated as of September 13, 1999, between Genlyte and The Bank of New York, as Rights Agent	Exhibit 4.1 to Genlyte's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 15, 1999
10.1*	Management Incentive Compensation Plan	Exhibit 10(i) to Genlyte's Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
10.2	Tax Sharing Agreement between Genlyte and Bairnco Corporation, dated July 15, 1988	Exhibit 10(k) to Genlyte's Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
10.3*	Genlyte 1998 Stock Option Plan	Annex A to Genlyte's Proxy Statement (Form DEF 14A) for the 1998 Annual Meeting of Stockholders of Genlyte as filed with the Securities and Exchange Commission on March 23, 1998
10.4*	Genlyte 2003 Stock Option Plan	Annex A to Genlyte's Proxy Statement (Form DEF 14A) for the 2003 Annual Meeting of Stockholders of Genlyte as filed with the Securities and Exchange Commission on March 24, 2003
10.5
	Loan Agreement between Genlyte and the New Jersey Economic Development Authority dated April 1, 1990, replacing the First Mortgage and Security Agreement between the New Jersey Economic Development Authority and KCS Lighting, Inc., dated December 20, 1984 (assigned to and assumed by Genlyte effective December 31, 1986)	Exhibit 10(b) to Genlyte's report on Form 10-K filed with the Securities and Exchange Commission in March 1991
10.6
	Loan Agreement between Genlyte and the New Jersey Economic Development Authority dated June 1, 1990, replacing the Loan Agreement between KCS Lighting, Inc. and the New Jersey Economic Development Authority, dated December 20, 1984 (assigned to and assumed by Genlyte effective December 31, 1986)	Exhibit 10(c) to Genlyte's report on Form 10-K filed with the Securities and Exchange Commission in March 1991
10.7	Loan Agreements between Genlyte and Jobs for Fall River, Inc., dated as of July 13, 1994	Exhibit 4(c) to Genlyte's report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1995
10.8	Credit Agreement between GTG and the applicable banks named therein, dated as of August 30, 1998	Exhibit 10 to Genlyte's report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998

10.9*	Form of Employment Protection Agreement between Genlyte and certain key executives	Exhibit 99 to Genlyte's report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999
10.10	Financing agreement between Genlyte Thomas Group Nova Scotia ULC and Bank of Montreal, dated December 22, 1999	Exhibit 10(a) to Genlyte's report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2000
10.11	Financing agreement between Genlyte Thomas Group Nova Scotia ULC and The Toronto-Dominion Bank, dated December 22, 1999	Exhibit 10(b) to Genlyte's report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2000
10.12	Financing agreement between Genlyte Thomas Group Nova Scotia ULC and Royal Bank of Canada, dated December 22, 1999	Exhibit 10(c) to Genlyte's report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2000
10.13	Loan agreement between Adams County Industrial Development Authority and GTG, dated as of May 1, 2000	Exhibit 10(a) to Genlyte's report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001
10.14
	Lease Agreement between The Industrial Development Board of White County, TN and GTG, and Indenture of Trust between The Industrial Development Board of White County, TN and SunTrust Bank, both dated as of September 1, 2001	Exhibit 10(a) to Genlyte's report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2002
10.15	Credit Agreement dated as of July 29, 2003 among Genlyte Thomas Group LLC and Genlyte Thomas Group Nova Scotia ULC and the lending institutions named therein.	Exhibit 10 to Genlyte's report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2003

Other Exhibits included herein:

14	The Genlyte Group Incorporated Code of Ethics
21	Subsidiaries of The Genlyte Group Incorporated
23.1	Consent of Independent Auditors
23.2	Information Regarding Consent of Arthur Andersen LLP
31.1	CEO Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*
management contract or compensatory plan or arrangement

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
EXHIBIT INDEX