Form 10-Q
period 2004-04-03
GENLYTE GROUP INC
filed 2004-05-10
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

☒ Yes ☐ No

The number of shares outstanding of the issuer’s common stock as of May 4, 2004 was 13,605,116.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED APRIL 3, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED APRIL 3, 2004 AND MARCH 29, 2003

(Amounts in thousands, except earnings per share data)

(Unaudited)

	2004	2003
Net sales	$277,362	$237,913
Cost of sales	182,246	156,083
Gross profit	95,116	81,830
Selling and administrative expenses	69,887	60,824
Amortization of intangible assets	232	227
Operating profit	24,997	20,779
Interest (income) expense, net	(285)	28
Minority interest, net of income taxes	7,466	6,265
Income before income taxes	17,816	14,486
Income tax provision	6,953	5,678
Net income	$10,863	$8,808

Earnings per share:
Basic	$0.80	$0.65
Diluted	$0.78	$0.65

Weighted average number of shares outstanding:
Basic	13,586	13,463
Diluted	13,840	13,545

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 3, 2004 AND DECEMBER 31, 2003

(Amounts in thousands)

	4/3/2004	12/31/2003
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$74,638	$82,136
Short-term investments	54,433	70,479
Accounts receivable, less allowances for doubtful accounts of $14,280 and $13,456, as of April 3, 2004 and December 31, 2003	184,515	160,111
Inventories:
Raw materials	51,957	54,371
Work in process	18,778	17,228
Finished goods	76,905	72,299
Total inventories	147,640	143,898
Deferred income taxes and other current assets	28,863	28,602
Total current assets	490,089	485,226
Property, plant and equipment, at cost	392,365	387,507
Less: accumulated depreciation and amortization	281,092	275,883
Net property, plant and equipment	111,273	111,624
Goodwill	143,594	150,532
Other intangible assets, net of accumulated amortization	27,127	21,315
Other assets	5,020	5,028
Total Assets	$777,103	$773,725

Liabilities & Stockholders’ Equity:
Current Liabilities:
Current maturities of long-term debt	$282	$284
Accounts payable	94,866	98,114
Accrued expenses	63,789	75,431
Total current liabilities	158,937	173,829
Long-term debt	11,118	11,190
Deferred income taxes	35,533	35,577
Minority interest	166,521	159,632
Accrued pension and other long-term liabilities	37,050	36,129
Total liabilities	409,159	416,357
Commitments and contingencies (note (6))
Stockholders’ Equity:
Common stock	136	136
Additional paid-in capital	13,987	12,988
Retained earnings	325,283	314,420
Accumulated other comprehensive income	28,538	29,824
Total stockholders’ equity	367,944	357,368
Total Liabilities & Stockholders’ Equity	$777,103	$773,725

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 3, 2004 AND MARCH 29, 2003

(Amounts in thousands)

(Unaudited)

	2004	2003
Cash Flows From Operating Activities:
Net income	$10,863	$8,808
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,398	6,237
Net (gain) loss from disposals of property, plant and equipment	(659)	42
Minority interest	6,902	8,240
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(24,712)	(6,535)
Inventories	(3,972)	(4,412)
Deferred income taxes and other current assets	(285)	(166)
Intangible and other assets	390	398
Increase (decrease) in:
Accounts payable	(3,029)	(166)
Accrued expenses	(11,471)	(10,632)
Accrued pension and other long-term liabilities	963	(310)
All other, net	514	6
Net cash (used in) provided by operating activities	(18,098)	1,510
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(6,258)	(5,227)
Proceeds from sales of property, plant and equipment	474	17
Purchases of short-term investments	(19,345)	(19,100)
Proceeds from sales of short-term investments	35,082	28,250
Net cash provided by investing activities	9,953	3,940
Cash Flows From Financing Activities:
Repayments of long-term debt	(70)	(3,716)
Exercise of stock options	731	392
Net cash provided by (used in) financing activities	661	(3,324)
Effect of exchange rate changes on cash and cash equivalents	(14)	182
Net (decrease) increase in cash and cash equivalents	(7,498)	2,308
Cash and cash equivalents at beginning of period	82,136	67,019
Cash and cash equivalents at end of period	$74,638	$69,327

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest (received) paid, net	$(199)	$115
Income taxes, net of refunds of $3 in 2004 and $26 in 2003	$3,730	$4,215

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF APRIL 3, 2004

(Dollars in thousands, except per share amounts)

(Unaudited)

(1)                                 Summary of Significant Accounting Policies

Basis of Presentation: Throughout this Form 10-Q, “Company” as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and all majority-owned subsidiaries.  “Genlyte” as used herein refers only to The Genlyte Group Incorporated.  “GTG” as used herein refers to Genlyte Thomas Group LLC, which is owned 68% by Genlyte and 32% by Thomas Industries Inc. (“Thomas”).

The financial information presented is unaudited (except information as of December 31, 2003), however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The financial information has been prepared in accordance with rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to such rules and regulations.  For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the three-month period ended April 3, 2004 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the Unites States.  Actual results could differ from these estimates.

Stock-Based Compensation Costs: As of April 3, 2004, the Company had two stock-based compensation (stock option) plans.  The Company accounts for those plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.”  Because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company’s net income and earnings per share for the three months ended April 3, 2004 and March 29, 2003 would have been as follows on the next page.

	2004	2003
Net income, as reported	$10,863	$8,808
Stock-based compensation cost using fair value method, net of related tax effects	3,282	1,729
Net income, pro forma	$7,581	$7,079

Earnings per share:
Basic, as reported	$.80	$.65
Basic, pro forma	$.56	$.53
Diluted, as reported	$.78	$.65
Diluted, pro forma	$.55	$.52

Genlyte normally grants substantially all of its stock options in the first quarter each year, and because the stock options are granted for prior service, all of the compensation cost under the fair value method would be recorded when the stock options are granted.  Therefore, the stock-based compensation cost shown above approximates the amount for a whole year.

Adoption of New Accounting Standards: In December 2003, the FASB issued revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  Application of FIN 46 is required for interests in special-purpose entities for years ending after December 15, 2003, and application is required for all other types of VIE’s for periods ending after March 15, 2004.  The application of FIN 46 had no effect on the Company's financial statements in the first quarter of 2004.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106,” to improve financial statement disclosures for retirement and other postretirement benefit plans.   The revised SFAS No. 132 requires that companies provide more detailed disclosures about their plan assets, benefit obligations, cash flows, benefit costs, and other relevant information on an annual basis.  In addition, the revised SFAS No. 132 requires certain disclosures for interim periods beginning after December 15, 2003.  The Company has provided the required interim disclosures in note (4) “Retirement and Other Postretirement Benefit Plans.”

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-1”).  FSP FAS 106-1 allows companies to assess the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) on their postretirement benefit obligations and costs and reflect the effects in the financial statements, pursuant to SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.”  Companies are also allowed to make a one-time election to defer accounting for the effects of MMA until authoritative guidance is issued.  The guidance in FSP FAS 106-1 is effective for years ending after December 7, 2003.  In accordance with FSP FAS 106-1, the accumulated postretirement benefit obligation and postretirement net periodic benefit costs in the accompanying financial statements and disclosed in note (4) “Retirement and Other Postretirement Benefit Plans” do not reflect the effects of MMA on the Company’s plans.  In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of MMA, is pending, and that guidance, when issued, could require the

Company to change previously reported information.  However, in the Company’s opinion, any change due to the accounting for the federal subsidy would be immaterial.

(2)                                 Comprehensive Income

Comprehensive income for the three months ended April 3, 2004 and March 29, 2003 follows:

	2004	2003
Net income	$10,863	$8,808
(Loss) gain on foreign currency translation	(1,286)	4,113
Total comprehensive income	$9,577	$12,921

(3)                                 Earnings Per Share

The calculation of the average common shares outstanding assuming dilution for the three months ended April 3, 2004 and March 29, 2003 follows:

	2004	2003
	(Amounts in thousands)
Average common shares outstanding	13,586	13,463
Incremental common shares issuable: Stock option plans	254	82
Average common shares outstanding assuming dilution	13,840	13,545

(4)                                 Retirement and Other Postretirement Benefit Plans

The Company has defined benefit plans that cover certain of its full-time employees. The plans provide defined benefits based on “years of service” for hourly employees and “years of service and final average salary” for salaried employees.  The Company’s policy for funded plans is to make contributions equal to or greater than the minimum requirements prescribed by the Employee Retirement Income Security Act.  Pension costs for all Company defined benefit plans are actuarially computed. The Company also has defined contribution plans and multi-employer plans.  The components of net periodic pension benefit costs for U.S. and Canadian plans for the three months ended April 3, 2004 and March 29, 2003 follow:

	U.S. Plans
	2004	2003
Components of Net Periodic Benefit Costs:
Service cost	$544	$555
Interest cost	1,563	1,545
Expected return on plan assets	(1,580)	(1,436)
Amortization of prior service cost	82	93
Recognized actuarial loss (gain)	377	291
Net pension expense of defined benefit plans	986	1,048
Defined contribution plans	2,189	1,135
Multi-employer plans for certain union employees	37	42
Total benefit costs	$3,212	$2,225

	Canadian Plans
	2004	2003
Components of Net Periodic Benefit Costs:
Service cost	$139	$102
Interest cost	173	166
Expected return on plan assets	(187)	(173)
Amortization of transition amounts	(1)	1
Amortization of prior service cost	7	7
Recognized actuarial loss (gain)	31	27
Net pension expense of defined benefit plans	162	130
Defined contribution plans	172	100
Total benefit costs	$334	$230

For the three months ended April 3, 2004, the Company made no contributions to its U.S. defined benefit plans and contributed $154 to its Canadian defined benefit plans.  However, the Company contributed $800 to its U.S. defined benefit plans on April 12, 2004.  The Company expects to contribute approximately $3,600 to its U.S. defined benefit plans and $346 to its Canadian defined benefit plans during the remainder of 2004.  These amounts are based on the total contributions needed during 2004 to satisfy current minimum funding requirements.

The Company provides postretirement medical and life insurance benefits for certain retirees and employees, and accrues the cost of such benefits during the remaining expected lives of such retirees and the service lives of such employees. The components of net periodic postretirement benefit costs for the three months ended April 3, 2004 and March 29, 2003 follow:

	2004	2003
Components of Net Periodic Benefit Costs:
Service cost	$15	$13
Interest cost	88	95
Recognized prior service cost (credit)	(10)	(10)
Recognized actuarial loss	42	40
Net expense of postretirement benefit plans	$135	$138

For the three months ended April 3, 2004, the Company contributed $137 to its postretirement benefit plans. The Company expects to contribute approximately $400 to its postretirement benefit plans during the remainder of 2004.

(5)                                 Product Warranties

The Company offers a limited warranty that its products are free of defects in workmanship and materials.   The specific terms and conditions vary somewhat by product line, but generally cover defects returned within one, two, three, or five years from date of shipment.  The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the three months ended April 3, 2004 and March 29, 2003 were as follows:

	2004	2003
Balance, beginning of period	$4,034	$1,883
Additions charged to expense	1,775	1,873
Deductions for repairs and replacements	2,251	1,804
Balance, end of period	$3,558	$1,952

(6)                                 Contingencies

Genlyte was named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation (“Keene”).  The complaint is being prosecuted by the Creditors Trust created for the benefit of Keene’s creditors (the “Trust”), seeking from the defendants, collectively, damages in excess of $700,000, rescission of certain asset sale and stock transactions, and other relief.  With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation (“Bairnco”).  The complaint also challenges Bairnco’s spin-off of Genlyte in August 1988.  Other allegations are that Genlyte, as well as other corporate defendants, are liable as corporate successors to Keene.  The complaint fails to specify the amount of damages sought against Genlyte.  The complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”).

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

On March 17, 2003, the Court entered a summary judgment in favor of all defendants in the case. As a result, the case against all defendants, including Genlyte, was dismissed in its entirety. On April 14, 2003, the Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the final judgment entered on March 17, 2003.  The Notice claims to bring up for review all orders, opinions, and decisions previously entered in the action; however, the Trust has since indicated that it would pursue its appeal only as to certain issues including the dismissal of the fraudulent conveyance claims, but would not pursue its appeal as to certain other issues, including the dismissal of the RICO claims. Argument on appeal was heard on March 24, 2004.

In the normal course of business, the Company is a plaintiff in various lawsuits and is also subject to various legal claims which arise in the normal course of business, including being a defendant and/or being a potentially responsible party in, generally, patent, trademark, product liability, environmental, and contract claims and litigation. Based on information currently available, it is the opinion of management that the ultimate resolution of all pending and threatened claims against the Company, including the Keene adversary proceeding, will not have a material adverse effect on the financial condition or results of operations of the Company.

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

(7)                                 Segment Reporting

The Company’s reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment.  Inter-segment sales are eliminated in consolidation and therefore not presented in the table below.  Corporate expenses are allocated to the segments.  Segment data for the three months ended April 3, 2004 and March 29, 2003 follows:

	Commercial	Residential	Industrial and Other	Total
2004
Net sales	$204,221	$35,361	$37,780	$277,362
Operating profit	$17,221	$4,131	$3,645	$24,997

2003
Net sales	$170,906	$32,547	$34,460	$237,913
Operating profit	$14,074	$3,775	$2,930	$20,779

The Company has operations throughout North America.  Information about the Company’s operations by geographical area for the three months ended April 3, 2004 and March 29, 2003 follows.  Foreign balances represent activity in Canadian operations.

	United States	Foreign	Total
2004
Net sales	$234,934	$42,428	$277,362
Operating profit	$20,320	$4,677	$24,997

2003
Net sales	$199,244	$38,669	$237,913
Operating profit	$16,716	$4,063	$20,779

No material changes have occurred in total assets since December 31, 2003.

(8)                                 Subsequent Event

Regarding the legal proceeding between Genlyte and the Keene Creditors Trust (the “Trust”) discussed in note (6) “Contingencies,” argument on appeal was heard on March 24, 2004 before a three-judge Panel of the United States Court of Appeals for the Second Circuit.  On April 9, 2004, the Panel affirmed by Summary Order the judgment of the lower court which had dismissed the case. On April 23, 2004 the Trust filed a Petition for Panel Rehearing of its own Summary Order; however, the Petition requested the Panel to reconsider only a single issue relative to another party, which does not bear on any claim against Genlyte.  Upon final determination of the Trust's Petition for Panel Rehearing, further proceedings are possible. If the Petition is denied, then the Trust will have 90 days from such denial to file a Petition for Certiorari with the U.S. Supreme Court; the Supreme Court would have absolute discretion whether or not to grant such a Petition and hear the entire appeal.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Genlyte Group Incorporated holds a 68% interest in Genlyte Thomas Group LLC.  Thomas Industries Inc. holds the remaining 32% interest.  The Company is one of the three largest manufacturers of lighting fixtures in North America, and the largest company in North America devoted exclusively to selling lighting fixtures, controls, and related products.  The Company currently has a 14% share of the North American lighting market, which it estimates to be approximately $7.5 billion.  The total market is divided as follows: 33% commercial, 32% residential, 27% outdoor, and 8% industrial.  The Company participates primarily in the commercial and outdoor markets, but also has a considerable position in the residential and industrial markets.

The Company sells products under 23 widely recognized and respected brand names.  Part of its strategy is to take advantage of brand name recognition and focus its brands on specific markets, market channels or product competencies. The Company sells primarily through wholesale electrical distributors – mostly independent distributors and selective relationships with national accounts — using multiple sales forces of direct sales employees and independent sales representatives to maximize market coverage.

The Company is committed to product innovation.  Its goal is to generate 30% of its annual sales from new products released within the past three years.  It has over 500 patents/patents pending.  The Company is also committed to growth through market share penetration and strategic acquisitions.  Since the formation of GTG in 1998, the Company has acquired seven companies.

In spite of soft commercial and industrial construction markets during the first quarter of 2004, the Company’s net sales, net income, and diluted earnings per share grew by 17%, 23%, and 20%, respectively, compared to 2003.  Sales and income in the first quarter of 2004 were impacted by the following significant items: The Shakespeare acquisition in May 2003, the improved performance of Vari-Lite, an additional four operating days in the first quarter of 2004 versus 2003, and a 15% increase in the Canadian dollar exchange rate compared to the first quarter of 2003, which increased the reported U.S. dollar sales and income of Canadian operations. Offsetting these positive impacts was a charge for pension expense due to a pension plan withdrawal liability associated with a plant closure.

Although the overall economy in North America is improving, commercial and industrial new construction is not expected to improve until late 2004 or early 2005, and demand for lighting fixtures may not pick up until 2005.  In response to the persistent weak market conditions, management is continuing with the following plans: ongoing industry leadership in product development and new product introductions; refocusing the sales force on the more robust markets of schools, museums, and healthcare; searching for strategic acquisitions; and continuing cost control.

Regarding the legal proceeding between Genlyte and the Keene Creditors Trust, argument on appeal was heard on March 24, 2004 before a three-judge Panel of the United States Court of Appeals for the Second Circuit.  On April 9, 2004, the Panel affirmed by Summary Order the judgment of the lower court which had dismissed the case.  However, further proceedings are possible.

RESULTS OF OPERATIONS

Comparison of First Quarter 2004 to First Quarter 2003

Net sales for the first quarter of 2004 were $277.4 million, an increase of 16.6% compared to 2003 first quarter net sales of $237.9 million.  The three major factors contributing to the sales increase in the first quarter of 2004 were:  a 5.9% increase due to the acquisitions of Shakespeare (acquired in May 2003) and Vari-Lite (acquired in November 2002, but had a very difficult first quarter in 2003 due to moving its operations into a new building), a 6.6% increase due to the first quarter of 2004 having four more operating days than the first quarter of 2003, and a 2.3% increase due to a 15% increase in the average Canadian exchange rate over the first quarter of 2003.  Excluding these three items, sales in the first quarter of 2004 increased by 1.8% over the first quarter of 2003. The commercial and industrial construction markets in which the Company operates remain soft. The residential construction market remains relatively strong.

Net sales for the Commercial segment increased by 19.5%; net sales for the Residential segment increased by 8.6%; and net sales for the Industrial and Other segment increased by 9.6%. The 2004 Commercial segment net sales included an additional $18.9 million from the acquisition of Shakespeare and improvement in Vari-Lite.  Without the Shakespeare and additional Vari-Lite sales, Commercial segment net sales would have increased 11.6%.  All segments’ net sales benefited from the additional four operating days in 2004 compared to 2003, which was a function of the Company’s fiscal calendar plus leap year, as well as the higher average Canadian exchange rate, which had a larger impact on the Commercial segment.

U.S. operations accounted for most of the Company’s first quarter net sales increase.  Net sales for the U.S. operations increased by 17.9% compared to last year, while net sales for the Canadian operations increased by 9.7%.  Without Shakespeare and Vari-Lite, net sales for the U.S. operations would have increased by 11.1%.  The strengthening of the Canadian dollar during the first quarter of 2004 compared to the first quarter of 2003 increased U.S. dollar sales of Canadian operations by $5.6 million.  If the exchange rate had remained constant, net sales of Canadian operations would have decreased 4.7%.

Net income for the first quarter of 2004 was $10.9 million ($0.78 per diluted share), an increase of 23.3% over the first quarter 2003 net income of $8.8 million ($0.65 per diluted share).  Net income in the first quarter of 2004 was impacted by the following significant items: The Shakespeare acquisition, the improved performance of Vari-Lite, the additional four operating days in the first quarter of 2004 versus 2003, and a $313 thousand increase in net interest income. Offsetting these positive impacts was an $823 thousand charge, or $341 thousand after minority interest and income taxes, for pension expense due to a pension plan withdrawal liability associated with a plant closure.

In addition, the Company recorded a $401 thousand net gain in selling and administrative expenses, or $166 thousand after minority interest and income taxes, related to currency translation gains and losses of Canadian division sales and purchases recorded in Canadian dollars but settled in U.S. dollars and accumulated Canadian cash balances denominated in U.S. dollars.  In a period of a weakening Canadian dollar, sales from the Canadian divisions that are recorded in Canadian dollars and subsequently settled in U.S. dollars result in currency translation gains; conversely purchases result in currency translation losses. Accumulated Canadian cash balances denominated in U.S. dollars result in a currency translation gain.  The opposite would occur in a period of a strengthening Canadian dollar.  In the first quarter of 2004, because such sales exceeded purchases, significant U.S. dollar cash balances existed in Canada, and the Canadian dollar weakened, the Company incurred a net gain.  In the first quarter of 2003, because the Canadian dollar strengthened, the Company incurred a net loss of $1.0 million, or $410 thousand after minority interest and income taxes. The Company does not hedge this activity with derivative financial instruments and therefore is exposed to future gains or losses based on levels of sales and purchases and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

While the Company recorded a $401 thousand net gain because of the Canadian dollar weakening during the first quarter of 2004, the strength of the Canadian dollar compared to the first quarter of last year also resulted in a $600 thousand pre-tax benefit, or a positive net income impact of $249 thousand after minority interest and income taxes, from translating operating income of Canadian operations at a higher exchange rate than the first quarter of 2003.  In addition, the weakening Canadian dollar resulted in a $1.3 million foreign currency translation adjustment loss, which decreased accumulated other comprehensive income during the first quarter of 2004.  In the first quarter of 2003, the strengthening Canadian dollar resulted in a $4.1 million foreign currency translation adjustment gain, increasing accumulated other comprehensive income.  Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

Cost of sales for the first quarter of 2004 was 65.7% of net sales, compared to 65.6% in the first quarter of 2003. Without the $823 thousand pension plan charge mentioned above, cost of sales for the first quarter of 2004 would have been 65.4% of net sales.  Selling and administrative expenses for the first quarter of 2004 were 25.2% of net sales, compared to 25.6% in the first quarter of 2003.   The improvement in selling and administrative expenses as a percentage of sales is due to the $400 thousand foreign currency translation gain in 2004 compared to the $1.0 million foreign currency translation loss in 2003.  Offsetting this benefit were substantial increases in group medical insurance and legal expenses and small percentage increases in selling expenses and commissions.

In the first quarter of 2004, interest income was $445 thousand and interest expense was $160 thousand (net interest income of $285 thousand). In the first quarter of 2003, interest income was $192 thousand and interest expense was $220 thousand (net interest expense of $28 thousand). Interest income was higher because of higher cash and cash equivalents and short-term investments; interest expense decreased because of lower debt.

Minority interest primarily represents the 32% ownership share of GTG income by Thomas.  It also includes the 49.5% ownership share of Lumec-Schreder income by a Belgian holding corporation of the Schreder Group.

The effective tax rate was 39.0% for the first quarter of 2004 compared to 39.2% for the first quarter of 2003.

Outlook for the Future

Management’s assessment of market conditions is that the commercial and industrial construction markets remain soft.  Management does not expect much improvement in commercial construction until late 2004 and most likely in early 2005, so the Company may not experience significant organic sales growth until the second or third quarter of 2005.  The residential market, which has been strong, is not expected to improve, and could decline if interest rates rise significantly.  In response to the persistent soft market conditions, management is continuing with what has been successful the last few years: aggressively introducing new products; focusing the sales force on the more active markets of schools, healthcare, and other institutional facilities; and diligently controlling manufacturing costs and operating expenses.

The Company is experiencing some significant cost increases, and management is concerned about other potentially significant cost increases.  The cost of group medical insurance has increased significantly and that trend is expected to continue.  Selling, commission, advertising, and research and development expenses have all increased from prior year levels, and management will work diligently to keep them in line.  Freight cost is a concern for the future, with increased gasoline prices and consolidation in the trucking industry.  Potentially the most significant cost increases relate to raw materials.  The Company recently has seen severe increases in steel, aluminum, ballasts, and corrugated packaging.  Although these increases have not yet had a significant impact on product costs because of Company supply agreements, they will affect costs as the agreements expire.

In response to realized and potential cost increases, the Company announced in March 2004 price increases ranging from 5% to 8% depending on the product.  Although there can be no assurance that the market will accept these price increases, early indications are that the Company’s distributors are receptive, and management is optimistic that the prices will hold.  While it will be several months before the Company realizes these price increases significantly in its sales, these increases will be important to the achievement of the Company’s profit goals.

On the positive side:  Shakespeare made a very positive contribution to the Company’s net sales and operating profit in the first quarter of 2004, and management expects Shakespeare’s business to stay strong.  With the increasing steel prices, management believes that fiberglass poles manufactured by Shakespeare will become more attractive to the marketplace. Vari-Lite delivered great improvement in its operating results, turning an operating loss in the first quarter of 2003 into an operating profit in 2004.  Management is still not satisfied with Vari-Lite’s profitability, and expects substantial further improvement, particularly in 2005.  The Company is now realizing the benefits of its factory renovation in Sparta, Tennessee.  Although productivity and service levels were disappointing last year, both are significantly better this year, and management believes they will continue to improve.  The Company’s largest division, Lightolier, is celebrating its 100th anniversary in 2004.  Lightolier is planning several major events this year and will introduce more new products than any year in its 100 year history.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company focuses on its net cash or debt (cash, cash equivalents, and short-term investments minus total debt), working capital, and current ratio as its most important measures of short-term liquidity.  For long-term liquidity, the Company considers its ratio of total debt to total capital employed (total debt plus total stockholders’ equity) and trends in net cash and cash provided by operating activities to be the most important measures.  From both a short-term and a long-term perspective, the Company’s liquidity currently is exceptionally strong.

As of April 3, 2004, the Company was in a net cash position of $117.7 million, compared to a net cash position of $141.1 million as of December 31, 2003 and a net cash position of $71.0 million as of March 29, 2003.  Total debt of $11.4 million as of April 3, 2004 was down $74 thousand compared to

December 31, 2003, while cash, cash equivalents, and short-term investments decreased to $129.1 million at April 3, 2004, compared to $152.6 million at December 31, 2003.

Working capital at April 3, 2004 was $331.2 million, compared to $311.4 million at December 31, 2003.  This increase was primarily due to a $24.4 million increase in accounts receivable, a $3.7 million increase in inventory, and a $14.9 million decrease in accounts payable and accrued expenses, offset by a $23.5 million decrease in cash, cash equivalents, and short-term investments.   The accounts receivable increase reflects a normal seasonal trend in collections.  Accounts receivable as a percentage of sales is normally at the lowest point of the year at the end of December and increases at the end of March.  As of December 2003, accounts receivable as a percentage of sales was unusually low.  The inventory increase is a normal fluctuation based on the timing of shipments versus production and reflects anticipated higher sales in the second quarter compared to the first quarter, a normal pattern.  Accrued expenses decreased as expected due to payments of accrued liabilities for employee bonuses, profit sharing, and customer rebates, which always build during the previous year and are paid out in the first quarter.   The current ratio was 3.1 at April 3, 2004, compared to 2.8 at December 31, 2003.  This represents the Company’s highest current ratio in the last twelve years.

The ratio of total debt to total capital employed at April 3, 2004 was reduced to the lowest level in the Company’s history at 3.0%, compared to 3.1% at December 31, 2003.  The Company is in an excellent position to add debt if needed.

During the first quarter of 2004, the Company used $18.1 million cash from operating activities, compared to providing $1.5 million during the first quarter of 2003.  The first quarter is usually the Company’s weakest quarter for cash flow, due to increases in accounts receivable and payments made on accrued expenses noted above. However, the first quarter of 2004 was the Company’s weakest cash flow quarter in at least the last eight years, due to the large increase in accounts receivable.  Management expects operating activities to provide cash during each of the final three quarters of 2004.

Cash provided by investing activities is comprised primarily of proceeds from sales of short-term investments less purchases of short-term investments and purchases of property, plant and equipment. In the first quarter of 2004 and 2003, proceeds from sales of short-term investments exceeded purchases of short-term investments as these investment balances were reduced to pay accrued expenses mentioned above.

Cash provided by financing activities during the first quarter of 2004 was $661 thousand, with $731 thousand from the exercise of stock options offset by $70 thousand in payments on long-term debt. The Company repurchased no treasury stock during the first quarter of 2004.  Cash used in financing activities during the first quarter of 2003 was $3.3 million, primarily from the repayment of long-term debt, less stock options exercised of $392 thousand.

The Company’s debt at April 3, 2004 consisted of $11.0 million in industrial revenue bonds, and $0.4 million in capital leases and other. GTG has a $130 million U.S. revolving credit facility and a $20 million Canadian revolving credit facility with a syndicate of nine banks.  These unsecured facilities mature in July 2006.  At April 3, 2004, the Company had no borrowings and approximately $19.2 million in outstanding letters of credit under these facilities.  The letters of credit serve to guarantee the industrial revenue bonds as well as insurance reserves. The Company is in compliance with all of its debt covenants.

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

Other

During the first quarter of 2004, the Company finalized its valuation of certain intangible assets obtained in the acquisition of Shakespeare in May 2003.  Based on appraisals from external appraisers, the following values were assigned to intangible assets:  $5.9 million for the Shakespeare trademark, with an indefinite life; $140 thousand for two patents, with remaining lives of 5.5 years and 11.5 years.  An adjustment was made in the accompanying balance sheet to reclassify $6.04 million from Goodwill to Other Intangible Assets, causing a decrease in the Goodwill balance and an increase in the Other Intangible Assets balance compared to December 31, 2003.

Under the terms of the Genlyte Thomas Group LLC Agreement (the “LLC Agreement”), Thomas currently has the right (a “Put Right”), but not the obligation, to require GTG to purchase all, but not less than all, of Thomas’ 32% interest in GTG at the appraised value of such interest. The appraised value shall be the fair market value of GTG as a going concern multiplied by Thomas’ ownership interest percentage, taking into account a control premium, and determined by an appraisal process to be undertaken by recognized investment banking firms chosen initially by Genlyte and Thomas.  If GTG cannot secure the necessary financing with respect to Thomas’ exercise of its Put Right, then Thomas has the right to cause GTG to be sold.

At any time after Thomas exercises its Put Right, Genlyte has the right, in its sole discretion and without the need of approval of Thomas, to cause GTG to be sold by giving notice to the GTG Management Board, and the Management Board must then proceed to sell GTG subject to a fairness opinion from a recognized investment banking firm.  Genlyte also has the right to cause GTG to assign the rights to purchase Thomas’ interest to Genlyte.  Genlyte also has the right to cause GTG to incur indebtedness or to undertake an initial public offering to finance or effect financing of the payment of the purchase price. If Thomas were to exercise its Put Right, causing GTG or Genlyte to purchase Thomas’ interest, Genlyte’s liquidity and capital resources would be affected.

Also under the terms of the LLC Agreement, on or after the later to occur of (1) the final settlement or disposition of the Keene adversary proceeding described in Part II, Item 1 “Legal Proceedings,” or (2) January 31, 2002, either Genlyte or Thomas has the right, but not the obligation, to offer to buy the other’s interest (the “Offer Right”).  If Genlyte and Thomas cannot agree on the terms, then GTG shall be sold to the highest bidder.  Either Genlyte or Thomas may participate in the bidding for the purchase of GTG.  As of April 3, 2004, neither Genlyte nor Thomas has the ability to exercise the Offer Right, because there is no final settlement or disposition of the Keene adversary proceeding.

For the first quarter of 2004 and 2003, 15.3% and 16.3%, respectively, of the Company’s net sales were generated from operations in Canada.  In addition, the Company has a production facility in Mexico. International operations are subject to fluctuations in currency exchange rates.  The Company monitors its currency exposure in each country, but does not actively hedge or use derivative financial instruments to manage exchange rate risk.  Management cannot predict future foreign currency fluctuations, which have and will continue to affect the Company’s balance sheet and statement of income.  The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $6.2 million gain as of April 3, 2004.

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

On an on-going basis, the Company evaluates its estimates and assumptions, including those related to sales returns and allowances, doubtful accounts receivable, slow moving and obsolete inventory, income taxes, impairment of long-lived assets including goodwill and other intangible assets, medical and casualty insurance reserves, warranty reserves, pensions and other post-retirement benefits, contingencies, environmental matters, and litigation.  Management bases its estimates and assumptions on its substantial historical experience, the guidance of outside experts, industry data, and other relevant factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Reported results would differ under different assumptions, estimates, or conditions.  Actual results will inevitably differ from management’s estimates, and such differences could be material to the financial statements.

For a detailed discussion of significant accounting policies that affect the more significant estimates and assumptions used in the preparation of the Company’s consolidated financial statements, please refer to the Company’s Form 10-K for the year ended December 31, 2003.  There have been no noteworthy changes to any of these significant accounting policies since December 31, 2003.

FORWARD-LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” and similar expressions are intended to identify such forward-looking statements.  The statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; the ability to maintain or increase prices; customer acceptance of new product offerings; ability to sell to targeted markets of schools and health care facilities; the performance of Vari-Lite; availability and cost of steel and other raw materials; increases in energy and freight costs; workers’ compensation, casualty and group health insurance cost increases; cost savings realized from plant consolidations, specifically the newly renovated Sparta plant; the costs and outcomes of the Keene and various other legal proceedings; increases in interest costs arising from an increase in the Company’s debt or an increase in rates; future acquisitions; and foreign exchange rates.  The Company could also be affected by changes in tax rates or laws and changes in interest rates. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk for interest rates, prices of raw materials and component parts, and foreign currency exchange rates in the operation of its business.  There have been no material changes in the Company’s risk exposure during the quarter ended April 3, 2004 related to interest rates or prices of raw materials and component parts.  The Company’s financial condition and operating results were materially affected by changes in Canadian dollar exchange rates during the first quarter of 2004. Management does not actively hedge or use derivative instruments to manage risk in this area.    Foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income, were a loss of $1.3 million for the first quarter of 2004, and a gain of $4.1 million for the first quarter of 2003.  Pre-tax gains and (losses) resulting from Canadian division sales and purchases recorded in Canadian dollars but settled in U.S. dollars, which do affect net income, were $.4 million for the first quarter 2004 and ($1.0 million) for the first quarter of 2003.

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

The Company also maintains a system of internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d -15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.  There were no changes in the Company’s internal control over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Genlyte was named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation (“Keene”).  The complaint is being prosecuted by the Creditors Trust created for the benefit of Keene’s creditors (the “Trust”), seeking from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief.  With respect to Genlyte, the complaint principally maintains that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation (“Bairnco”).  The complaint also challenges Bairnco’s spin-off of Genlyte in August 1988.  Other allegations are that Genlyte, as well as other corporate defendants, are liable as corporate successors to Keene.  The complaint fails to specify the amount of damages sought against Genlyte.  The complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”).

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

On March 17, 2003, the Court entered a summary judgment in favor of all defendants in the case. As a result, the case against all defendants, including Genlyte, was dismissed in its entirety. On April 14, 2003, the Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the final judgment entered on March 17, 2003.  Argument on appeal was heard on March 24, 2004 before a three-judge Panel of the Second Circuit. On April 9, 2004, the Panel affirmed by Summary Order the judgment of the lower Court which had dismissed the case. On April 23, 2004 the Trust filed a Petition for Panel Rehearing of its own Summary Order; however, the Petition requested the Panel to reconsider only a single issue relative to another party, which does not bear on any claim against Genlyte.  Upon final determination of the Trust's Petition for Panel Rehearing, further proceedings are possible. If the Petition is denied, then the Trust will have 90 days from such denial to file a Petition for Certiorari with the U.S. Supreme Court; the Supreme Court would have absolute discretion whether or not to grant such a Petition and hear the entire appeal.

In the normal course of business, the Company is a plaintiff in various lawsuits and is also subject to various legal claims which arise in the normal course of business, including being a defendant and/or being a potentially responsible party in, generally, patent, trademark, product liability, environmental and contract claims and litigation. Based on information currently available, it is the opinion of management that the ultimate resolution of all pending and threatened claims against the Company, including the Keene adversary proceeding, will not have a material adverse effect on the financial condition or results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2004.

At Genlyte’s Annual Meeting of Stockholders held April 29, 2004, the following actions were taken by the stockholders:

Re-elected Larry K. Powers to the Board of Directors.  Mr. Powers had 10,163,109 shares voted for and 2,774,905 shares withheld.

Re-elected Zia Eftekhar to the Board of Directors.  Mr. Eftekhar had 10,013,833 shares voted for and 2,924,181 shares withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibit 31.1 – CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K:

The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2004 or subsequently:

A Form 8-K was filed on February 12, 2004, attaching a news release titled “Genlyte Announces Record Sales and Earnings in 2003.”

A Form 8-K was filed on April 9, 2004, attaching a news release titled “Second Circuit Court of Appeals Affirms Dismissal of Keene Fraudulent Conveyance Case Against Genlyte.”

A Form 8-K was filed on April 21, 2004, attaching a news release titled “Genlyte Announces First Quarter Earnings of $.78 Per Share, Up 20%.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of May 10, 2004 by the undersigned thereunto duly authorized.

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