Form 10-Q
period 2004-07-03
GENLYTE GROUP INC
filed 2004-08-09
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

Commission File Number  0-16960

THE GENLYTE GROUP INCORPORATED

10350 ORMSBY PARK PLACE
SUITE 601
LOUISVILLE, KY 40223
(502) 420-9500

I.R.S. Employer
Incorporated in Delaware	Identification No. 22-2584333

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

The number of shares outstanding of the issuer’s common stock as of July 31, 2004 was 13,675,506.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED JULY 3, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 3, 2004 AND JUNE 28, 2003

(Amounts in thousands, except earnings per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$301,437	$254,113	$578,799	$492,026
Cost of sales	193,888	165,384	376,134	321,467

Gross profit	107,549	88,729	202,665	170,559
Selling and administrative expenses	80,321	65,444	150,208	126,268
Amortization of intangible assets	233	230	465	457

Operating profit	26,995	23,055	51,992	43,834
Interest expense (income), net	112	35	(173)	63
Minority interest, net of income taxes	7,995	6,946	15,461	13,211

Income before income taxes	18,888	16,074	36,704	30,560
Income tax provision	7,361	6,240	14,314	11,918

Net income	$11,527	$9,834	$22,390	$18,642

Earnings per share:
Basic	$0.85	$0.73	$1.65	$1.38
Diluted	$0.83	$0.72	$1.62	$1.37

Weighted average number of shares outstanding:
Basic	13,615	13,477	13,596	13,467
Diluted	13,868	13,590	13,850	13,558

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JULY 3, 2004 AND DECEMBER 31, 2003

(Amounts in thousands)

	(Unaudited) July 3, 2004	December 31, 2003
Assets:
Current Assets:
Cash and cash equivalents	$94,767	$82,136
Short-term investments	50,374	70,479
Accounts receivable, less allowances for doubtful accounts of $15,398 and $13,456, as of July 3, 2004 and December 31, 2003	205,980	160,111
Inventories:
Raw materials	56,695	54,371
Work in process	18,807	17,228
Finished goods	75,562	72,299
Total inventories	151,064	143,898
Deferred income taxes and other current assets	29,692	28,602
Total current assets	531,877	485,226
Property, plant and equipment, at cost	383,303	387,507
Less: accumulated depreciation and amortization	270,607	275,883
Net property, plant and equipment	112,696	111,624
Goodwill	142,326	150,532
Other intangible assets, net of accumulated amortization	25,877	21,315
Other assets	5,050	5,028
Total Assets	$817,826	$773,725

Liabilities & Stockholders’ Equity:
Current Liabilities:
Current maturities of long-term debt	$260	$284
Accounts payable	105,886	98,114
Accrued expenses	76,595	75,431
Total current liabilities	182,741	173,829
Long-term debt	11,086	11,190
Deferred income taxes	35,512	35,577
Minority interest	169,889	159,632
Accrued pension and other long-term liabilities	37,199	36,129
Total liabilities	436,427	416,357
Commitments and contingencies
Stockholders’ Equity:
Common stock	137	136
Additional paid-in capital	16,519	12,988
Retained earnings	336,810	314,420
Accumulated other comprehensive income	27,933	29,824
Total stockholders’ equity	381,399	357,368
Total Liabilities & Stockholders’ Equity	$817,826	$773,725

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 3, 2004 AND JUNE 28, 2003

(Amounts in thousands)

(Unaudited)

	2004	2003
Cash Flows From Operating Activities:
Net income	$22,390	$18,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,690	12,714
Net (gain) from disposals of property, plant and equipment	(1,903)	(3)
Minority interest	10,277	14,787
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in:
Accounts receivable	(45,998)	(15,334)
Inventories	(6,953)	(2,619)
Deferred income taxes and other current assets	(1,050)	(142)
Intangible and other assets	228	938
Increase (decrease) in:
Accounts payable	7,844	(1,949)
Accrued expenses	1,405	(11,372)
Accrued pension and other long-term liabilities	1,137	294
All other, net	1,287	221
Net cash provided by operating activities	1,354	16,177

Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash received	(2,437)	(19,000)
Purchases of property, plant and equipment	(12,366)	(9,424)
Proceeds from sales of property, plant and equipment	4,578	91
Purchases of short-term investments	(43,145)	(36,403)
Proceeds from sales of short-term investments	62,648	66,360
Net cash provided by investing activities	9,278	1,624

Cash Flows From Financing Activities:
Repayments of long-term debt	(665)	(22,174)
Exercise of stock options	2,467	763
Net cash provided by (used in) financing activities	1,802	(21,411)
Effect of exchange rate changes on cash and cash equivalents	197	(613)
Net increase (decrease) in cash and cash equivalents	12,631	(4,223)
Cash and cash equivalents at beginning of period	82,136	67,019
Cash and cash equivalents at end of period	$94,767	$62,796

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest (received) paid, net	$(98)	$201
Income taxes, net of refunds of $3 in 2004 and $26 in 2003	$14,650	$14,422

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF JULY 3, 2004

(Dollars in thousands, except per share amounts)

(Unaudited)

(1)                                 Summary of Significant Accounting Policies

Basis of Presentation: Throughout this Form 10-Q, “Company” as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and all majority-owned subsidiaries.  “Genlyte” as used herein refers only to The Genlyte Group Incorporated.  “GTG” as used herein refers to Genlyte Thomas Group LLC, which was owned 68% by Genlyte and 32% by Thomas Industries Inc. (“Thomas”) through the end of the second quarter of 2004.  As of July 31, 2004, Genlyte purchased Thomas’ 32% in GTG and now owns 100% of GTG.  See note (10) “Subsequent Event.”

The financial information presented is unaudited (except information as of December 31, 2003); however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The financial information has been prepared in accordance with rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the three-month and six-month periods ended July 3, 2004 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from these estimates.

Stock-Based Compensation Costs: As of July 3, 2004, the Company had two stock-based compensation (stock option) plans.  The Company accounts for those plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure – an Amendment of FASB Statement No. 123.”  Because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company’s net income and earnings per share for the three and six months ended July 3, 2004 and June 28, 2003 would have been as follows on the next page.

Stock-based compensation costs for the three months ended July 3, 2004 and June 28, 2003 follow:

	2004	2003
Net income, as reported	$11,527	$9,834
Stock-based compensation cost using fair value Method, net of related tax effects	—	61
Net income, pro forma	$11,527	$9,773

Earnings per share:
Basic, as reported	$.85	$.73
Basic, pro forma	$.85	$.73
Diluted, as reported	$.83	$.72
Diluted, pro forma	$.83	$.72

Stock-based compensation costs for the six months ended July 3, 2004 and June 28, 2003 follow:

	2004	2003
Net income, as reported	$22,390	$18,642
Stock-based compensation cost using fair value Method, net of related tax effects	3,282	1,790
Net income, pro forma	$19,108	$16,852

Earnings per share:
Basic, as reported	$1.65	$1.38
Basic, pro forma	$1.41	$1.25
Diluted, as reported	$1.62	$1.37
Diluted, pro forma	$1.38	$1.24

Genlyte normally grants substantially all of its stock options in the first quarter each year, and because the stock options are granted for prior service, all of the compensation cost under the fair value method would be recorded when the stock options are granted. Genlyte did not grant any stock options in the second quarter of 2004 and a minimal amount in the second quarter of 2003.  Options representing 44,040 and 71,975 shares of Genlyte common stock were exercised in the second quarter and first six months, respectively, of 2004.

Adoption of New Accounting Standards:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106,” to improve financial statement disclosures for retirement and other postretirement benefit plans. The revised SFAS No. 132 requires that companies provide more detailed disclosures about their plan assets, benefit obligations, cash flows, benefit costs, and other relevant information on an annual basis.  In addition, the revised SFAS No. 132 requires certain disclosures for interim periods beginning after December 15, 2003.  The Company has provided the required interim disclosures in note (5) “Retirement and Other Postretirement Benefit Plans.”

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which introduced a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted.  In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), which supersedes FSP FAS 106-1 with the same title, which was issued in January 2004.  FSP FAS 106-2 discusses certain accounting and disclosure issues raised by MMA.  Specifically, it addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for plans for which the employer has not yet been able to determine actuarial equivalency.  FSP FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004 (the third quarter of 2004 for the Company).  The Company has not concluded whether the prescription drug benefits provided under its postretirement plans are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy.   The accumulated postretirement benefit obligation and postretirement net periodic benefit costs in the accompanying financial statements and disclosed in note (5) “Retirement and Other Postretirement Benefit Plans” do not reflect the effects of MMA on the Company’s plans.  Adoption of FSP FAS 106-2 could require the Company to change previously reported information.  However, in the Company’s opinion, any change due to the accounting for the federal subsidy would be immaterial.

(2)                                 Comprehensive Income

Comprehensive income for the three months ended July 3, 2004 and June 28, 2003 follows:

	2004	2003
Net income	$11,527	$9,834
(Loss) gain on foreign currency translation	(605)	5,987
Total comprehensive income	$10,922	$15,821

Comprehensive income for the six months ended July 3, 2004 and June 28, 2003 follows:

	2004	2003
Net income	$22,390	$18,642
(Loss) gain on foreign currency translation	(1,891)	10,100
Total comprehensive income	$20,499	$28,742

(3)                                 Earnings Per Share

The calculation of the average common shares outstanding assuming dilution for the three months ended July 3, 2004 and June 28, 2003 follows:

	2004	2003
	(Amounts in thousands)
Average common shares outstanding	13,615	13,477
Incremental common shares issuable:
Stock option plans	253	113
Average common shares outstanding assuming dilution	13,868	13,590

The calculation of the average common shares outstanding assuming dilution for the six months ended July 3, 2004 and June 28, 2003 follows:

	2004	2003
	(Amounts in thousands)
Average common shares outstanding	13,596	13,467
Incremental common shares issuable:
Stock option plans	254	91
Average common shares outstanding assuming dilution	13,850	13,558

(4)                                 Goodwill and Intangible Assets

The changes in the net carrying amounts of goodwill by segment for the six months ended July 3, 2004 were as follows:

	Commercial	Residential	Industrial and Other	Total
Balance as of January 1, 2004	$124,510	$21,627	$4,395	$150,532
Acquisition of business (a)	1,217	—	—	1,217
Adjustments to goodwill acquired previously (b)	(8,567)	(135)	—	(8,702)
Effect of exchange rate change on Canadian goodwill	(710)	(3)	(8)	(721)
Balance as of December 31, 2003	$116,450	$21,489	$4,387	$142,326

(a)          See note (9) “Acquisition of USS Manufacturing.”

(b)         The primary adjustment relates to Shakespeare. After finalizing its valuations of intangible assets and property, plant, and equipment related to the Shakespeare acquisition, the Company reduced its previously recorded goodwill by $8,309, increased intangible assets by $5,014 and increased property, plant, and equipment by $3,295.

Summarized information about the Company’s other intangible assets follows:

	As of July 3, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$12,783	$1,756	$12,783	$1,515
Non-competition agreements	10,550	1,340	10,550	1,157
Patents and other	1,055	364	938	359
Total	$24,388	$3,460	$24,271	$3,031

Unamortized intangible assets:
Trademarks	$4,949		$75

All of the increase in the gross carrying amount since December 31, 2003 is related to the acquisition of Shakespeare.  The Company amortizes the license agreements over their contractual lives of two and 30 years, the non-competition agreements over their contractual lives of two and 30 years, and patents and other over one to 15 years.  Amortization expense for intangible assets (other than goodwill) was $465 during the first six months of 2004, compared to $457 during the first six months of 2003.  Estimated amortization expense for intangible assets for the next five full years is $931 for 2004, $934 for 2005, $878 for 2006, $850 for 2007, and $850 for 2008.

(5)                                Retirement and Other Postretirement Benefit Plans

The Company has defined benefit plans that cover certain of its full-time employees. The plans provide defined benefits based on “years of service” for hourly employees and “years of service and final average salary” for salaried employees.  The Company’s policy for funded plans is to make contributions equal to or greater than the minimum requirements prescribed by the Employee Retirement Income Security Act.  Pension costs for all Company defined benefit plans are actuarially computed. The Company also has defined contribution plans and multi-employer plans.  The components of net periodic pension benefit costs for U.S. and Canadian plans for the three months and six months ended July 3, 2004 and June 28, 2003 follow:

	U.S. Plans
	Three months ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Components of Net Periodic Benefit Costs:
Service cost	$544	$555	$1,088	$1,110
Interest cost	1,563	1,545	3,126	3,090
Expected return on plan assets	(1,580)	(1,436)	(3,160)	(2,872)
Amortization of prior service cost	82	93	164	186
Recognized actuarial loss	377	291	754	582
Net pension expense of defined benefit plans	986	1,048	1,972	2,096
Defined contribution plans	1,547	1,108	3,736	2,243
Multi-employer plans for certain union employees	39	48	76	90
Total benefit costs	$2,572	$2,204	$5,784	$4,429

	Canadian Plans
	Three months ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Components of Net Periodic Benefit Costs:
Service cost	$139	$102	$278	$204
Interest cost	173	166	346	332
Expected return on plan assets	(187)	(173)	(374)	(346)
Amortization of transition amounts	(1)	1	(2)	2
Amortization of prior service cost	7	7	14	14
Recognized actuarial loss	31	27	62	54
Net pension expense of defined benefit plans	162	130	324	260
Defined contribution plans	308	121	480	221
Total benefit costs	$470	$251	$804	$481

For the six months ended July 3, 2004, the Company contributed $800 to its U.S. defined benefit plans and contributed $223 to its Canadian defined benefit plans.  The Company expects to contribute approximately $3,600 to its U.S. defined benefit plans and $277 to its Canadian defined benefit plans during the remainder of 2004.  These amounts are based on the total contributions needed during 2004 to satisfy current minimum funding requirements.

The Company provides postretirement medical and life insurance benefits for certain retirees and employees, and accrues the cost of such benefits during the remaining expected lives of such retirees and the service lives of such employees. The components of net periodic postretirement benefit costs for the three months and the six months ended July 3, 2004 and June 28, 2003 follow:

	Three months ended		Six month ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Components of Net Periodic Benefit Costs:
Service cost	$15	$13	$30	$26
Interest cost	88	95	176	190
Recognized prior service cost (credit)	(10)	(10)	(20)	(20)
Recognized actuarial loss	42	40	84	80
Net expense of postretirement benefit plans	$135	$138	$270	$276

For the six months ended July 3, 2004, the Company contributed $274 to its postretirement benefit plans. The Company expects to contribute approximately $274 to its postretirement benefit plans during the remainder of 2004.

(6)                                 Product Warranties

The Company offers a limited warranty that its products are free of defects in workmanship and materials.   The specific terms and conditions vary somewhat by product line, but generally cover defects returned within one, two, three, or five years from date of shipment.  The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the six months ended July 3, 2004 and June 28, 2003 were as follows:

	2004	2003
Balance, beginning of period	$4,034	$1,883
Addition from company acquired	—	300
Additions charged to expense	4,435	4,195
Deductions for repairs and replacements	4,820	4,287
Balance, end of period	$3,649	$2,091

(7)                                 Contingencies

Genlyte was named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation (“Keene”).  The complaint was filed by the Creditors Trust created for the benefit of Keene’s creditors (the “Trust”), and sought from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief.  With respect to Genlyte, the complaint principally maintained that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation (“Bairnco”).  Following confirmation of the Keene reorganization plan, the parties moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court.  On March 17, 2003, the Court entered a summary judgment in favor of all defendants in the case. On April 14, 2003, the Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit.  On April 9, 2004, the Panel affirmed by Summary Order the judgment of the lower Court which had dismissed the case. On April 23, 2004 the Trust filed a Petition for Panel Rehearing of its Summary Order, which was denied on May 18, 2004.  On July 8, 2004 the Trust informed Genlyte that it would not further appeal the case, waiving its right to file a Petition for Certiorari in the Supreme Court of the United States (the deadline for which would otherwise pass on August 16, 2004).  The Trust and Genlyte have agreed that the Trust will reimburse Genlyte the approximate sum of $58 as compensation for “costs” awarded to Genlyte at the time the case was dismissed.

In the normal course of business, the Company is a plaintiff in various lawsuits and is also subject to various legal claims which arise in the normal course of business, including being a defendant and/or being a potentially responsible party in patent, trademark, product liability, environmental and contract claims and litigation. Based on information currently available, it is the opinion of management that the ultimate resolution of all pending and threatened claims against the Company will not have a material adverse effect on the financial condition or results of operations of the Company.

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

(8)                                 Segment Reporting

The Company’s reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment.  Inter-segment sales are eliminated in consolidation and therefore not presented in the table below.  Corporate expenses are allocated to the segments. Segment data for the three months ended July 3, 2004 and June 28, 2003 follows:

	Commercial	Residential	Industrial and Other	Total
2004
Net sales	$227,218	$36,395	$37,824	$301,437
Operating profit	$20,225	$3,798	$2,972	$26,995

2003
Net sales	$191,298	$32,417	$30,398	$254,113
Operating profit	$15,892	$4,129	$3,034	$23,055

Segment data for the six months ended July 3, 2004 and June 28, 2003 follows:

	Commercial	Residential	Industrial and Other	Total
2004
Net sales	$431,439	$71,756	$75,604	$578,799
Operating profit	$37,446	$7,929	$6,617	$51,992

2003
Net sales	$362,204	$64,964	$64,858	$492,026
Operating profit	$29,966	$7,904	$5,964	$43,834

The Company has operations throughout North America.  Information about the Company’s operations by geographical area for the three months ended July 3, 2004 and June 28, 2003 follows.  Foreign balances represent activity in Canadian operations.

	United States	Foreign	Total
2004
Net sales	$256,863	$44,574	$301,437
Operating profit	$21,290	$5,705	$26,995

2003
Net sales	$213,325	$40,788	$254,113
Operating profit	$19,451	$3,604	$23,055

Information about the Company’s operations by geographical area for the six months ended July 3, 2004 and June 28, 2003 follows:

	United States	Foreign	Total
2004
Net sales	$491,797	$87,002	$578,799
Operating profit	$41,610	$10,382	$51,992

2003
Net sales	$412,569	$79,457	$492,026
Operating profit	$36,167	$7,667	$43,834

No material changes have occurred in long-lived assets since December 31, 2003.

(9)                                 Acquisition of USS Manufacturing

On May 12, 2004, the Company acquired USS Manufacturing Inc. located in Renfrew, Ontario.  USS Manufacturing is a specialist in tapered, fluted and round aluminum poles, brackets, standard and decorative arms for street and traffic lights, and flag poles.  The original purchase price of $2,733, was paid and recorded in the second quarter.  Pursuant to the purchase agreement, an additional $33 working capital adjustment was paid and recorded in the third quarter.  In addition, liabilities of $565 were assumed.

The USS Manufacturing acquisition was accounted for using the purchase method of accounting.  The preliminary determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) is $1,217.  This is based on a preliminary purchase price allocation. The Company is gathering additional information about the fair value of intangible assets and property, plant, and equipment.  Accordingly, the amounts recorded will change as the purchase price allocation is finalized.  The operating results of USS Manufacturing have been included in the Company’s consolidated financial statements since the date of acquisition.  The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because USS Manufacturing is not considered a material acquisition.

(10)                          Subsequent Event

Effective July 31, 2004, Genlyte acquired the 32% minority interest owned by Thomas in GTG for a cash price of $386,500 plus 32% of GTG’s earnings, less distributions to Thomas, from January 1, 2004 through the closing at July 31, 2004.  The purchase price was approximately $401,550, including $1,200 of acquisition related costs.  However, the purchase price amount is subject to adjustment pending final determination of GTG’s earnings and taxes. The transaction was structured as an asset purchase of various interests owned by Thomas and certain of its subsidiary entities. The transaction was financed with approximately $88,550 of the Company’s current cash balances plus approximately $313,000 borrowed from four new credit facilities that are detailed below.

The acquisition of Thomas’ 32% minority interest in GTG is being accounted for using the purchase method of accounting.    A preliminary

allocation of the purchase price to the net assets acquired will be completed in the third quarter.  However, this allocation will be subject to adjustment pending the gathering of additional information, including external appraisals, about the fair value of intangible assets and property, plant, and equipment. Accordingly, the amounts recorded in the third quarter may change as the purchase price allocation is finalized.

On August 2, 2004, Genlyte and its subsidiaries amended and restated the former three-year credit facilities entered into on July 29, 2003, to provide additional borrowing capacity. The amended facilities consist of a $180,000 U.S. revolving credit facility and a $20,000 Canadian revolving credit facility (both unsecured credit) with a syndicate of eleven banks and now mature on July 31, 2009.  In addition, under the same agreement, the Company entered into a $100,000 U.S. term loan that is payable in five equal installments of $20,000, expiring on July 31, 2009.

The U.S. revolving credit facility and the U.S. term loan bear interest at the option of the borrower based upon either (1) the higher of the National City Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the Eurodollar Rate (“LIBOR”) plus the Eurodollar Margin (a margin as determined by Genlyte’s Leverage Ratio (total debt to EBITDA)). Borrowings on the Canadian revolving credit facility can be made in Canadian dollars or U.S. dollars.  Loans in Canadian dollars bear interest at the option of the borrower based upon either (1) the Canadian Deposit Offered Rate (“CDOR”) as determined by the Canadian administrative agent plus the Eurodollar Margin, or (2) the higher of the Canadian prime rate or CDOR plus 1.0%.   Loans in U.S. dollars bear interest at the same rates as the U.S. revolving credit facility.  Based upon Genlyte’s Leverage Ratio as of July 3, 2004 (adjusted to take into consideration the $313,000 of new debt), the Eurodollar Margin would be 0.875% and the commitment fee on the unused portion of the facility would be 0.175%.  As of August 2, 2004 the actual interest rate on the U.S. revolving credit facility and the U.S. term loan was 2.625%. Both facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature, including limitations on the aggregate amount of additional indebtedness outstanding, a maximum Leverage Ratio, and a minimum interest coverage ratio.

On August 2, 2004, Genlyte and its newly formed, wholly-owned subsidiary, Genlyte Receivables Corporation, entered into a U.S. asset backed securitization “ABS” agreement for $100,000 “on balance sheet” financing, which matures on July 31, 2005 and is renewable for two additional years. GTG trade accounts receivable were sold to Genlyte Receivables Corporation, a bankrupt remote entity that secured the debt financing.  The ABS loan bears interest at one month LIBOR plus 0.39%.  As of August 2, 2004 the actual rate was 1.89%

On August 2, 2004, Genlyte borrowed $113,000 against the U.S. revolving credit facility, $100,000 against the U.S. term loan, and $100,000 against the ABS agreement.  Also on August 2, 2004, Genlyte entered into interest rate swaps designated to achieve hedge accounting to provide fixed rate interest of approximately 3.0% on $100,000 (designated for the U.S. revolving credit loan and the U.S. term loan) for two years and 3.4% on $80,000 (designated for the ABS loan) for three years.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Through the end of the second quarter of 2004, The Genlyte Group Incorporated (“Genlyte”) held a 68% interest in Genlyte Thomas Group LLC (“GTG”).  Thomas Industries Inc. (“Thomas”) held the remaining 32% interest. As of July 31, 2004, Genlyte purchased Thomas’ 32% ownership interest in GTG and now owns 100% of GTG.  The Company is one of the three largest manufacturers of lighting fixtures in North America, and the largest company in North America devoted exclusively to selling lighting fixtures, controls, and related products.  The Company currently has a 14% share of the North American lighting market, which it estimates to be approximately $7.5 billion.  The total market is divided as follows: 33% commercial, 32% residential, 27% outdoor, and 8% industrial.  The Company participates primarily in the commercial and outdoor markets, but also has a considerable position in the residential and industrial markets.

The Company sells products under 24 widely recognized and respected brand names.  Part of its strategy is to take advantage of brand name recognition and focus its brands on specific markets, market channels or product competencies. The Company sells primarily through wholesale electrical distributors – mostly independent distributors and selective relationships with national accounts – using multiple sales forces of direct sales employees and independent sales representatives to maximize market coverage.

The Company is committed to product innovation.  Its goal is to generate 30% of its annual sales from new products released within the past three years.  It has over 500 patents/patents pending.  The Company is also committed to growth through market share penetration and strategic acquisitions.  Since the formation of GTG in 1998, the Company has acquired eight companies.

In spite of the traditional commercial construction markets remaining soft during the second quarter of 2004, the Company’s net sales, net income, and diluted earnings per share all grew by more than 15% compared to the second quarter of 2003.  The Company’s best performances were in its specialty businesses, especially Shakespeare Composite Structures (“Shakespeare”) and Vari-Lite, and some of the niche outdoor lighting businesses - landscape lighting and decorative street lighting.

Although the overall commercial and industrial construction markets are starting to improve, the traditional commercial construction business remains relatively soft.  Management expects the traditional commercial construction markets to improve slightly during the second half of 2004 with more improvement in 2005.  Residential construction remains relatively strong, although the potential increase in interest rates could negatively impact this segment.  Management believes second quarter sales volume was significantly impacted by customers’ accelerated ordering ahead of the announced price increases of 5% to 8% which took effect on May orders.  Therefore, third quarter sales are not expected to increase as much over prior year as they did in the second quarter.  However, management does expect the price increases to hold and provide a greater benefit in the third quarter.

Genlyte’s purchase of the 32% minority interest owned by Thomas in GTG, which closed effective July 31, 2004, has had a significant impact on Genlyte’s financial condition, results of operations, and liquidity.  The purchase has decreased cash approximately $89 million and increased debt approximately $313 million, virtually eliminated the liability for minority interest, and resulted in increased values for inventory, property, plant, and equipment, intangible assets, and goodwill. Results of operations will be affected by increased depreciation expense, amortization of intangible assets, and interest expense, reduced interest income and the elimination of minority interest to Thomas. The purchase is expected to be slightly accretive to the Company’s earnings in 2004 and significantly more accretive to earnings in 2005.  However, the positive impact probably will not be realized until the fourth quarter of 2004.

Regarding the legal proceeding between Genlyte and the Keene Creditors Trust, on July 8, 2004 the Trust informed Genlyte that it would not further appeal the case, waiving its right to file a Petition for Certiorari in the Supreme Court of the United States.

RESULTS OF OPERATIONS

Comparison of Second Quarter 2004 to Second Quarter 2003

Net sales for the second quarter of 2004 were $301.4 million, an increase of 18.6% compared to 2003 second quarter net sales of $254.1 million. Net sales for the Commercial segment increased by 18.8%; net sales for the Residential segment increased by 12.3%; and net sales for the Industrial and Other segment increased by 24.4%.  Approximately 2.7% of the total net sales increase was attributable to acquired businesses, all in the commercial segment.

The commercial and industrial construction markets in which the Company operates are starting to improve, and the residential construction market remains relatively strong.  However, the traditional commercial construction business remains relatively soft.  Construction of new office buildings is not strong, because many large cities still have much underutilized space, and although retail sales have generally been relatively strong, the retail construction market has not been strong.  The Company’s best performances have been in its specialty businesses.  Significant sales increases have come from two companies that were recently acquired - Vari-Lite, the manufacturer of highly advanced automated lighting equipment for the entertainment industry acquired in November 2002, and Shakespeare, the manufacturer of composite light poles and transmission poles acquired in May 2003.  In addition, some of the Company’s niche outdoor lighting businesses – landscape lighting and decorative street lighting  - have been very strong.

The Company initiated a price increase ranging by product from 5% to 8% effective with May orders. Although the impact of higher prices had some favorable impact on sales at the end of the second quarter, most shipments during the quarter were at the old prices.  However, management believes that the announcement of the price increase had a significant impact on second quarter volume, because customers accelerated orders ahead of the price increase.

U.S. operations accounted for most of the Company’s second quarter net sales increase.  Net sales for the U.S. operations increased by 20.4% compared to last year, while net sales for the Canadian operations increased by 9.3%.  The strengthening of the Canadian dollar during the second quarter of 2004 compared to the second quarter of 2003 increased U.S. dollar sales of Canadian operations by $2.1 million.  If the exchange rate had remained constant, net sales of Canadian operations would have increased by 4.2%.

Net income for the second quarter of 2004 was $11.5 million ($0.83 per diluted share), an increase of 17.2% over the second quarter 2003 net income of $9.8 million ($0.72 per diluted share).  The increase in net income is almost in line with the increase in net sales; however, net income was unfavorably impacted by four significant increases in expenses.  Second quarter pension, medical insurance, and external audit expenses were $3.3 million ($1.4 million after minority interest and income taxes) higher than last year, and legal expenses were $6.6 million ($2.7 million after minority interest and taxes) higher than last year.  The Company was unsuccessful in its pursuit of a patent infringement lawsuit that went to trial during the second quarter.  The case generated significant legal fees, which have been expensed.  In addition, the defendant in the case has filed one countersuit and initiated three other lawsuits against the Company.  The Company has accrued estimated legal fees to defend against these lawsuits.  No amounts have been accrued for possible adverse judgments because management believes the lawsuits have no legitimate basis and the probability of any material adverse judgment is remote.

In addition, the Company recorded a $75 thousand net gain in selling and administrative expenses, or $31 thousand after minority interest and income taxes, related to currency translation gains and losses of Canadian division sales and purchases recorded in Canadian dollars but settled in U.S. dollars and accumulated Canadian cash balances denominated in U.S. dollars.  In a period of a weakening Canadian dollar, sales from the Canadian divisions that are recorded in Canadian dollars and subsequently settled in U.S. dollars result in currency translation gains; conversely purchases result in currency translation losses. Accumulated Canadian cash balances denominated in U.S. dollars result in a currency translation gain.  The opposite would occur in a period of a strengthening Canadian dollar.  In the second quarter of 2004, because such sales exceeded purchases, significant U.S. dollar cash balances existed in Canada, and the Canadian dollar weakened, the Company recorded a net gain.  In the second quarter of 2003, because the Canadian dollar strengthened, the Company recorded a net loss of $1.7 million, or $707 thousand after minority interest and income taxes. The Company does not hedge this activity with derivative financial instruments and therefore is exposed to future gains or losses based on levels of sales, purchases, and cash balances and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

While the Company recorded a $75 thousand net gain because of the Canadian dollar weakening during the second quarter of 2004, the strength of the Canadian dollar compared to the second quarter of last year also resulted in a $264 thousand pre-tax benefit, or a positive net income impact of $110 thousand after minority interest and income taxes, from translating operating income of Canadian operations at a higher exchange rate than the second quarter of 2003.  In addition, the weakening Canadian dollar resulted in a $605 thousand foreign currency translation adjustment loss, which decreased accumulated other comprehensive income during the second quarter of 2004.  In the second quarter of 2003, the strengthening Canadian dollar resulted in a $6.0 million foreign currency translation adjustment gain, increasing accumulated other comprehensive income.  Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

Cost of sales for the second quarter of 2004 was 64.3% of net sales, compared to 65.1% in the second quarter of 2003.  The resulting improvement in gross profit margin is primarily attributed to mix; some of the Company’s businesses with the highest gross profit margins had the largest improvements in sales volume, and some of the businesses with the lowest gross profit margins had the smallest improvements in sales volume.  The price increase also had a positive impact on gross profit margin toward the end of this year’s second quarter.

Selling and administrative expenses for the second quarter of 2004 were 26.6% of net sales, compared to 25.8% in the second quarter of 2003.   As mentioned above, currency translation gains and losses are included in selling and administrative expenses.  Gains and losses on sales or disposals of property, plant, and equipment are also included therein.  Excluding these two items from both years, selling and administrative expenses would have increased from 25.1% of net sales in 2003 to 27.1% of net sales in 2004.  This increase in selling and administrative expenses as a percentage of net sales was due to a $6.6 million increase in legal expenses, a $2.7 million increase in medical insurance expenses, a $222 thousand increase in pension expense, and a $400 thousand increase in external audit fees related to additional audit procedures required by the Sarbanes-Oxley Act.

In the second quarter of 2004, interest income was $412 thousand and interest expense was $524 thousand (net interest expense of $112 thousand).  In the second quarter of 2003, interest income was $245 thousand and interest expense was $280 thousand (net interest expense of $35 thousand). Interest income was higher because of higher cash and cash equivalents and short-term investments and higher interest rates. Interest expense was considerably higher because, although the average debt balance was lower, $325 thousand of fees related to the GTG revolving credit facilities (which are normally amortized to interest expense over the life of the facility) were written off in anticipation of amending the facilities. The existing GTG revolving credit facilities were amended on August 2, 2004 in order to secure debt financing for the purchase of Thomas’ 32% interest in GTG as described in note (10) “Subsequent Event.”

Minority interest primarily represents the 32% ownership share of GTG income by Thomas.  It also includes the 49.5% ownership share of Lumec-Schreder income by a Belgian holding corporation of the Schreder Group.  As of July 31, 2004, Thomas no longer has a share of GTG income, because Genlyte purchased Thomas’ 32% ownership interest in GTG.

The effective tax rate was 39.0% for the second quarter of 2004 compared to 38.8% for the second quarter of 2003.

Comparison of First Six Months of 2004 to First Six Months of 2003

Net sales for the first six months of 2004 were $578.8 million, an increase of 17.6% compared to 2003 first half net sales of $492.0 million. Net sales for the Commercial segment increased by 19.1%; net sales for the Residential segment increased by 10.5%; and net sales for the Industrial and Other segment increased by 16.6%.  Approximately 3.3% of the total net sales increase was attributable to acquired businesses, all in the commercial segment.

The commercial and industrial construction markets in which the Company operates are starting to improve, and the residential construction market remains relatively strong.  However, the traditional commercial construction business remains relatively soft.  Construction of new office buildings is not strong, because many large cities still have much underutilized space, and although retail sales have generally been relatively strong, the retail construction market has not been strong.  The Company’s best performances have been in its specialty businesses.  Significant sales increases have come from Vari-Lite, the manufacturer of highly advanced automated lighting equipment for the entertainment industry acquired in November 2002 and some of the Company’s niche outdoor lighting businesses – landscape lighting and decorative street lighting.

The Company initiated a price increase ranging by product from 5% to 8% effective with May orders. Although the impact of higher prices had some favorable impact on sales in June, most shipments during the first six months of 2004 were at the old prices.  However, management believes that the announcement of the price increase had a significant impact on second quarter volume, because customers accelerated orders ahead of the price increase.

U.S. operations accounted for most of the Company’s net sales increase during the first six months. Net sales for the U.S. operations increased by 19.2% compared to last year, while net sales for the Canadian operations increased by 9.5%.  The strengthening of the Canadian dollar during the first six months of 2004 compared to the first six months of 2003 increased U.S. dollar sales of Canadian operations by $7.6 million.  If the exchange rate had remained constant, net sales of Canadian operations would have been flat.

Net income for the first six months of 2004 was $22.4 million ($1.62 per diluted share), an increase of 20.1% over the first six months of 2003 net income of $18.6 million ($1.37 per diluted share).  The increase in net income is higher than the increase in net sales despite being unfavorably impacted by four significant increases in expenses.  Pension, medical insurance, and external audit expenses in the first six months of 2004 were $6.6 million ($2.8 million after minority interest and income taxes) higher than last year, and legal expenses were $8.5 million ($3.5 million after minority interest and taxes) higher than last year.  The Company was unsuccessful in its pursuit of a patent infringement lawsuit that went to trial during the second quarter.  The case generated significant legal fees, which have been expensed.  In addition, the defendant in the case has filed one countersuit and initiated three other lawsuits against the Company.  The Company has accrued estimated legal fees to defend against these lawsuits.  No amounts have been accrued for possible adverse judgements because management believes the lawsuits have no legitimate basis and the probability of any material adverse judgement is remote.

In addition, the Company recorded a $476 thousand net gain in selling and administrative expenses, or $197 thousand after minority interest and income taxes, related to currency translation gains and losses of Canadian division sales and purchases recorded in Canadian dollars but settled in U.S. dollars and accumulated Canadian cash balances denominated in U.S. dollars.  In a period of a weakening Canadian dollar, sales from the Canadian divisions that are recorded in Canadian dollars and subsequently settled in U.S. dollars result in currency translation gains; conversely purchases result in currency translation losses. Accumulated Canadian cash balances denominated in U.S. dollars result in a currency translation gain.  The opposite would occur in a period of a strengthening Canadian dollar.  In the first six months of 2004, because such sales exceeded purchases, significant U.S. dollar cash balances existed in Canada, and the Canadian dollar weakened, the Company recorded a net gain.  In the first six months of 2003, because the Canadian dollar strengthened, the Company recorded a net loss of $2.7 million, or $1.1 million after minority interest and income taxes. The Company does not hedge this activity with derivative financial instruments and therefore is exposed to future gains or losses based on levels of sales, purchases, and cash balances and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

While the Company recorded a $476 thousand net gain because of the Canadian dollar weakening during the first six months of 2004, the strength of the Canadian dollar compared to the first six months of last year also resulted in a $864 thousand pre-tax benefit, or a positive net income impact of $359 thousand after minority interest and income taxes, from translating operating income of Canadian operations at a higher exchange rate than the first six months of 2003.  In addition, the weakening Canadian dollar resulted in a $1.9 million foreign currency translation adjustment loss, which decreased accumulated other comprehensive income during the first six months of 2004.  In the first six months of 2003, the strengthening Canadian dollar resulted in a $10.1 million foreign currency translation adjustment gain, increasing accumulated other comprehensive income.  Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

Cost of sales for the first six months of 2004 was 65.0% of net sales, compared to 65.3% for the first six months of 2003.  Without the $823 thousand pension plan charge in the first quarter due to a pension plan withdrawal liability associated with a plant closure, cost of sales for the first six months of 2004 would have been 64.8% of net sales.  The resulting improvement in gross profit margin is primarily attributed to mix; some of the Company’s businesses with the highest gross profit margins had the largest improvements in sales volume, and some of the businesses with the lowest gross profit margins had the smallest improvements in sales volume.  The price increase only had a positive impact on gross profit margin toward the end of this year’s second quarter.

Selling and administrative expenses for the first six months of 2004 were 26.0% of net sales, compared to 25.7% in the first six months of 2003. As mentioned above, currency translation gains and losses are included in selling and administrative expenses.  Gains and losses on sales or disposals of property, plant, and equipment are also included therein.  Excluding these two items from both years, selling and administrative expenses would have increased from 25.1% of net sales in 2003 to 26.4% of net sales in 2004.  The increase in selling and administrative expenses as a percentage of net sales was due to a $8.5 million increase in legal expenses, a $5.0 million increase in medical insurance expenses, a $500 thousand increase in pension expense, and a $413 thousand increase in external audit fees related to additional audit procedures required by the Sarbanes-Oxley Act.

In the first six months of 2004, interest income was $857 thousand and interest expense was $684 thousand (net interest income of $173 thousand).  In the first six months of 2003, interest income was $437 thousand and interest expense was $500 thousand (net interest expense of $63 thousand). Interest income was higher because of higher cash and cash equivalents and short-term investments and higher interest rates. Interest expense was considerably higher because, although the average debt balance was lower, $325 thousand of fees related to the GTG revolving credit facilities (which are normally amortized to interest expense over the life of the facility) were written off in the second quarter in anticipation of amending the facilities. The existing GTG revolving credit facilities were amended on August 2, 2004 in order to secure debt financing for the purchase of Thomas 32% interest in GTG as described in note (10) “Subsequent Event.”

Minority interest primarily represents the 32% ownership share of GTG income by Thomas.  It also includes the 49.5% ownership share of Lumec-Schreder income by a Belgian holding corporation of the Schreder Group.  As of July 31, 2004, Thomas no longer has a share of GTG income, because Genlyte purchased Thomas’ 32% ownership interest in GTG.

The effective tax rate was 39.0% for the first six months of 2004 and the first six months of 2003.

Outlook for the Future

Although the overall commercial and industrial construction market conditions are starting to improve, the traditional commercial construction business remains relatively soft.  Management expects the traditional commercial construction markets to improve slightly during the second half of 2004, with more improvement in 2005.  Residential construction remains relatively strong, although the potential increase in interest rates could negatively impact this segment.  To maintain sales at the rate experienced in the first six months of 2004, the Company will have to depend on its specialty and niche businesses to be strong.  However, because of management’s belief that second quarter sales included a substantial amount of volume from accelerated ordering ahead of the announced price increase, sales are not expected to increase in the third quarter as much as they did in the first six months.

The Company is experiencing some significant cost increases.  Group medical insurance has increased significantly and that trend is expected to continue.  Legal expenses have risen dramatically because of patent litigation.  Although those expenses may continue, they are not expected to continue at nearly the same rate as the first six months of 2004.  Potentially the most significant cost increases relate to raw materials.  The market recently has experienced severe increases in steel, aluminum, ballasts, and corrugated packaging.  Although these increases have not yet had a significant impact on product costs because of Company supply agreements, they will affect costs as the agreements expire during the third and fourth quarters of 2004.

In response to realized and potential cost increases, the Company announced price increases ranging from 5% to 8% depending on the product, effective with May orders.  Management is reasonably confident that the price increases will hold.  These increases will be important to the achievement of the Company’s profit goals.

Genlyte’s purchase of the 32% minority interest owned by Thomas in GTG, which closed effective July 31, 2004, will have a significant impact on Genlyte’s  results of operations.  The purchase has decreased cash, cash equivalents, and short-term investments approximately $89 million and increased debt approximately $313 million.  The liability for minority interest has been eliminated (except for a minor amount related to Lumec-Schreder).  In addition, although the following adjustments are not final pending appraisals from outside appraisers,, property, plant, and equipment and intangible assets are being stepped up by 32% of the difference between net book value and fair market value, and goodwill is being increased for the difference between the purchase price and the adjusted value of GTG’s net assets.  In addition to patents, trademarks, etc. the intangible asset step-up includes an estimated value for the profit in backlog.

Results of operations will be affected by increased depreciation expense, amortization of intangible assets, and interest expense, reduced interest income and the elimination of the minority interest to Thomas.  The purchase is expected to be slightly accretive to Genlyte’s earnings in 2004 and significantly more accretive to earnings in 2005.  However, because of the amortization of the profit in backlog, the Company’s income is not expected to increase until after the two-to-three month period during which the stepped-up backlog is sold and flows through the statement of income.  The effective tax rate is expected to decrease from 39.0% to approximately 38.0%.  However, if management decides to repatriate cash held in Canadian subsidiaries, an additional one-time tax liability would be incurred. Genlyte’s total debt to total capital employed has increased from 2.9% to approximately 46%.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company focuses on its net cash or debt (cash, cash equivalents, and short-term investments minus total debt), working capital, and current ratio as its most important measures of short-term liquidity.  For long-term liquidity, the Company considers its ratio of total debt to total capital employed (total debt plus total stockholders’ equity) and trends in net cash and cash provided by operating activities to be the most important measures.  From both a short-term and a long-term perspective, the Company’s liquidity at July 3, 2004 was exceptionally strong.  As mentioned above, however, Genlyte’s purchase of the 32% minority interest owned by Thomas in GTG has had a significant impact on Genlyte’s financial condition and liquidity.

As of July 3, 2004, the Company was in a net cash position of $133.8 million, compared to a net cash position of $141.1 million as of December 31, 2003 and a net cash position of $62.4 million as of June 28, 2003.  Total debt of $11.3 million as of July 3, 2004 was down $128 thousand compared to December 31, 2003, while cash, cash equivalents, and short-term investments decreased to $145.1 million at July 3, 2004 from $152.6 million at December 31, 2003.

Working capital at July 3, 2004 was $349.1 million, compared to $311.4 million at December 31, 2003.  This increase was primarily due to a $45.9 million increase in accounts receivable and a $7.2 million increase in inventory, offset by a $7.5 million decrease in cash, cash equivalents, and short-term investments and an $8.9 million increase in accounts payable and accrued expenses.   The accounts receivable increase reflects a 12% increase in sales for the second quarter of 2004 compared to the fourth quarter of 2003 and a normal seasonal trend in collections.  Accounts receivable as a percentage of sales is normally at the lowest point of the year at the end of December and increases at the end of the second quarter.  As of December 2003, accounts receivable as a percentage of sales was unusually low.  As of July 3, 2004, accounts receivable as a percentage of sales is somewhat higher than at the end of previous second quarters, but does not represent any significant or unusual collection problems.  The inventory increase reflects the current higher level of sales activity compared to the fourth quarter of 2003 and the accounts payable increase reflects the higher level of inventory purchases.  The current ratio was 2.9 at July 3, 2004, compared to 2.8 at December 31, 2003.

The ratio of total debt to total capital employed at July 3, 2004 was at 2.9%, the lowest level in Genlyte’s history, compared to 3.1% at December 31, 2003.  However, as mentioned above, the increase in debt associated with the purchase of Thomas’ 32% minority interest has increased this ratio to approximately 46%.  Because of the Company’s strong cash flow, management believes this level of debt is manageable.

During the first six months of 2004, the Company provided $1.4 million cash from operating activities, compared to providing $16.2 million during the first six months of 2003.  The primary reason for the decrease relates to the buildup of accounts receivable in 2004.  Management expects cash flow from operating activities to be in line with typical seasonal improvements in the second half of 2004, and exceed the cash flow provided in the second half of 2003.

Cash provided by investing activities in the first six months of 2004 was $9.3 million, primarily from converting $19.5 million of short-term investments to cash.  The Company also received $4.6 million of proceeds from the sale of land and building in Barrington, New Jersey (production at this plant had been moved to Sparta, Tennessee in 2002); the sale of land and building in Garland, Texas (production at this plant had been moved to Dallas, Texas and combined with Vari-Lite in April 2003) and a right-of-way at the plant in San Marcos, Texas. Offsetting these proceeds were the acquisition of USS Manufacturing for $2.4 million and purchases of property, plant, and equipment of $12.4 million. In the first six months of 2003, $30 million of short-term investments were converted to cash, primarily to fund the $19 million acquisition of Shakespeare and to reduce long-term debt.  The 2004 capital purchases are higher than 2003 because sales volume has started to improve and management has authorized more capital spending.

The Company has plans to spend approximately $19 million (of which approximately $3 million is anticipated to be spent in the second half of 2004) to build and relocate into a new 250,000 square foot HID (high intensity discharge) manufacturing plant in San Marcos, Texas.  The facility will provide world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time.  Occupancy is scheduled for June 2005.

Cash provided by financing activities during the first six months of 2004 was $1.8 million, with $2.5 million from the exercise of stock options offset by $665 thousand in payments on long-term debt. The Company repurchased no treasury stock during the first six months of 2004 or 2003.  Cash used in financing activities during the first six months of 2003 was $21.4 million, primarily from the repayment of $22.2 million of long-term debt, less stock options exercised of $763 thousand.

The Company’s debt at July 3, 2004 consisted of $11.0 million in industrial revenue bonds, and $0.3 million in capital leases and other.  GTG had a $130 million U.S. revolving credit facility and a $20 million Canadian revolving credit facility with a syndicate of nine banks.  At July 3, 2004, the Company had no borrowings and approximately $19.2 million in outstanding letters of credit under these facilities.  The letters of credit serve to guarantee the industrial revenue bonds as well as insurance reserves. The Company is in compliance with all of its debt covenants.

Effective July 31, 2004, Genlyte acquired the 32% minority interest owned by Thomas in GTG for a cash price of approximately $401,550, including $1,200 of acquisition costs.  The transaction was financed with approximately $88,550 of the Company’s current cash balances plus approximately $313,000 borrowed from four new credit facilities that are detailed below.

On August 2, 2004, Genlyte and its subsidiaries entered into a $180,000 U.S. revolving credit facility and a $20,000 Canadian revolving credit facility (both unsecured credit) with a syndicate of eleven banks.  The former three-year credit facilities, entered into on July 29, 2003, were amended and restated to provide additional debt and now mature on July 31, 2009.  In addition, under the same agreement, the Company entered into a $100,000 U.S. term loan that is payable in five equal installments of $20,000, expiring on July 31, 2009.

On August 2, 2004, Genlyte and its newly formed, wholly-owned subsidiary, Genlyte Receivables Corporation, entered into a U.S. asset backed securitization “ABS” agreement for $100,000 “on balance sheet” financing, which matures on July 31, 2005 and is renewable for two additional years. GTG trade accounts receivable were sold to Genlyte Receivables Corporation, a bankrupt remote entity that secured the debt financing.

On August 2, 2004, Genlyte borrowed $113,000 against the U.S. revolving credit facility, $100,000 against the U.S. term loan, and $100,000 against the ABS agreement.  Also on August 2, 2004, Genlyte entered into interest rate swaps designated to achieve hedge accounting to provide fixed rate interest of approximately 3% on $100,000 (designated for the U.S. revolving credit loan and the U.S. term loan) for two years and 3.4% on $80,000 (designated for the ABS loan) for three years.

Although the Company has now incurred an additional $313 million in debt, management is confident that currently available cash and remaining borrowing facilities, combined with internally generated funds, will be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future.  The Company continues to seek opportunities to acquire businesses that fit its strategic growth plan.  Management believes adequate funds for any such investments will be available through current cash holdings, future borrowings, or equity offerings.

Other

During the second quarter of 2004, the Company finalized its valuation of property, plant, and equipment obtained in the acquisition of Shakespeare in May 2003.  Based on this valuation, the value of property, plant, and equipment would need to be increased by $5.2 million to reflect fair market value.  However, doing so would result in the value assigned to the net assets acquired exceeding the purchase price (“negative goodwill”).  In accordance with SFAS No. 141, “Business Combinations,” the negative goodwill of $2.9 million was assigned pro ratably as a $1.9 million reduction of property, plant, and equipment and a $1.0 million reduction of intangible assets.  An adjustment was made during the second quarter of 2004 to the accompanying balance sheet to increase Property, plant, and equipment by $3.3 million, reduce Other intangible assets by $1.0 million, and reduce Goodwill by $2.3 million (eliminating all the goodwill associated with Shakespeare).

For the first six months of 2004 and 2003, 15.0% and 16.1%, respectively, of the Company’s net sales were generated from operations in Canada.  In addition, the Company has a production facility in Mexico. International operations are subject to fluctuations in currency exchange rates.  The Company monitors its currency exposure in each country, but does not actively hedge or use derivative financial instruments to manage exchange rate risk.  Management cannot predict future foreign currency fluctuations, which have and will continue to affect the Company’s balance sheet and statement of income.  The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $5.6 million gain as of July 3, 2004.  Such adjustments were a $1.9 million loss for the first six months of 2004 and a $10.1 million gain for the first six months of 2003.  Pre-tax gains and losses from foreign currency transactions, which are recorded in selling and administrative expenses, were a gain of $476 thousand for the first six months of 2004 and a loss of $2.7 million for the first six months of 2003.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” and similar expressions are intended to identify such forward-looking statements.  The statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; terrorist activities or war and the effects they may have on the Company or the overall economy; the ability to maintain or increase prices; customer acceptance of new product offerings; ability to sell to targeted markets of schools and health care facilities; the performance of the Company’s specialty and niche businesses; availability and cost of steel, aluminum, corrugated packaging, ballasts, and other raw materials; increases in energy and freight costs; workers’ compensation, casualty and group health insurance costs; the costs and outcomes of various legal proceedings; increases in interest costs arising from an increase in the Company’s debt or an increase in rates; the ultimate valuation of inventory, property, plant, and equipment, and intangible assets related to the purchase of Thomas’ 32% ownership interest in GTG; future acquisitions; foreign exchange rates; and changes in tax rates or laws. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk for interest rates, prices of raw materials and component parts, and foreign currency exchange rates in the operation of its business.  Each of these risks is discussed below.

The Company earns interest income on its cash, cash equivalents, and short-term investments and pays interest expense on its debt.  Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations.  However, through the end of the second quarter of 2004, because of its net cash position (cash, cash equivalents, and short-term investments exceeded total debt) and the current low level of interest rates, interest rate risk was not a material negative exposure to the Company’s operating results.  Interest rates on cash, cash equivalents, and short-term investments could not decrease much further, and an increase in interest rates would result in an increase in interest income exceeding the increase in interest expense.  However, with the purchase of Thomas’ 32% minority interest in GTG, on July 31, 2004, Genlyte’s cash, cash equivalents, and short-term investments have decreased by approximately $89 million and debt has increased by approximately $313 million.  The Company’s exposure to interest rate risk will increase significantly.  To reduce its exposure, the Company has entered into designated hedges in the form of interest rate swaps to provide fixed rate interest of approximately 3.0% on $100 million for two years and 3.4% on $80 million for three years.  As of August 2, 2004, approximately $144 million of variable rate debt was not hedged.  A one-percentage-point increase in interest rates would result in an annualized increase in interest expense of approximately $1.44 million.

The Company purchases large quantities of raw materials and components – mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons.  The Company’s operating results could be affected by the availability and price fluctuations of these materials.  The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No consequential supply problems have been encountered in recent years.  Price risk for these materials is related to increases in commodity items that effect all users of the materials, including the Company’s competitors.  Recently, prices for steel, aluminum, ballasts, and corrugated cartons have risen sharply. Although these increases have not yet had a significant impact on product costs because of Company supply agreements, they will affect costs as the agreements expire during the third and fourth quarters of 2004.  In response to the rising prices of these commodities, the Company announced price increases ranging from 5% to 8%, depending on the product, effective with May orders.  Such price adjustments are subject to competitive pressure, but management believes the price increases will hold.  The Company does not actively hedge or use derivative instruments to manage its risk in this area.

For the first six months of 2004, approximately 15% of the Company’s net sales were generated from operations in Canada.  A significant amount of these products were manufactured in Canada and sold to U.S. customers.  As of July 3, 2004, approximately 16% of the Company’s total assets were in Canada. The Company’s financial condition and operating results are affected by changes in Canadian dollar exchange rates, but management regards this risk as manageable and, therefore, does not actively hedge or use derivative instruments in this area.  Foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income, were a $1.9 million loss for the first six months of 2004 and a $10.1 million gain for the first six months of 2003.  Pre-tax gains and losses from foreign currency transactions, which are recorded in selling and administrative expenses, were a gain of $476 thousand for the first six months of 2004 and a loss of $2.7 million for the first six months of 2003.

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

The Company also maintains a system of internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d -15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.  There were no changes in the Company’s internal control over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Genlyte was named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation (“Keene”).  The complaint was filed by the Creditors Trust created for the benefit of Keene’s creditors (the “Trust”), and sought from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief.  With respect to Genlyte, the complaint principally maintained that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation (“Bairnco”).  Following confirmation of the Keene reorganization plan, the parties moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court.  On March 17, 2003, the Court entered a summary judgment in favor of all defendants in the case. On April 14, 2003, the Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit.  On April 9, 2004, the Panel affirmed by Summary Order the judgment of the lower Court which had dismissed the case. On April 23, 2004 the Trust filed a Petition for Panel Rehearing of its Summary Order, which was denied on May 18, 2004.  On July 8, 2004 the Trust informed Genlyte that it would not further appeal the case, waiving its right to file a Petition for Certiorari in the Supreme Court of the United States (the deadline for which would otherwise pass on August 16, 2004).  The Trust and Genlyte have agreed that the Trust will reimburse Genlyte the approximate sum of $58 thousand as compensation for “costs” awarded to Genlyte at the time the case was dismissed.

In the normal course of business, the Company is a plaintiff in various lawsuits and is also subject to various legal claims which arise in the normal course of business, including being a defendant and/or being a potentially responsible party in patent, trademark, product liability, environmental and contract claims and litigation. Based on information currently available, it is the opinion of management that the ultimate resolution of all pending and threatened claims against the Company will not have a material adverse effect on the financial condition or results of operations of the Company.

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

The following matter was submitted to a vote of security holders in the second quarter of 2004.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibit 2 - Purchase Agreement by and among The Genlyte Group Incorporated, Genlyte Thomas Group LLC, and Thomas Industries Inc., dated May 20, 2004, filed as Exhibit 2 to the Company’s report on Form 8-K dated May 25, 2004, hereby incorporated by reference.

Exhibit 31.1 – CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K:

The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 2004 or subsequently:

A Form 8-K was filed on April 15, 2004, attaching a news release titled “Second Circuit Court of Appeals Affirms Dismissal of Keene Fraudulent Conveyance Case Against Genlyte.”

A Form 8-K was filed on April 22, 2004, attaching a news release titled “Genlyte Announces First Quarter Earnings of $.78 Per Share, Up 20%.”

A Form 8-K was filed on May 13, 2004, attaching a news release titled “Genlyte Thomas Group LLC Announces Acquisition of USS Manufacturing Inc.”

A Form 8-K was filed on May 25, 2004, attaching a news release titled “Genlyte Announces Acquisition of Thomas Industries’ 32% Minority Interest in Genlyte Thomas Group LLC.”

A Form 8-K was filed on June 3, 2004, reporting that management of The Genlyte Group Incorporated sent a notice to the directors and officers of Genlyte Thomas Group LLC, and its executive committee of management, and to the directors and officers of The Genlyte Group Incorporated, informing them of a blackout with respect to the trading of the common stock of The Genlyte Group Incorporated.

A Form 8-K was filed on July 9, 2004, attaching a news release titled “Keene Fraudulent Conveyance Case Against Genlyte Will Not Be Further Appealed.”

A Form 8-K was filed on July 21, 2004, attaching a news release titled “Genlyte Announces Record Second Quarter Sales And Earnings of $0.83 Per Share.”

A Form 8-K was filed on August 3, 2004, attaching a news release titled “Genlyte Completes Acquisition of 32% Minority Interest in Genlyte Thomas Group LLC from Thomas Industries.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of August 9, 2004 by the undersigned thereunto duly authorized.

THE GENLYTE GROUP INCORPORATED
(Registrant)

/s/ Larry K. Powers
Larry K. Powers
Chairman, President and Chief Executive Officer

/s/ William G. Ferko
William G. Ferko
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 2

Purchase Agreement by and among The Genlyte Group Incorporated, Genlyte Thomas Group LLC, and Thomas Industries Inc., dated May 20, 2004, filed as Exhibit 2 to the  Company’s report on Form 8-K dated May 25, 2004, hereby incorporated by reference

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