Form 10-Q
period 2004-10-02
GENLYTE GROUP INC
filed 2004-11-12
CIK 833076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

Commission File Number  0-16960

THE GENLYTE GROUP INCORPORATED

10350 ORMSBY PARK PLACE

SUITE 601

LOUISVILLE, KY  40223

(502) 420-9500

Incorporated in Delaware	I.R.S. Employer
Identification No. 22-2584333

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                      ☒  Yes  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).                ☒  Yes  No  ☐

The number of shares outstanding of the issuer’s common stock as of October 31, 2004 was 13,751,056

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 2, 2004

PART I.                 FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 2, 2004 AND SEPTEMBER 27, 2003

(Amounts in thousands, except earnings per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$303,085	$272,769	$881,884	$764,795
Cost of sales	196,144	176,146	572,278	497,613
Gross profit	106,941	96,623	309,606	267,182
Selling and administrative expenses	74,167	67,772	224,375	194,040
Gain on settlement of patent litigation	—	(8,000)	—	(8,000)
Amortization of intangible assets	3,472	395	3,937	852
Operating profit	29,302	36,456	81,294	80,290
Interest expense (income), net	1,682	(128)	1,509	(65)
Minority interest, net of income taxes	2,853	10,730	18,314	23,941
Income before income taxes	24,767	25,854	61,471	56,414
Income tax provision	9,444	10,084	23,758	22,002
Net income	$15,323	$15,770	$37,713	$34,412

Earnings per share:
Basic	$1.12	$1.17	$2.77	$2.55
Diluted	$1.10	$1.16	$2.72	$2.53

Weighted average number of shares outstanding:
Basic	13,682	13,492	13,612	13,472
Diluted	13,934	13,645	13,865	13,576

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 2, 2004 AND DECEMBER 31, 2003

(Amounts in thousands, except share data)

	(Unaudited) October 2, 2004	December 31, 2003
Assets:
Current Assets:
Cash and cash equivalents	$60,122	$82,136
Short-term investments	—	70,479
Accounts receivable, less allowances for doubtful accounts of $13,537 and $13,456, as of October 2, 2004 and December 31, 2003	197,505	160,111
Inventories:
Raw materials	56,676	54,371
Work in process	18,195	17,228
Finished goods	77,611	72,299
Total inventories	152,482	143,898
Deferred income taxes and other current assets	30,726	28,602
Total current assets	440,835	485,226
Property, plant and equipment, at cost	425,835	387,507
Less: accumulated depreciation and amortization	277,369	275,883
Net property, plant and equipment	148,466	111,624
Goodwill	245,788	150,532
Other intangible assets, net of accumulated amortization	115,794	21,315
Other assets	5,116	5,028
Total Assets	$955,999	$773,725

Liabilities & Stockholders’ Equity:
Current Liabilities:
Short-term debt	$96,412	$—
Current maturities of long-term debt	20,238	284
Accounts payable	97,918	98,114
Accrued expenses	87,301	75,431
Total current liabilities	301,869	173,829
Long-term debt	174,051	11,190
Deferred income taxes	37,401	35,577
Minority interest	829	159,632
Accrued pension and other long-term liabilities	36,299	36,129
Total liabilities	550,449	416,357
Commitments and contingencies
Stockholders’ Equity:
Common stock ($.01 par value, 30,000,000 shares authorized; 14,619,051 and 14,481,426 shares issued as of October 2, 2004 and December 31, 2003; 13,711,016 and 13,573,395 shares outstanding as of October 2, 2004 and December 31, 2003)	137	136
Additional paid-in capital	19,276	12,988
Retained earnings	352,133	314,420
Accumulated other comprehensive income	34,004	29,824
Total stockholders’ equity	405,550	357,368
Total Liabilities & Stockholders’ Equity	$955,999	$773,725

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 2, 2004 AND SEPTEMBER 27, 2003

(Amounts in thousands)

(Unaudited)

	2004	2003
Cash Flows From Operating Activities:
Net income	$37,713	$34,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,209	19,129
Net (gain) loss from disposals of property, plant and equipment	(1,879)	172
Minority interest	13,204	22,893
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in:
Accounts receivable	(36,004)	(18,346)
Inventories	(4,900)	1,665
Deferred income taxes and other current assets	(1,984)	(1,536)
Intangible and other assets	56	930
Increase (decrease) in:
Accounts payable	(935)	4,363
Accrued expenses	11,429	1,489
Accrued pension and other long-term liabilities	(145)	(756)
All other, net	1,874	279
Net cash provided by operating activities	40,637	64,694
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash received	(404,476)	(20,132)
Purchases of property, plant and equipment	(18,623)	(13,026)
Proceeds from sales of property, plant and equipment	4,580	28
Purchases of short-term investments	(43,145)	(72,263)
Proceeds from sales of short-term investments	113,047	71,860
Net cash used in investing activities	(348,617)	(33,533)
Cash Flows From Financing Activities:
Increase in short-term debt, net	96,412	—
Proceeds from long-term debt	200,000	—
Repayments of long-term debt	(17,736)	(22,497)
Exercise of stock options	4,565	1,389
Net cash provided by (used in) financing activities	283,241	(21,108)
Effect of exchange rate changes on cash and cash equivalents	2,725	(1,348)
Net (decrease) increase in cash and cash equivalents	(22,014)	8,705
Cash and cash equivalents at beginning of period	82,136	67,019
Cash and cash equivalents at end of period	$60,122	$75,724

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

OCTOBER 2, 2004

(Dollars in thousands, except per share amounts)

(Unaudited)

(1)                                 Summary of Significant Accounting Policies

Basis of Presentation: Throughout this Form 10-Q, “Company” as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and all majority-owned subsidiaries.  “Genlyte” as used herein refers only to The Genlyte Group Incorporated.  “GTG” as used herein refers to Genlyte Thomas Group LLC, which was formerly owned 68% by Genlyte and 32% by Thomas Industries Inc. (“Thomas”).  As of July 31, 2004, Genlyte purchased Thomas’ 32% minority interest in GTG and now owns 100% of GTG.  See note (2) “Acquisition of 32% Minority Interest in GTG.”

The financial information presented is unaudited (except information as of December 31, 2003); however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The financial information has been prepared in accordance with rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the three-month and nine-month periods ended October 2, 2004 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from these estimates.

Stock-Based Compensation Costs: As of October 2, 2004, the Company had two stock-based compensation (stock option) plans.  The Company accounts for those plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.”  Because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company’s net income and earnings per share for the three and nine months ended October 2, 2004 and September 27, 2003 would have been as follows on the next page.

Stock-based compensation costs for the three months ended October 2, 2004 and September 27, 2003 follow:

	2004	2003
Net income, as reported	$15,323	$15,770
Stock-based compensation cost using fair value Method, net of related tax effects	970	16
Net income, pro forma	$14,353	$15,754

Earnings per share:
Basic, as reported	$1.12	$1.17
Basic, pro forma	$1.05	$1.17
Diluted, as reported	$1.10	$1.16
Diluted, pro forma	$1.03	$1.15

Stock-based compensation costs for the nine months ended October 2, 2004 and September 27, 2003 follow:

	2004	2003
Net income, as reported	$37,713	$34,412
Stock-based compensation cost using fair value Method, net of related tax effects	4,252	1,806
Net income, pro forma	$33,461	$32,606

Earnings per share:
Basic, as reported	$2.77	$2.55
Basic, pro forma	$2.46	$2.41
Diluted, as reported	$2.72	$2.53
Diluted, pro forma	$2.41	$2.40

Genlyte normally grants substantially all of its stock options in the first quarter each year. However, Genlyte did grant 90,000 stock options in the third quarter of 2004.  Because the stock options are granted for prior service, all of the compensation cost under the fair value method would be recorded when the stock options are granted. Options representing 72,130 and 165,855 shares of Genlyte common stock were exercised in the third quarter and first nine months, respectively, of 2004.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year presentation.  These changes had no impact on previously reported net income or stockholders’ equity.

Adoption of New Accounting Standards: In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106,” to improve financial statement disclosures for retirement and other postretirement benefit plans. The revised SFAS No. 132 requires that companies provide more detailed disclosures about their plan assets, benefit obligations, cash flows, benefit costs, and other relevant information on an annual basis.  In addition, the revised SFAS No. 132 requires certain disclosures for interim periods beginning after December 15, 2003.  The Company has provided the required interim disclosures in note (9) “Retirement and Other Postretirement Benefit Plans.”

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which introduced a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted.  In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), which supersedes FSP FAS 106-1 with the same title, which was issued in January 2004.  FSP FAS 106-2 discusses certain accounting and disclosure issues raised by MMA and is effective for the first interim or annual period beginning after June 15, 2004 (the third quarter of 2004 for the Company).

The Company has concluded that the prescription drug benefits provided under its postretirement plans are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy.  FSP FAS 106-2 provides two alternative methods of transition when adopted – retroactive to the date of enactment or prospective from the date of adoption.  In the third quarter of 2004, the Company adopted FSP FAS 106-2 and elected the retroactive transition method.  Application of FSP FAS 106-2 resulted in a $472 reduction in the accumulated postretirement benefit obligation and a $44 reduction in net periodic postretirement benefit costs.

(2)                                 Acquisition of 32% Minority Interest in GTG

Effective July 31, 2004, Genlyte, through its wholly-owned subsidiaries, acquired the 32% minority interest owned by Thomas in GTG for a cash price of $386,500 plus 32% of GTG’s earnings, less distributions to Thomas, from January 1, 2004 through the closing at July 31, 2004. The transaction was structured as an asset purchase of various interests owned by Thomas and certain of its subsidiary entities. The purchase price was approximately $402,022, including $1,120 of acquisition related costs.  However, the purchase price amount is subject to adjustment pending final determination of GTG’s earnings and taxes. The purchase price was determined through arm’s length negotiations between Genlyte and Thomas.  The transaction was financed with approximately $89,022 of the Company’s available cash and short-term investment balances plus $313,000 borrowed from four new credit facilities that are explained in note (7) “Debt.”

The acquisition of Thomas’ 32% minority interest in GTG is being accounted for using the purchase method of accounting. The total purchase price is allocated to 32% of the net tangible and identifiable intangible assets of GTG based on their estimated fair values as of July 31, 2004.  A preliminary allocation of the purchase price to 32% of the net assets acquired follows:

Inventory	$2,597
Property, plant and equipment	34,176
Trademarks/Trade names	72,742
Customer relationships	26,560
Patents	4,752
Backlog	2,717
Non-competition agreements	320
Goodwill	87,873
Liabilities	172,026
Deferred tax liability	(1,741)
Estimated total purchase price	$402,022

However, this allocation is subject to adjustment pending the gathering of additional information, including the finalization of appraisals, about the fair value of intangible assets, property, plant, and equipment, and pension liabilities. Accordingly, the amounts above may change as the purchase price allocation is finalized.

The acquisition is expected to improve Genlyte’s net income assuming the elimination of minority interest expense exceeds the combination of (1) decreased interest income from lower cash and short-term investment balances, (2) increased interest expense from higher debt balances, and (3) increased depreciation and amortization expense from the step-up of 32% of inventory, property, plant, and equipment, and intangible assets to fair market value.

The Company’s statement of income reflects the discontinuation of Thomas’ minority interest as well as the decreased interest income, increased interest, depreciation and amortization expenses resulting from the acquisition since the date of the acquisition.  On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of each period presented, the Company’s results would have been as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$303,085	$272,769	$881,884	$764,795
Net income	$16,282	$17,242	$44,404	$40,113
Earnings per share	$1.17	$1.26	$3.20	$2.95

Pro forma net income for each period presented reflects the following nonrecurring pro forma adjustments:  (1) A charge of $2,717 for amortization of profit in backlog.  The full amount of the step-up to fair market value of profit in backlog would be amortized in the quarter that the acquisition occurred.  (2) A charge of $2,597 to cost of sales for the step-up to fair market value of inventory.  The full amount of the step-up would be charged to cost of sales in the quarter that the acquisition occurred.  (3)  A charge of $325 for unamortized debt issuance costs related to the August 2003 revolving credit facility, which was replaced by a new facility.

(3)                                 Comprehensive Income

Comprehensive income for the three months ended October 2, 2004 and September 27, 2003 follows:

	2004	2003
Net income	$15,323	$15,770
Gain (loss) on foreign currency translation	7,172	(1,608)
Loss on change in fair value of interest rate swaps	(1,101)	—
Total comprehensive income	$21,394	$14,142

Comprehensive income for the nine months ended October 2, 2004 and September 27, 2003 follows:

	2004	2003
Net income	$37,713	$34,412
Gain on foreign currency translation	5,281	8,492
Loss on change in fair value of interest rate swaps	(1,101)	—
Total comprehensive income	$41,893	$42,904

(4)                                 Earnings Per Share

The calculation of the average common shares outstanding assuming dilution for the three months ended October 2, 2004 and September 27, 2003 follows:

	2004	2003
	(Amounts in thousands)
Average common shares outstanding	13,682	13,492
Incremental common shares issuable:
Stock option plans	252	153
Average common shares outstanding assuming dilution	13,934	13,645

The calculation of the average common shares outstanding assuming dilution for the nine months ended October 2, 2004 and September 27, 2003 follows:

	2004	2003
	(Amounts in thousands)
Average common shares outstanding	13,612	13,472
Incremental common shares issuable:
Stock option plans	253	104
Average common shares outstanding assuming dilution	13,865	13,576

(5)                                 Goodwill and Intangible Assets

The changes in the net carrying amounts of goodwill by segment for the nine months ended October 2, 2004 were as follows:

	Commercial	Residential	Industrial and Other	Total
Balance as of January 1, 2004	$124,510	$21,627	$4,395	$150,532
Acquisitions (a)	73,956	12,625	2,566	89,147
Adjustments to goodwill acquired previously (b)	5,304	(196)	—	5,108
Effect of exchange rate change on Canadian goodwill	987	4	10	1,001
Balance as of October 2, 2004	$204,757	$34,060	$6,971	$245,788

(a)           The acquisition of Thomas’ minority interest in GTG added $87,873 to goodwill.  See note (2) “Acquisition of 32% Minority Interest in GTG.” The USS Manufacturing acquisition in the second quarter of 2004 added $1,274 to goodwill.

(b)          In conjunction with the appraisal process related to the acquisition of Thomas’ 32% minority interest and the finalization of the Shakespeare Composite Structures purchase price allocation, the Company adjusted the carrying amount of certain property, plant, and equipment, intangible assets, and goodwill related to prior acquisitions.

Summarized information about the Company’s other intangible assets follows:

	As of October 2, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$283	$280	$12,783	$1,515
Non-competition agreements	1,970	251	10,550	1,157
Customer relationships	26,560	204	—	—
Patents	5,670	275	750	171
Profit in backlog	2,905	2,905	188	188
Total	$37,388	$3,915	$24,271	$3,031

Unamortized intangible assets:
Trademarks and trade names	$77,702		$75
License agreements	4,619
Total	$82,321		$75

The increase in the gross carrying amount of customer relationships, patents, profit in backlog, trademarks and trade names since December 31, 2003 relates to the acquisition of the 32% minority interest in GTG.  See note (2) “Acquisition of 32% Minority Interest in GTG.”  The decrease in amortized license agreements and non-competition agreements and the increase in unamortized license agreements relate to the adjustment of the carrying amount of certain intangible assets related to prior acquisition noted in (b) on the previous page.

The Company amortizes the license agreements over lives of two and three years, the non-competition agreements over two and five years, customer relationships over twenty years, and patents over five to fifteen years. Amortization expense for intangible assets was $3,937 during the first nine months of 2004, compared to $852 during the first nine months of 2003. The 2004 amortization expense includes $2,717 of one-time amortization related to the fair value of the profit in backlog acquired with the acquisition of Thomas’ 32% minority interest. Estimated amortization expense for intangible assets for the next five full years is $2,758 for 2005, $2,288 for 2006, $1,728 for 2007, $1,728 for 2008, and $1,726 for 2009.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the nine months ended October 2, 2004 and September 27, 2003 were as follows:

	2004	2003
Balance, beginning of period	$4,034	$1,883
Addition from company acquired	—	300
Additions charged to expense	6,604	5,757
Deductions for repairs and replacements	7,213	5,809
Balance, end of period	$3,425	$2,131

(7)                                 Debt

Long-term debt as of October 2, 2004 and December 31, 2003 consisted of the following:

	October 2, 2004	December 31, 2003
U.S. revolving credit facility	$83,000	$—
U.S. term loan	100,000	—
Industrial revenue bonds	11,000	11,000
Capital leases and other	289	474
Total long-term debt	194,289	11,474
Less: current maturities (amounts payable within one year)	20,238	284
Non-current long-term debt	$174,051	$11,190

On August 2, 2004, Genlyte and its subsidiaries amended and restated the former three-year credit facilities entered into on July 29, 2003, to provide additional borrowing capacity.  The amended facilities consist of a $180,000 U.S. revolving credit facility and a $20,000 Canadian revolving credit facility with a syndicate of eleven banks and now mature on July 31, 2009.  In addition, under the same agreement, the Company entered into a $100,000 U.S. term loan that is payable in five equal installments of $20,000, expiring on July 31, 2009.  According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged.  As of October 2, 2004, total borrowings were $83,000 under the U.S. credit facility, zero under the Canadian credit facility, and $100,000 under the term loan.  In addition, as of October 2, 2004, the Company had outstanding $19,770 of letters of credit, which are subject to a fee of 0.875% and reduce the amount available to borrow under the U.S. facility.  The letters of credit serve to guarantee the industrial revenue bonds as well as insurance reserves.

The U.S. revolving credit facility and the U.S. term loan bear interest at the option of the borrower based upon either (1) the higher of the National City Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the Eurodollar Rate (“LIBOR”) plus the Eurodollar Margin (a margin as determined by Genlyte’s Leverage Ratio (total debt to EBITDA, or earnings before interest, taxes, depreciation, and amortization)). Borrowings on the Canadian revolving credit facility can be made in Canadian dollars or U.S. dollars.  Loans in Canadian dollars bear interest at the option of the borrower based upon either (1) the Canadian Deposit Offered Rate (“CDOR”) as determined by the Canadian administrative agent plus the Eurodollar Margin, or (2) the higher of the Canadian prime rate or CDOR plus 1.0%.   Loans in U.S. dollars bear interest at the same rates as the U.S. revolving credit facility.  Based upon Genlyte’s Leverage Ratio as of October 2, 2004, the Eurodollar Margin was 0.875% and the commitment fee on the unused portion of the facility was 0.175%.  As of October 2, 2004 the interest rate on the U.S. revolving credit facility and the U.S. term loan was 2.625%.

Both facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature, including limitations on the aggregate amount of additional indebtedness outstanding, a maximum Leverage Ratio, and a minimum interest coverage ratio.  As of October 2, 2004, the Company was in compliance with all of the covenants.  Under the most restrictive covenant, which is the Leverage Ratio, the Company could incur approximately $160,000 in additional debt and still comply with the covenant.

The Company has $11,000 of variable rate Industrial Revenue Bonds that mature between 2009 and 2016. As of October 2, 2004, the weighted average interest rate on these bonds was 1.55%.  These bonds are backed by the letters of credit mentioned above.

Future annual principal payments of long-term debt for the years ending December 31, are summarized as follows:

2004 (remaining three months)	$5,067
2005	20,201
2006	20,007
2007	20,007
2008	20,007
Thereafter	109,000
Total long-term debt	$194,289

On August 2, 2004, Genlyte and its newly formed, wholly-owned subsidiary, Genlyte Receivables Corporation, entered into a U.S. asset backed securitization “ABS” agreement for $100,000 “on balance sheet” financing, which matures on July 31, 2005 and is renewable for two additional years. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity. As of October 2, 2004, total borrowings were $96,412 (classified as short-term debt) under the ABS loan, which bears interest at one- month LIBOR plus 0.395%.  As of October 2, 2004 the actual rate was 2.20%.  Net trade accounts receivable pledged as collateral for borrowings under the ABS loan were $165,072 as of October 2, 2004.

On August 2, 2004, Genlyte entered into interest rate swap contracts designated as cash flow hedges to provide fixed rate interest of approximately 3.0% on $100,000 for two years and 3.4% on $80,000 for three years.  See note (8) “Derivative Instruments and Hedging Activities.”

Interest expense and (income) for the three and nine months ended October 2, 2004 and September 27, 2003 were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Interest expense	$2,033	$234	$2,718	$733
Interest (income)	(351)	(362)	(1,209)	(798)
Net interest expense (income)	$1,682	$(128)	$1,509	$(65)

(8)                                 Derivative Instruments and Hedging Activities

The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and component parts, and fluctuations in foreign currency exchange rates.  The Company does not currently use, and during the past two years has not used, derivative instruments to manage or hedge changes in prices of raw materials and component parts or fluctuations in foreign currency exchange rates.  The Company does not use any type of derivative instruments for speculative or trading purposes.

On August 2, 2004, the Company entered into interest rate swap contracts for the first time.  The purpose of these swaps is to hedge exposure to uncertain future cash flows resulting from interest rate fluctuations on a portion of the Company’s variable rate debt.  Under the terms of these swaps, the Company receives a LIBOR-based variable interest rate and pays a fixed interest rate of 3.0% on $100,000 for two years and 3.4% on $80,000 for three years.  Therefore, as a result of these swaps, the Company will pay a weighted-average fixed interest rate of 3.85% on $180,000 of its total debt described in note (7) “Debt” and the remaining debt of $110,701 is exposed to variable interest rates.

The Company accounts for its interest rate swap contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), as amended. SFAS No. 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value.  For derivatives (swaps) that are not designated as hedges, gains or losses resulting from changes in fair value are recognized currently in the statement of income.  For swaps that are designated as cash flow hedges, special “hedge accounting” applies so that the effective portion of such gains or losses is reported as a component of accumulated other comprehensive income (loss) and reclassified to the statement of income in the same period that the hedged transaction affects net income.  The ineffective portion of any gains or losses is immediately recognized in the statement of income.  If the swap is sold or terminated before the underlying debt is extinguished, the balance in accumulated other comprehensive income (loss) is amortized to net income (via interest income or interest expense) over the remaining life of the debt.  If the debt is extinguished before the swaps are terminated, the balance in accumulated other comprehensive income (loss) is immediately recognized in interest income or interest expense.

The Company has designated its interest rate swap contracts as cash flow hedges.  The changes in fair value on these contracts totaling ($1,101) as of October 2, 2004 have been recorded in accumulated other comprehensive income (loss) with an offset in other long-term liabilities.  The liability will be adjusted as the fair values of the swaps change.  The Company estimates that all of the $1,101 losses will be reclassified to interest expense during the next twelve months.  The Company has appropriately recognized no gain or loss in interest income or interest expense during the three months ended October 2, 2004 due to hedge ineffectiveness.

(9)                                 Retirement and Other Postretirement Benefit Plans

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

The components of net periodic pension benefit costs for U.S. and Canadian plans for the three months and nine months ended October 2, 2004 and September 27, 2003 follow:

	U.S. Plans
	Three months ended		Nine months ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Components of Net Periodic Benefit Costs:
Service cost	$544	$555	$1,632	$1,665
Interest cost	1,563	1,545	4,689	4,635
Expected return on plan assets	(1,580)	(1,436)	(4,740)	(4,308)
Amortization of prior service cost	82	93	246	279
Recognized actuarial loss	377	291	1,131	873
Net pension expense of defined benefit plans	986	1,048	2,958	3,144
Defined contribution plans	1,505	1,267	5,255	3,437
Multi-employer plans for certain union employees	123	85	322	180
Total net periodic benefit costs	$2,614	$2,400	$8,535	$6,761

	Canadian Plans
	Three months ended		Nine months ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Components of Net Periodic Benefit Costs:
Service cost	$106	$75	$316	$215
Interest cost	132	121	392	349
Expected return on plan assets	(143)	(126)	(425)	(362)
Amortization of transition amounts	(1)	(1)	(3)	(3)
Amortization of prior service cost	6	5	17	16
Recognized actuarial loss	24	21	70	59
Net pension expense of defined benefit plans	124	95	367	274
Defined contribution plans	341	110	813	399
Total net periodic benefit costs	$465	$205	$1,180	$673

During the nine months ended October 2, 2004, the Company contributed $4,296 to its U.S. defined benefit plans and contributed $530 to its Canadian defined benefit plans.  The Company expects to contribute approximately $720 to its U.S. defined benefit plans during the remainder of 2004.  The Company does not expect to make any additional contributions to the Canadian defined benefit plans during the remainder of 2004.  These amounts are based on the total contributions needed during 2004 to satisfy current minimum funding requirements.

The Company provides postretirement medical and life insurance benefits for certain retirees and employees, and accrues the cost of such benefits during the remaining expected lives of such retirees and the service lives of such employees. The components of net periodic postretirement benefit costs for the three months and the nine months ended October 2, 2004 and September 27, 2003 follow:

	Three months ended		Nine month ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Components of Net Periodic Benefit Costs:
Service cost	$3	$13	$33	$39
Interest cost	54	95	230	285
Recognized prior service cost (credit)	(9)	(10)	(29)	(30)
Recognized actuarial loss	8	40	92	120
Total net periodic benefit costs	$56	$138	$326	$414

For the nine months ended October 2, 2004, the Company contributed $393 to its postretirement benefit plans. The Company expects to make additional contributions of $131 to its postretirement benefit plans during the remainder of 2004.

(10)                          Contingencies

Genlyte was named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation (“Keene”).  The complaint was filed by the Creditors Trust created for the benefit of Keene’s creditors (the “Trust”), and sought from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief.  With respect to Genlyte, the complaint principally maintained that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation (“Bairnco”).  Following confirmation of the Keene reorganization plan, the parties moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court.  On March 17, 2003, the Court entered a summary judgment in favor of all defendants in the case. On April 14, 2003, the Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit.  On April 9, 2004, the Panel affirmed by Summary Order the judgment of the lower Court which had dismissed the case. On April 23, 2004 the Trust filed a Petition for Panel Rehearing of its Summary Order, which was denied on May 18, 2004.  On July 8, 2004 the Trust informed Genlyte that it would not further appeal the case, waiving its right to file a Petition for Certiorari in the Supreme Court of the United States (the deadline for which would otherwise pass on August 16, 2004).  The Trust and Genlyte agreed that the Trust would reimburse Genlyte the approximate sum of $58 as compensation for “costs” awarded to Genlyte at the time the case was dismissed, and the Trust has done so. The matter is now finally concluded, in Genlyte’s favor.

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

(11)                          Segment Reporting

The Company’s reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment.  Corporate expenses are allocated to the segments. Segment operating data for the three months ended October 2, 2004 and September 27, 2003 follows:

	Commercial	Residential	Industrial and Other	Total
2004
Net sales	$227,881	$35,661	$39,543	$303,085
Operating profit	$22,147	$4,204	$2,951	$29,302
Total assets as of October 2	$727,233	$121,244	$107,522	$955,999

2003
Net sales	$209,991	$31,879	$30,899	$272,769
Operating profit	$27,769	$5,484	$3,203	$36,456
Total assets as of December 31	$585,793	$100,473	$87,459	$773,725

Segment operating data for the nine months ended October 2, 2004 and September 27, 2003 follows:

	Commercial	Residential	Industrial and Other	Total
2004
Net sales	$659,320	$107,417	$115,147	$881,884
Operating profit	$59,593	$12,133	$9,568	$81,294

2003
Net sales	$572,195	$96,843	$95,757	$764,795
Operating profit	$57,735	$13,388	$9,167	$80,290

The Company has operations throughout North America.  Information about the Company’s operations by geographical area for the three months ended October 2, 2004 and September 27, 2003 follows.  Foreign balances represent activity in Canadian operations.

	United States	Foreign	Total
2004
Net sales	$249,267	$53,818	$303,085
Operating profit	$21,164	$8,138	$29,302
Long-lived assets as of October 2	$392,240	$122,924	$515,164

2003
Net sales	$223,861	$48,908	$272,769
Operating profit	$27,549	$8,907	$36,456
Long-lived assets as of December 31	$224,725	$63,774	$288,499

Information about the Company’s operations by geographical area for the nine months ended October 2, 2004 and September 27, 2003 follows:

	United States	Foreign	Total
2004
Net sales	$741,064	$140,820	$881,884
Operating profit	$62,774	$18,520	$81,294

2003
Net sales	$636,430	$128,365	$764,795
Operating profit	$63,716	$16,574	$80,290

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Until July 31, 2004, The Genlyte Group Incorporated (“Genlyte”) held a 68% interest in Genlyte Thomas Group LLC (“GTG”), while Thomas Industries Inc. (“Thomas”) held the remaining 32% interest. As of July 31, 2004, Genlyte purchased Thomas’ 32% ownership interest in GTG and now owns 100% of GTG. The Genlyte Group Incorporated and subsidiaries (the “Company”) is one of the three largest manufacturers of lighting fixtures in North America, and the largest company in North America devoted exclusively to selling lighting fixtures, controls, and related products.  The Company currently has a 14% share of the North American lighting market, which it estimates to be approximately $7.5 billion.  The total market is divided as follows: 33% commercial, 32% residential, 27% outdoor, and 8% industrial. The Company participates primarily in the commercial and outdoor markets, but also has a considerable position in the residential and industrial markets.

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

In spite of the traditional commercial construction markets remaining soft during the third quarter of 2004, the Company’s net sales grew by 11.1% compared to the third quarter of 2003.  All three of the Company’s segments enjoyed solid sales growth, with the Commercial segment increasing by 8.5%, the Residential segment increasing by 11.9%, and the Industrial and Other segment increasing by 28.0%.

Although some of the commercial and industrial construction market sectors are starting to recover, the traditional commercial construction business remains relatively soft, and management does not expect it to improve in the fourth quarter. Management’s outlook for the overall commercial construction markets is a soft rebound during the next year or two. Residential construction remains very strong, although the potential increase in interest rates could negatively impact this segment.  Overall, management expects fourth quarter sales to continue at or near the third quarter levels.

The Company is experiencing some significant cost increases.  Group medical insurance has increased significantly and that trend is expected to continue.  Legal expenses have risen dramatically because of patent litigation, but they are not expected to continue.  Potentially the most significant cost increases relate to steel, aluminum, ballasts, corrugated packaging, freight, and energy costs.  These increases began to have an impact on the Company’s product costs in the third quarter and will have a greater impact in the fourth quarter as supply agreements continue to expire.

In response to realized and potential cost increases, the Company announced price increases ranging from 5% to 8% effective with May 2004 orders.  The Company recently announced additional price increases ranging from 5% to 10% effective with November 2004 orders.  Price increases are always subject to competitive pressure, and management does not necessarily expect to attain the full amount of the announced increases, but management believes the Company will realize significant benefits from these price increases over time.  Because of the timing of obtaining versus shipping  orders, the November price increase is likely to have only a minor impact on fourth quarter sales.

Genlyte’s acquisition of the 32% minority interest owned by Thomas in GTG, which closed effective July 31, 2004, has had a significant impact on Genlyte’s financial condition, results of operations, and liquidity.  The acquisition decreased cash approximately $89 million and increased debt approximately $313 million, virtually eliminated the liability for minority interest, and resulted in increased values for inventory, property, plant, and equipment, intangible assets, and goodwill. The acquisition actually had a negligible impact on third quarter net income because the benefit of the elimination of minority interest expense was entirely negated by decreased interest income, increased interest expense, and increased depreciation and amortization expense related to the step-up of inventory, property, plant, and equipment and intangible assets, especially inventory and profit in backlog, which were fully amortized during the third quarter.  Because the fourth quarter results will have no amortization of inventory or profit in backlog, the positive impact on net income will be significant.

Regarding the legal proceeding between Genlyte and the Keene Creditors Trust, on July 8, 2004 the Trust informed Genlyte that it would not further appeal the case, waiving its right to file a Petition for Certiorari in the Supreme Court of the United States. The matter is now finally concluded, in Genlyte’s favor.

RESULTS OF OPERATIONS

Comparison of Third Quarter 2004 to Third Quarter 2003

Net sales for the third quarter of 2004 were $303.1 million, an increase of 11.1% compared to 2003 third quarter net sales of $272.8 million. Net sales for the Commercial segment increased by 8.5%; net sales for the Residential segment increased by 11.9%; and net sales for the Industrial and Other segment increased by 28.0%.  Approximately 0.5% of the total net sales increase was attributable to acquired businesses, all in the commercial segment.

Some of the commercial and industrial construction markets in which the Company operates are starting to recover, and the residential construction market remains surprisingly strong.  The strong residential construction market leads to increased activity in smaller commercial projects such as strip shopping malls, small hotels, restaurants, banks, etc.  However, some of the Company’s primary commercial markets that have larger projects - office, retail, and high-end hospitality - remain relatively soft. Recently the healthcare construction market has strengthened.  School construction, which is normally strong during the third quarter, was about the same as last year.  The Company’s best performances have been in its specialty businesses.  Significant sales increases have come from Shakespeare, the manufacturer of composite light poles and transmission poles acquired in May 2003.  In addition, some of the Company’s niche outdoor lighting businesses – landscape lighting and decorative street lighting - have been very strong.

The increase in net sales for the Industrial and Other segment is attributed to a combination of factors, including price increases and product mix within the industrial products. In addition, business conditions are improving within the industrial markets, including warehouse and distribution facilities, process industries, discrete manufacturing, and certain niche applications such as sports arenas and offshore oil services operations.

The Company initiated a price increase ranging by product from 5% to 8% effective with May 2004 orders. The traditional volume and price sales analysis in the lighting industry is very difficult to calculate. The Company’s product mix issues related to having many thousands of different products and multiple variations on most products contribute to the difficulty.  Any conclusions related to the effect on sales of volume versus price are mixed across segments, divisions, product lines, Canada versus U.S., and project orders versus stocking orders.  Overall, management believes approximately 3% to 4% of the 11.1% net sales increase during the third quarter was related to a combination of price and mix, with the remainder related to volume.  The Company has announced another price increase ranging from 5% to 10% effective with November orders.

The percentage sales increase was evenly split between U.S. operations and Canadian operations. Net sales for the U.S. operations increased by 11.3% compared to last year, while net sales for the Canadian operations increased by 10.0%.  The strengthening of the Canadian dollar during the third quarter of 2004 compared to the third quarter of 2003 increased U.S. dollar sales of Canadian operations by $2.5 million.  Had the exchange rate remained constant, net sales of Canadian operations would have increased by 5.0%.

Net income for the third quarter of 2004 was $15.3 million ($1.10 per diluted share), a decrease of 2.8% from the third quarter 2003 net income of $15.8 million ($1.16 per diluted share).  Comparability of net income between years is impacted by two major events – the gain on the settlement of the patent litigation in 2003 and the acquisition of Thomas’ 32% minority interest in GTG in 2004.  Columns (1) and (2) in the table below present the Company’s operating results on a comparable basis assuming neither of these events happened.  Column (3) in the table below presents the Company’s operating results on an ongoing basis as if Genlyte had acquired the 32% minority interest from Thomas as of the beginning of the third quarter of 2004.

	(1) Third Quarter 2004 Adjusted	(2) Third Quarter 2003 Adjusted Legal Only	(3) Third Quarter 2004 Ongoing
Reported operating profit	$29,302	$36,456	$29,302
Gain on settlement of patent litigation		(8,000)
Legal settlement expenses		900
32% Minority Interest Purchase Accounting:
One-time inventory and backlog step-up amortization	5,314		5,314
Step-up PP&E depreciation and intangibles amortization - 2 mos.	522		522
Step-up PP&E depreciation and intangibles Amortization – ongoing			(978)
Adjusted comparable operating profit	35,138	29,356	34,160
Interest income (expense)	273	128	(2,523)
Minority Interest:
2004 three month full amount	(10,396)
2003 adjusted for 32% of net legal settlement		(8,458)
Adjusted income before income taxes	25,015	21,026	31,637
Income tax provision 2004 and 2003 at 39%, pro forma at 38.1%	9,756	8,200	12,053
Adjusted net income	$15,259	$12,826	$19,584

Columns (1) and (2) in the table above present the operating results for the third quarter of 2004 on a more comparable basis with the operating results for the third quarter of 2003. Column (1) adjusts 2004 to eliminate the two months of additional depreciation and amortization expenses associated with the 32% minority interest step-up of inventory, backlog, property, plant, and equipment, and intangible assets. Column (1) also adjusts 2004 interest income and expense to eliminate the effect of reduced cash and short-term investments and increased debt used to pay for the acquisition. Column (1) retains the minority interest to Thomas. Column (2) adjusts 2003 to eliminate the net gain on the settlement of patent litigation, including the impact such net gain had on minority interest. The income tax provisions in columns (1) and (2) are adjusted at the effective tax rate of 39.0% for each year based on the adjusted income before income taxes.

Column (3) in the table above presents operating results on a pro forma on-going basis as if Genlyte had acquired the 32% minority interest from Thomas as of the beginning of the third quarter of 2004. Therefore, it presents actual third quarter operating profit, but shows a full three months of additional depreciation and amortization expenses associated with the step-up of inventory, backlog, property, plant, and equipment, and intangible assets. It also presents a full three months of expected interest expense associated with the additional debt obtained to finance the acquisition and completely eliminates the minority interest to Thomas.

In addition, in the third quarter of 2004, the Company recorded a $1.6 million net loss in selling and administrative expenses, or $1.0 million after minority interest and income taxes, related to foreign currency transaction gains and losses of Canadian division cash, accounts receivable, and accounts payable balances denominated in U.S. dollars.  In a period of a strengthening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction losses; conversely net liabilities result in currency transaction gains. The opposite would occur in a period of a weakening Canadian dollar.  In the third quarter of 2004, because the Company’s Canadian operations have net assets denominated in U.S. dollars, and the Canadian dollar strengthened, the Company recorded a net loss.  In the third quarter of 2003, because the Canadian dollar weakened slightly, the Company recorded a net gain of $113 thousand, or $47 thousand after minority interest and income taxes.  The Company does not hedge this activity with derivatives or other financial instruments and therefore is exposed to future gains or losses based on levels of cash, accounts receivable, and accounts payable denominated in U.S. dollars at Canadian operations and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

While the Company recorded a net foreign currency transaction loss of $1.6 million because of the Canadian dollar strengthening during the third quarter of 2004, the strength of the Canadian dollar compared to the third quarter of last year also resulted in a $373 thousand pre-tax benefit, from translating operating income of Canadian operations at a higher exchange rate than the third quarter of 2003.  In addition, the strengthening Canadian dollar resulted in a $7.2 million foreign currency translation adjustment gain, which increased accumulated other comprehensive income during the third quarter of 2004.  In the third quarter of 2003, the weakening Canadian dollar resulted in a $1.6 million foreign currency translation adjustment loss, decreasing accumulated other comprehensive income.  Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

Cost of sales for the third quarter of 2004 was 64.7% of net sales, compared to 64.6% in the third quarter of 2003.  The Company has experienced significant increases in the cost of steel, ballasts, inbound freight, energy, and group health insurance.  These costs have been offset by the price increase that was effective with May 2004 orders.

Selling and administrative expenses for the third quarter of 2004 were 24.5% of net sales, compared to 24.8% in the third quarter of 2003.  As mentioned above, currency transaction gains and losses are included in selling and administrative expenses.  Excluding this item from both years, selling and administrative expenses would have decreased to 23.9% of net sales in the third quarter of 2004 from 24.9% of net sales in the third quarter of 2003.  This decrease in selling and administrative expenses as a percentage of net sales was primarily due to a $2.4 million decrease in legal expenses, offset by $1.4 million increase in pension and group medical insurance.  During the third quarter of 2003, the Company was incurring significant legal expenses related to the Keene litigation (See note (10) “Contingencies” to the consolidated interim financial statements.) and defense of its patents.

In the third quarter of 2004, interest income was $351 thousand and interest expense was $2,033 thousand (net interest expense of $1,682 thousand.  In the third quarter of 2003, interest income was $362 thousand and interest expense was $234 thousand (net interest expense of $128 thousand). Interest expense was higher because of the addition of $313 million of new debt to finance the acquisition of Thomas’ 32% minority interest in GTG, although $33.6 million of this new debt was repaid during the third quarter. Interest expense is expected to continue at higher levels until the debt is paid.  Management estimates net interest expense of approximately $2.5 million during the fourth quarter of 2004.

Minority interest primarily represents the 32% ownership share of GTG income by Thomas.  It also includes the 49.5% ownership share of Lumec-Schreder income by a Belgian holding corporation of the Schreder Group.  As of July 31, 2004, Thomas no longer has a share of GTG income, because Genlyte purchased Thomas’ 32% ownership interest in GTG.

The effective tax rate was 38.1% for the third quarter of 2004 compared to 39.0% for the third quarter of 2003.  The decrease in the effective tax rate primarily relates to the acquisition of Thomas’ 32% minority interest in GTG.  Prior to the acquisition, the Thomas minority interest in foreign income taxes paid by GTG was included in Genlyte’s income tax provision, increasing the effective rate.  Minority interest expense in the statement of income was shown net of the related tax benefit.  After the acquisition, there is no Thomas minority interest in foreign income tax to include in the income tax provision.  In addition, during the third quarter of 2004, the Company reduced certain tax reserves following the completion of an Internal Revenue Service audit.

Comparison of First Nine Months of 2004 to First Nine Months of 2003

Net sales for the first nine months of 2004 were $881.9 million, an increase of 15.3% compared to 2003 net sales of $764.8 million. Net sales for the Commercial segment increased by 15.3%; net sales for the Residential segment increased by 10.9%; and net sales for the Industrial and Other segment increased by 20.2%. Approximately 2.0% of the total net sales increase was attributable to acquired businesses, all in the commercial segment.

The commercial and industrial construction markets in which the Company operates have started to improve, and the residential construction market remains very strong.  However, the traditional commercial construction business has remained relatively soft.  Construction of new office buildings is not strong, because many large cities still have much underutilized space, and although retail sales have generally been relatively strong, the retail construction market has not been strong.  The Company’s best performances have been in its specialty businesses.  Significant sales increases have come from Vari-Lite, the manufacturer of highly advanced automated lighting equipment for the entertainment industry acquired in November 2002 and some of the Company’s niche outdoor lighting businesses – landscape lighting and decorative street lighting.

The Company initiated a price increase ranging by product from 5% to 8% effective with May 2004 orders. Although the impact of higher prices had some favorable impact on sales in June, most shipments during the first six months of 2004 were at the old prices.  However, management believes that the announcement of the price increase had a significant impact on second quarter volume, because customers accelerated orders ahead of the price increase. The Company began to realize the effect of the price increase in the third quarter.  Management believes approximately 3% to 4% of the 11.1% net sales increase during the third quarter was related to a combination of price and mix, with the remainder related to volume.  For the first nine months of 2004, price probably accounted for only about 1% of the 15.3% net sales increase. The Company has announced another price increase ranging from 5% to 10% effective with November orders.

U.S. operations accounted for most of the Company’s net sales increase during the first nine months. Net sales for the U.S. operations increased by 16.4% compared to last year, while net sales for the Canadian operations increased by 9.7%.  The strengthening of the Canadian dollar during the first nine months of 2004 compared to the first nine months of 2003 increased U.S. dollar sales of Canadian operations by $7.8 million.  If the exchange rate had remained constant, net sales of Canadian operations would have increased 3.6%.

Net income for the first nine months of 2004 was $37.7 million ($2.72 per diluted share), an increase of 9.6% over the first nine months of 2003 net income of $34.4 million ($2.53 per diluted share).  The increase in net income was impacted by several unusual items that occurred in one year but not the other. The most significant events were the $7.1 million net gain ($2.9 million after minority interest and taxes) on the settlement of the patent litigation in 2003 and the acquisition of Thomas’ 32% minority interest in GTG in 2004, both of which occurred in the respective third quarters and are explained in the section above.  In addition, pension, medical insurance, and external audit expenses in the first nine months of 2004 were $7.9 million ($3.3 million after minority interest and income taxes) higher than last year, and legal expenses were $6.1 million ($2.5 million after minority interest and taxes) higher than last year.  The Company was unsuccessful in its pursuit of a patent infringement lawsuit that went to trial during the second quarter of 2004.  The case generated significant legal fees, which have been expensed.  In addition, the defendant in the case filed one countersuit and initiated three other lawsuits against the Company.  The Company has accrued estimated legal fees to defend against these lawsuits.  No amounts have been accrued for possible adverse judgments because management believes the lawsuits have no legitimate basis and the probability of any material adverse judgment is remote.

In addition, in the first nine months of 2004, the Company recorded a $1.1 million net loss in selling and administrative expenses, or $0.5 million after minority interest and income taxes, related to foreign currency transaction gains and losses of Canadian division cash, accounts receivable, and accounts payable balances denominated in U.S. dollars.  In a period of a strengthening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction losses;

conversely net liabilities result in currency transaction gains. The opposite would occur in a period of a weakening Canadian dollar.  In the first nine months of 2004, because the Company’s Canadian operations have net assets denominated in U.S. dollars, and the Canadian dollar strengthened, the Company recorded a net loss.  In the first nine months of 2003, the Company recorded a net loss of $2.6 million, or $1.1 million after minority interest and income taxes.  The Company does not hedge this activity with derivatives or other financial instruments and therefore is exposed to future gains or losses based on levels of cash, accounts receivable, and accounts payable denominated in U.S. dollars at Canadian operations and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

While the Company recorded a net foreign currency transaction loss of $1.1 million because of the Canadian dollar strengthening during the first nine months of 2004, the strength of the Canadian dollar compared to the first nine months of last year also resulted in a $1.0 million pre-tax benefit from translating operating income of Canadian operations at a higher exchange rate than the first nine months of 2003.  In addition, the strengthening Canadian dollar resulted in a $5.3 million foreign currency translation adjustment gain, which increased accumulated other comprehensive income during the first nine months of 2004.  In the first nine months of 2003, the strengthening Canadian dollar resulted in a $8.5 million foreign currency translation adjustment gain, increasing accumulated other comprehensive income.  Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

Cost of sales for the first nine months of 2004 was 64.9% of net sales, compared to 65.1% for the first nine months of 2003. While the market has experienced significant increases in the cost of steel, aluminum, ballasts, freight, energy, and group health insurance, because of supply agreements with its vendors, the Company has not been significantly impacted by the increases in steel, aluminum, and ballasts until the third quarter.  These cost increases have been offset by the price increase that was effective with May 2004 orders.

Selling and administrative expenses for the first nine months of 2004 were 25.4% of net sales, the same percentage as the first nine months of 2003. As mentioned above, currency translation gains and losses are included in selling and administrative expenses.  Gains and (losses) on sales or disposals of property, plant, and equipment, which were $1.9 million and ($172) thousand for the first nine months of 2004 and 2003, respectively, are also included therein.  Excluding these two items from both years, selling and administrative expenses would have increased to 25.5% of net sales in 2004 from 25.0% of net sales in 2003.  The increase in selling and administrative expenses as a percentage of net sales was due to increases in legal expenses, group medical insurance, pension expenses, and external audit fees related to additional audit procedures required by the Sarbanes-Oxley Act.

In the first nine months of 2004, interest income was $1.2 million and interest expense was $2.7 million (net interest expense of $1.5 million).  In the first nine months of 2003, interest income was $798 thousand and interest expense was $733 thousand (net interest income of $65 thousand). Interest income was higher because of higher cash and cash equivalents and short-term investments (through the end of July, when $89.0 million of cash, cash equivalents, and short-term investments was used to acquire the Thomas 32% minority interest in GTG) and higher interest rates. Interest expense was considerably higher because of the interest expense during August and September on the debt obtained to finance the same acquisition.

Minority interest primarily represents the 32% ownership share of GTG income by Thomas.  It also includes the 49.5% ownership share of Lumec-Schreder income by a Belgian holding corporation of the Schreder Group.  As of July 31, 2004, Thomas no longer has a share of GTG income, because Genlyte purchased Thomas’ 32% ownership interest in GTG.

The effective tax rate was 38.6% for the first nine months of 2004 compared to 39.0% for the first nine months of 2003. The effective tax rate was reduced to 38.1% in the third quarter of 2004 and is expected to remain at approximately that level.  The decrease in the effective tax rate relates to the acquisition of Thomas’ 32% minority interest in GTG. Prior to the acquisition, the Thomas minority interest in foreign income taxes paid by GTG was included in Genlyte’s income tax provision, increasing the effective rate. Minority interest expense in the statement of income was shown net of the related tax benefit.  After the acquisition, there is no Thomas minority interest in foreign income tax to include in the income tax provision.  In addition, during the third quarter of 2004, the Company reduced certain tax reserves following the completion of an Internal Revenue Service audit.

Outlook for the Future

Although some of the commercial and industrial construction market sectors are starting to recover, the traditional commercial construction business remains relatively soft. Some of the Company’s primary commercial markets that have larger projects - office, retail, and high-end hospitality – are still relatively weak, and management does not expect them to improve in the fourth quarter. Management’s outlook for the overall commercial construction markets is a soft rebound during the next year or two. Residential construction remains very strong, although the potential increase in interest rates could negatively impact this segment.  Overall, management expects fourth quarter sales to continue at or near the third quarter levels.

The Company is experiencing some significant cost increases.  Group medical insurance has increased significantly and that trend is expected to continue.  Legal expenses have risen dramatically because of patent litigation, but they are not expected to continue.  Potentially the most significant cost increases relate to raw materials.  Over the last two quarters, the market has experienced severe increases in steel, aluminum, ballasts, corrugated packaging, freight, and energy costs.  These increases began to have an impact on the Company’s product costs in the third quarter and will have a greater impact in the fourth quarter as supply agreements continue to expire.

In response to realized and potential cost increases, the Company announced price increases ranging from 5% to 8% effective with May 2004 orders.  The Company recently announced additional price increases ranging from 5% to 10% effective with November 2004 orders.  Price increases are always subject to competitive pressure, and management does not necessarily expect to attain the full amount of the announced increases, but management believes the Company will realize significant benefits from these price increases over time.  Because of the timing of obtaining versus shipping orders, the November price increase is likely to have only a minor impact on fourth quarter sales.

Genlyte’s acquisition of the 32% minority interest owned by Thomas in GTG, which closed effective July 31, 2004, will have a substantial positive impact on the Company’s fourth quarter net income. This acquisition had a negligible impact on third quarter net income. The benefit of the elimination of minority interest expense was entirely negated by decreased interest income, increased interest expense, and increased depreciation and amortization expense related to the step-up of inventory, property, plant, and equipment and intangible assets, especially inventory and profit in backlog, which were fully amortized during the third quarter.  The fourth quarter results will have no amortization of inventory or profit in backlog.  See column (3) of the table on page 19 for a pro forma analysis of operating results on an on-going basis.

Foreign currency exchange rates are unpredictable, and the Company is exposed to foreign currency transaction gains and losses because of its net assets in Canada that are denominated in U.S. dollars.  If the Canadian dollar exchange rate continues to strengthen versus the U.S. dollar, the Company will continue to realize foreign currency transaction losses, which impact net income.  Conversely, the Company will continue to realize the benefit of translating sales and income of Canadian operations at higher exchange rates compared to the corresponding period of the preceding year.  In addition, the Company will record foreign currency translation gains in accumulated other comprehensive income.  If the Canadian dollar weakens, the Company will realize foreign currency transaction gains.  Also, unless the Canadian dollar weakens substantially, the Company will continue to realize the benefit of translating sales and income of Canadian operations at higher exchange rates compared to the corresponding period of the preceding year. In addition, the Company will record foreign currency translation losses in accumulated other comprehensive income.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company focuses on its net cash or debt (cash, cash equivalents, and short-term investments minus total debt), working capital, and current ratio as its most important measures of short-term liquidity. For long-term liquidity, the Company considers its ratio of total debt to total capital employed (total debt plus total stockholders’ equity) and trends in net cash or debt and cash provided by operating activities to be the most important measures.  Genlyte’s purchase of the 32% minority interest owned by Thomas in GTG had a significant impact on Genlyte’s financial condition and liquidity.

As of October 2, 2004, the Company was in a net debt position of $230.6 million, compared to a net cash position of $141.1 million as of December 31, 2003.  Total debt of $290.7 million as of October 2, 2004 increased $279.2 million compared to December 31, 2003, while cash, cash equivalents, and short-term investments decreased $92.5 million to $60.1 million at October 2, 2004.  During the third quarter of 2004, the Company repaid $33.6 million of the $313 million of debt obtained to acquire Thomas’ 32% minority interest in GTG.

Working capital at October 2, 2004 was $139.0 million, compared to $311.4 million at December 31, 2003.  This decrease was primarily due to a $92.5 million decrease in cash, cash equivalents, and short-term investments and a $116.7 million increase in short-term and current debt related to the acquisition. In addition, accounts receivable increased $37.4 million because of increased sales for the third quarter of 2004 compared to the fourth quarter of 2003.

The ratio of total debt to total capital employed at October 2, 2004 was 41.8%, compared to 3.1% at December 31, 2003.  Because of the Company’s strong cash flow, management believes this level of debt is manageable.

During the first nine months of 2004, the Company provided $40.6 million cash from operating activities, compared to providing $64.7 million during the first nine months of 2003.  The primary reason for the decrease relates to the buildup of accounts receivable and inventory associated with increased sales activity in 2004.  Management expects cash flow from operating activities for the fourth quarter of 2004 to exceed same for the fourth quarter of 2003.

Cash used in investing activities in the first nine months of 2004 was $348.6 million, primarily from the $402 million acquisition of Thomas’ 32% minority interest in GTG and the $2.4 million acquisition of USS Manufacturing, plus $18.6 million purchases of property, plant, and equipment, less $69.9 million net proceeds from sales of short-term investments, which were used for the acquisitions.

The Company has plans to spend approximately $19 million (of which approximately $4 million is anticipated to be spent in the fourth quarter of 2004) to build and relocate into a new 250,000 square foot HID (high intensity discharge) manufacturing plant in San Marcos, Texas.  The facility will provide world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time.  Occupancy is scheduled for June 2005.

Cash provided by financing activities during the first nine months of 2004 was $283.2 million, with $200.0 million of long-term debt and $113.0 million of short-term debt provided for the acquisition of Thomas’ 32% minority interest in GTG.  Subsequent to the acquisition, $17.0 million of the long-term debt and $16.6 of the short-term debt was repaid.  In addition $4.6 million was provided from the exercise of stock options.

The Company’s long-term debt at October 2, 2004 consisted of $83.0 million from a $180.0 million U.S. revolving credit facility, a $100.0 million term loan payable in equal installments over five years, $11.0 million in industrial revenue bonds, and $0.3 million in capital leases and other. The Company also has a $20.0 million Canadian revolving credit facility. The revolving credit facilities and the term loan are unsecured.  At October 2, 2004, the Company had $19.8 million in outstanding letters of credit under U.S. revolving credit facility.  The letters of credit reduce the amount available to borrow and serve to guarantee the industrial revenue bonds as well as insurance reserves. The Company is in compliance with all of its debt covenants.

The Company’s short-term debt consists of $96.4 million under a $100 million U.S. asset backed securitization “ABS” agreement, which matures on July 31, 2005 and is renewable for two additional years. GTG trade accounts receivable are sold to Genlyte’s wholly-owned subsidiary, Genlyte Receivables Corporation, a bankruptcy-remote entity.  Net trade accounts receivable pledged as collateral for this loan were $165.1 million at October 2, 2004.

All of the new debt obtained in the third quarter has variable interest rates.  To hedge a portion of the Company’s exposure to uncertain future cash flows resulting from fluctuations in market interest rates, the Company entered into interest rate swap contracts for the first time. Under the terms of these swaps, the Company receives a LIBOR-based variable interest rate and pays a fixed interest rate of 3.0% on $100 million for two years and 3.4% on $80 million for three years.  Therefore, as a result of these swaps, the Company will pay a weighted-average fixed interest rate of 3.85% on $180 million of its total debt and the remaining debt of $111 million is exposed to variable interest rates.

Although the Company has now incurred significantly more debt, management is confident that currently available cash and remaining borrowing facilities, combined with internally generated funds, will be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the foreseeable future.  The Company continues to seek opportunities to acquire businesses that fit its strategic growth plan.  Management believes adequate funds for any such investments will be available through current cash holdings, future borrowings, or equity offerings.

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

For a detailed discussion of significant accounting policies that affect the more significant estimates and assumptions used in the preparation of the Company’s consolidated financial statements, please refer to the Company’s Form 10-K for the year ended December 31, 2003.  There have been no noteworthy changes to any of these significant accounting policies since December 31, 2003; however, one additional policy should be added.

Purchase Method of Accounting Related to Acquisitions

Because of the magnitude and materiality of Genlyte’s acquisition of Thomas’ 32% minority interest in GTG, the purchase method of accounting applied to this acquisition is a critical accounting policy.  The Company accounts for all business acquisitions in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Application of these standards requires considerable judgment in determining the fair values of tangible and intangible assets and liabilities and the depreciable and amortizable lives of tangible and intangible assets. With respect to the acquisition of Thomas’ 32% minority interest in GTG, the total purchase price of $402 million was allocated to 32% of the net tangible and identifiable intangible assets of GTG based on their estimated fair values as of July 31, 2004.  A preliminary allocation of the purchase price to 32% of the net assets acquired is disclosed in note (2) “Acquisition of 32% Minority Interest in GTG” to the consolidated interim financial statements.  The Company determined the fair values and lives of the net assets using various estimates, assumptions, and judgments.  By applying different estimates, assumptions, and judgments, management could have allocated the purchase price differently, and the differences could be material to the consolidated balance sheet.  Different fair values and lives could also result in materially different depreciation and amortization expense.

NON-GAAP FINANCIAL INFORMATION

To supplement the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP), the Company has presented a table of adjusted operating results which includes non-GAAP financial information. This non-GAAP financial information is provided to enhance the user’s overall understanding of the Company’s current financial performance and prospects for the future. Specifically, management believes the non-GAAP financial information provides useful information to investors by excluding or adjusting certain items of operating results that were unusual and not indicative of the Company’s core operating results. This non-GAAP financial information should be considered in addition to, and not as a substitute for, or superior to, results prepared in accordance with GAAP. The non-GAAP financial information included herein has been reconciled to the nearest GAAP measure.

FORWARD-LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” and similar expressions are intended to identify such forward-looking statements.  The statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; terrorist activities or war and the effects they may have on the Company or the overall economy; the ability to maintain or increase prices; customer acceptance of new product offerings; ability to sell to targeted markets; the performance of the Company’s specialty and niche businesses; availability and cost of steel, aluminum, corrugated packaging, ballasts, and other raw materials; increases in energy and freight costs; workers’ compensation, casualty and group health insurance costs; the costs and outcomes of various legal proceedings; increases in interest costs arising from an increase in rates; the ultimate valuation of inventory, property, plant, and equipment, and intangible assets related to the purchase of Thomas’ 32% ownership interest in GTG; future acquisitions; foreign exchange rates; and changes in tax rates or laws. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and component parts, and fluctuations in foreign currency exchange rates in the operation of its business.  Each of these risks is discussed below.

Interest Rate Risk

The Company earns interest income on its cash, cash equivalents, and short-term investments and pays interest expense on its debt.  Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows.  With the recent significant increase in the Company’s variable rate debt related to the acquisition of Thomas’ 32% minority interest in GTG, the adverse exposure to increasing interest rates has increased considerably. To reduce its exposure, on August 2, 2004, the Company entered into cash flow hedges in the form of interest rate swaps to provide fixed rate interest of approximately 3.0% on $100 million for two years and 3.4% on $80 million for three years.  As of October 2, 2004, approximately $111 million of variable rate debt was not hedged.  A one-percentage-point increase in interest rates would result in an annualized increase in interest expense of approximately $1.11 million, with an impact of $688 thousand on net income.  This would be somewhat offset by additional interest income earned on invested cash and cash equivalents.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons.  The Company’s operating results could be affected by the availability and price fluctuations of these materials.  The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No consequential supply problems have been encountered in recent years.  Price risk for these materials is related to increases in commodity items that effect all users of the materials, including the Company’s competitors. The Company does not actively hedge or use derivative instruments to manage its risk in this area.  The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases.  The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time.  Over the last two quarters, prices for steel, aluminum, ballasts, and corrugated cartons have risen sharply. These increases began to have an impact on the Company’s product costs in the third quarter, and will have a greater impact in the fourth quarter as more supply agreements expire. In response to the rising prices of these materials, the Company announced price increases ranging from 5% to 8%, depending on the product, effective with May 2004 orders.  The Company has announced an additional price increase ranging from 5% to 10% effective with November 2004 orders.  Such price adjustments are subject to competitive pressure, but management believes most of the price increases will be realized over time.

Foreign Currency Exchange Rate Risk

For the first nine months of 2004, approximately 16% of the Company’s net sales were generated from operations in Canada.  A significant amount of these products were manufactured in Canada and sold to U.S. customers.  The Company’s Canadian operations also purchase materials from U.S. vendors.  As a result, Canadian operations have cash, cash equivalent, accounts receivable, and accounts payable balances denominated in U.S. dollars.  Translation of these balances to the operations’ functional currency, the Canadian dollar, results in foreign currency transaction gains and losses, which are recorded in selling and administrative expenses. When Canadian assets denominated in U.S. dollars exceed

Canadian liabilities denominated in U.S. dollars (the Company’s current situation) and the Canadian dollar strengthens versus the U.S. dollar, the Company recognizes foreign currency transaction losses. When the Canadian dollar weakens versus the U.S. dollar, the Company recognizes foreign currency transaction gains.  If the Company’s Canadian liabilities denominated in U.S. dollars exceeded Canadian assets denominated in U.S. dollars, the opposite would occur.  Because of the strengthening Canadian dollar, the Company recognized losses of $1.6 million and $1.1 million ($0.7 million and $0.5 million after minority interest and income taxes) during the three months and nine months ended October 2, 2004.  The Company does not actively hedge or use derivative instruments to manage risk in this area.  As of October 2, 2004, the Company’s net asset exposure to foreign currency transaction gains and losses (defined as assets at Canadian operations denominated in U.S. dollars less liabilities at Canadian operations denominated in U.S. dollars) was approximately $41.4 million.

As of October 2, 2004, a significant amount of the Company’s net assets were at Canadian operations. The Company also had a minimal amount of net assets at Mexican operations.  The translation of these net assets from the operations’ functional currency, the Canadian dollar or peso, to the Company’s reporting currency, U.S. dollars, results in foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income.  The Company’s foreign currency translation adjustments were gains of $7.2 million and $5.3 million for the three months and nine months ended October 2, 2004. The Company does not use derivative instruments to hedge its foreign currency risk of net investments in foreign operations.

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

The Company also maintains a system of internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d -15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.  There were no changes in the Company’s internal control over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Genlyte was named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation (“Keene”).  The complaint was filed by the Creditors Trust created for the benefit of Keene’s creditors (the “Trust”), and sought from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief.  With respect to Genlyte, the complaint principally maintained that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation (“Bairnco”).  Following confirmation of the Keene reorganization plan, the parties moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court.  On March 17, 2003, the Court entered a summary judgment in favor of all defendants in the case. On April 14, 2003, the Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit.  On April 9, 2004, the Panel affirmed by Summary Order the judgment of the lower Court which had dismissed the case. On April 23, 2004 the Trust filed a Petition for Panel Rehearing of its Summary Order, which was denied on May 18, 2004.  On July 8, 2004 the Trust informed Genlyte that it would not further appeal the case, waiving its right to file a Petition for Certiorari in the Supreme Court of the United States (the deadline for which passed on August 16, 2004).  The Trust and Genlyte agreed that the Trust would reimburse Genlyte the approximate sum of $58 thousand as compensation for “costs” awarded to Genlyte at the time the case was dismissed, and the Trust has done so. The matter is now finally concluded, in Genlyte’s favor.

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

A Form 8-K was filed on August 12, 2004, reporting that The Genlyte Group Incorporated acquired Thomas Industries’ 32% minority interest in the Genlyte Thomas Group LLC.

A Form 8-K was filed on August 16, 2004, reporting that The Genlyte Group Incorporated dismissed Ernst & Young LLP as the Company’s independent registered public accounting firm and appointed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2004.

A Form 8-K/A was filed on October 14, 2004, amending the Form 8-K filed on August 12, 2004, to include the historical financial statements of the business acquired and pro forma financial information for The Genlyte Group Incorporated.

A Form 8-K was filed on October 26, 2004, attaching a news release titled “Genlyte Announces Record Third Quarter Sales of $303 Million And Earnings of $1.10 Per Share.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of November 11, 2004 by the undersigned thereunto duly authorized.

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