Form 10-K
period 2004-12-31
GENLYTE GROUP INC
filed 2005-03-31
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number:  0-16960

THE GENLYTE GROUP INCORPORATED

Delaware	22-2584333
(State of incorporation)	(IRS Employer Identification No.)
10350 ORMSBY PARK PLACE, SUITE 601 LOUISVILLE, KY	40223
(Address of principal executive offices)	(zip code)
(502) 420-9500
(Registrant’s telephone number, including area code)

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

Aggregate market value of common stock held by non-affiliates on July 2, 2004: $840,136,329.

Number of shares of common stock outstanding as of March 1, 2005: 13,884,882.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2005.	Part III

THE GENLYTE GROUP INCORPORATED

2004 FORM 10-K

TABLE OF CONTENTS

PART I
Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

Schedule II – Valuation and Qualifying Accounts

Exhibit Index

PART I

ITEM 1.                             BUSINESS

The Genlyte Group Incorporated (“Genlyte”) was incorporated in the State of Delaware in 1985 as a wholly-owned subsidiary of Bairnco Corporation.  In 1988 Genlyte was spun off from Bairnco Corporation and became an independent public company.

On August 30, 1998, Genlyte and Thomas Industries Inc. (“Thomas”) completed the combination of the business of Genlyte with the lighting business of Thomas (“Thomas Lighting”), in the form of a limited liability company named Genlyte Thomas Group LLC (“GTG”).  Genlyte contributed substantially all of its assets and liabilities to GTG and received a 68% interest in GTG.  Thomas contributed substantially all of the assets and certain related liabilities of Thomas Lighting and received a 32% interest in GTG.  For more information regarding the formation of GTG, see note (4) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

As of the close of business on July 31, 2004, Genlyte, through its wholly-owned subsidiaries, acquired the 32% minority interest owned by Thomas in GTG.  The transaction was structured as an asset purchase of various interests owned by Thomas and certain of its subsidiary entities.  The purchase price was determined through arm’s length negotiations between Genlyte and Thomas.  For more information regarding the acquisition of the 32% minority interest in GTG, see note (5) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

Throughout this report on Form 10-K, the term “Company” as used herein refers to The Genlyte Group Incorporated, including the consolidation of Genlyte, GTG, and all majority-owned subsidiaries.

The Company designs, manufactures, markets, and sells lighting fixtures, controls, and related products for a wide variety of applications in the commercial, residential, and industrial markets in North America.  The Company operates in these three industry segments through the following divisions: Capri/Omega, Chloride Systems, Controls, Day-Brite, Gardco, Hadco, Lightolier, Shakespeare Composite Structures, Supply, Thomas Residential, and Wide-Lite in the United States, and Canlyte, Ledalite, Lumec, and Thomas Lighting Canada in Canada.  The Company markets its products under the following brand names:

In the U.S. —        Bronzelite, Capri/Omega, Chloride Systems, Crescent, Day-Brite, Entertainment Technology, ExceLine, Forecast, Gardco, Hadco, Ledalite, Lightolier, Lightolier Controls, Lumec, Lumec-Schreder, Shakespeare Composite Structures, Stonco, Thomas Lighting, Translite Sonoma, USS Manufacturing, Vari-Lite, and Wide-Lite.

In Canada —         All of the above plus Canlyte and Thomas Lighting Canada.

The Company’s products primarily utilize incandescent, fluorescent, light emitting diodes (“LED”), and high-intensity discharge (“HID”) light sources and are marketed primarily to distributors who resell the products for use in new commercial, residential, and industrial construction as well as in remodeling existing structures.

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

Part of the Company’s strategy is to strengthen its product lines and profitably grow sales through the acquisition of other lighting companies.  A description of recent acquisitions is contained in notes (6), (7), and (8) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

Financial Information About Industry Segments

Financial information about the Company’s industry segments for the last three fiscal years is set forth in note (25) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

Products and Distribution

The Company designs, manufactures, markets, and sells the following types of products:

Indoor Fixtures:                 Incandescent, fluorescent, LED, and HID lighting fixtures and lighting controls for commercial, residential, industrial, institutional, medical, entertainment, hospitality, and sports markets, and task lighting for all markets.

Outdoor Fixtures:             HID and incandescent lighting fixtures, poles and accessories for commercial, residential, industrial, institutional, and sports markets.

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

Raw Materials Sources and Availability

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons — from multiple sources.  No significant supply problems have been encountered in recent years.  Relationships with vendors have been satisfactory.  Even though the industry has experienced significant cost increases relating to steel and other raw materials, the Company was able to procure adequate supplies of raw materials and initiated price increases for its products which offset a portion of the increased costs.

Patents and Trademarks

The Company has over 500 United States and foreign mechanical patents, design patents, and registered trademarks.  The Company maintains such protections by periodic renewal of trademarks and payments of maintenance fees for issued patents.  The Company vigorously enforces its intellectual property rights.  The Company does not believe that a loss or expiration of any presently held patent or trademark is likely to have a material adverse impact on its business.

Seasonal Effects on Business

There are no predictable significant seasonal effects on the Company’s results of operations.

Working Capital

The Company has no significant business practices counter to lighting industry practices that affect working capital.  The Company’s terms of collection vary but are generally consistent with lighting industry practices, including programs to extend terms beyond 30 days.  The Company attempts to keep inventory levels at the minimum required to satisfy customer requirements.  The residential segment, as well as the commodity-type products in the commercial and industrial segments, generally require substantial quantities of finished goods to satisfy quick shipment of customer orders.  Other products that are made to order require less finished goods but more raw material and component inventories.

Backlog

Backlog was $87,540,000 as of December 31, 2004; $87,304,000 as of December 31, 2003; and $88,451,000 as of December 31, 2002.  All of the backlog at December 31, 2004 is expected to be shipped in 2005.

Competition

The lighting market addressed by the Company represents an estimated $8.2 billion of revenues per year.  The industry is very mature, and although it contains a few large companies, no single company is truly dominant.  The Company believes its sales make it the third highest-selling lighting fixture manufacturer in North America, behind the lighting equipment segment of Acuity Brands, Inc. (better known as Lithonia) and Cooper Industries, whose lighting fixture sales are included in its electrical products segment.  However, the lighting industry is highly fragmented, with markets served by many international, national, and regional companies.

The Company’s products span major market segments in the lighting industry and therefore compete in a number of different markets with numerous competitors for each type of fixture.  The principal measures of competition in indoor and outdoor fixtures for the commercial, residential, and industrial segments are price, service (delivery), design, innovation, and product quality and performance.  Certain commodity-type products compete more on price, delivery, and quality.  More differentiated products compete on design, innovation, and product performance, including energy efficiency.  The Company believes it competes adequately in all of these measures of competition and attempts to differentiate itself through innovation and energy efficiency.

Research and Development

The Company continues to develop new products to provide innovative lighting solutions to meet the needs of its customers.  Costs incurred for research and development activities, as determined in accordance with accounting principles generally accepted in the United States, were $11,497,000; $10,343,000; and $8,521,000 during 2004, 2003, and 2002, respectively.

Environmental Regulations

The Company’s operations are subject to Federal, state, local, and foreign laws and regulations that have been enacted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment.  Management does not anticipate that compliance with current environmental laws and regulations will materially affect the Company’s capital expenditures, results of operations, or competitive position in 2005.

Employees

At December 31, 2004, the Company employed 3,442 union and nonunion production workers and 2,077 engineering, administrative, and sales personnel, for a total of 5,519 employees.  Several of the collective bargaining agreements, covering 600 employees, which is 17% of the union employees and 11% of the total employees, will expire in 2005.  Relationships with unions have been satisfactory.  Expiration and re-negotiation of collective bargaining agreements is not expected to have a significant impact on 2005 production or results of operations.

International Operations

The Company has international operations in Canada and Mexico.  Financial information about the Company’s operations by geographical area for the last three fiscal years is set forth in note (26) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”  Management generally believes that there are no substantial differences in business risks with these international operations compared with domestic operations, except the Company is subject to different economic uncertainties in its foreign operations and is subject to foreign currency exchange rate fluctuations.

Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information in Items 1, 2, 3, 5, 7 and 8 of this report on Form 10-K includes information that is forward-looking. The matters referred to in such information could be affected by the risks and uncertainties involved in the Company’s business.  Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; terrorist activities or war and the effects they may have on the Company or the overall economy; the ability to maintain or increase prices; customer acceptance of new product offerings; ability to sell to targeted markets; the performance of the Company’s specialty and niche businesses; availability and cost of steel, aluminum, corrugated packaging, ballasts, and other raw materials; increases in energy and freight costs; workers’ compensation, casualty and group health insurance costs; the costs and outcomes of various legal proceedings; increases in interest costs arising from an increase in rates; the ultimate valuation of inventory, property, plant, and equipment, and intangible assets related to the purchase of Thomas’ 32% ownership interest in GTG; future acquisitions; foreign currency exchange rates; changes in tax rates or laws, the ability of the Company to repatriate foreign earnings, and changes in accounting standards. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Available Information

The Company makes available free of charge through its Internet web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports, and proxy statements for its annual meeting of stockholders as soon as reasonably practicable after this material has been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  This material may be accessed by visiting the Investor Relations section of the Company’s web site at http://www.Genlyte.com.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, M.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   In addition, since the Company is an electronic filer, reports, proxy and information statements, and other statements regarding the Company can be obtained on the SEC’s website at http://www.sec.gov.

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

	22 Owned Facilities	52 Leased Facilities	74 Combined Facilities
Nature of Facilities	Total Square Feet	Total Square Feet	Total Square Feet
Manufacturing Plants	1,936,050	404,738	2,340,788
Warehouses	1,002,770	427,100	1,429,870
Administrative Offices	311,300	161,323	472,623
Sales Offices	92,700	92,226	184,926
Other	142,608	66,009	208,617
Total	3,485,428	1,151,396	4,636,824

While management believes that the Company’s facilities are generally adequate, the Company is currently, and will continue, reorganizing manufacturing and distribution facilities in order to more efficiently utilize capacity.  The Company has additional capacity available at some of its manufacturing facilities, and consolidating activities have and will continue to occur.  At the same time, the Company is continuing with the construction of a new HID manufacturing facility in Texas, which is expected to be operational by the third quarter of 2005.  The overall strategy is to focus each facility on its core competency.

ITEM 3.                             LEGAL PROCEEDINGS

Genlyte was named as one of a number of corporate and individual defendants in an adversary proceeding filed on June 8, 1995, arising out of the Chapter 11 bankruptcy filing of Keene Corporation (“Keene”).  The complaint was filed by the Creditors Trust created for the benefit of Keene’s creditors (the “Trust”), and sought from the defendants, collectively, damages in excess of $700 million, rescission of certain asset sale and stock transactions, and other relief.  With respect to Genlyte, the complaint principally maintained that certain lighting assets of Keene were sold to a predecessor of Genlyte in 1984 at less than fair value, while both Keene and Genlyte were wholly-owned subsidiaries of Bairnco Corporation (“Bairnco”).  Following confirmation of the Keene reorganization plan, the parties moved to withdraw the case from bankruptcy court to the Southern District of New York Federal District Court.  On March 17, 2003, the Court entered a summary judgment in favor of all defendants in the case.  As a result, the case against all defendants was dismissed.  On April 14, 2003, the Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit.  On April 9, 2004, the Panel affirmed by Summary Order the judgment of the lower Court which had dismissed the case. On April 23, 2004 the Trust filed a Petition for Panel Rehearing of its Summary Order, which was denied on May 18, 2004.  On July 8, 2004 the Trust informed Genlyte that it would not further appeal the case, waiving its right to file a Petition for Certiorari in the Supreme Court of the United States (the deadline for which passed on August 16, 2004).  The Trust and Genlyte agreed that the Trust would reimburse Genlyte the approximate sum of $58,000 as compensation for “costs” awarded to Genlyte at the time the case was dismissed, and the Trust has done so. The matter is now finally concluded, in Genlyte’s favor.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of 2004.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                                                          Genlyte’s common stock is traded on the NASDAQ National Market System under the symbol “GLYT.”  Data regarding market prices of Genlyte’s common stock are included in note (27) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

(b)                                                         The number of common equity security holders is as follows:

Title of Class	Number of Holders of Record as of Year-end 2004
Common Stock, par value $.0l per share	12,904

(c)                                                          The Company has never paid a cash dividend on its common stock and does not expect to pay any cash dividends on its common stock in the foreseeable future.  This is not because of dividend restrictions, but because management believes the stockholders are better served if all of the Company’s earnings are retained for expansion of the business.  The Company did not repurchase any of the shares of its common stock during its fiscal year ended December 31, 2004.  Information concerning Preferred Stock Purchase Rights is included in note (22) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

(d)                                                         The following table gives information as of December 31, 2004 about equity awards under the Company’s stock option plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding those Currently Outstanding)
Equity compensation plans approved by security holders	990,275	$40.03	1,376,512
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	990,275	$40.03	1,376,512

The Company’s only equity compensation plans are its 1998 and 2003 stock option plans, both of which were approved by the security holders.

ITEM 6.                             SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

(Dollars in thousands, except per share data.)

	2004	2003	2002	2001	2000
Summary of Operations
Net sales	$1,179,069	1,033,899	970,304	985,176	1,007,706
Gross profit	$418,131	362,577	339,871	348,594	356,402
Operating profit	$116,818	108,252	96,418	92,687	92,620
Interest expense (income), net	$3,937	(324)	213	3,347	3,922
Minority interest (1)	$18,354	32,594	29,245	27,105	26,592
Income before income taxes	$94,527	75,982	66,960	62,235	62,106
Income tax provision	$36,274	29,633	25,840	24,895	25,802
Net income (2)	$58,253	46,349	41,120	37,340	36,304
Return on:
Net sales	4.9%	4.5%	4.2%	3.8%	3.6%
Average stockholders’ equity	14.6%	14.2%	14.8%	15.2%	16.9%
Average capital employed	11.0%	13.2%	13.0%	12.5%	13.1%

Year-End Position
Working capital (3)	$118,355	311,397	259,769	203,581	172,174
Net property, plant and equipment	$153,474	111,624	107,576	110,447	113,001
Total assets	$965,670	773,725	692,413	637,802	635,491
Long-term debt (3)	$151,231	11,474	37,128	40,273	69,313
Stockholders’ equity	$442,988	357,368	293,985	262,565	227,165
Total capital employed (3)	$686,708	368,842	331,113	302,838	296,478

Per Share Data
Net income:
Basic	$4.27	3.44	3.04	2.80	2.68
Diluted	$4.20	3.41	3.01	2.77	2.65
Stockholders’ equity per average diluted share outstanding	$31.90	26.28	21.51	19.49	16.61
Market range:
High	$87.25	60.55	45.00	34.93	28.00
Low	$51.01	26.95	28.62	23.38	18.13

Other Data
Orders on hand	$87,540	87,304	88,451	94,989	95,887
Depreciation and amortization	$28,069	24,207	23,169	28,172	25,664
Capital expenditures	$26,620	17,559	18,912	20,250	28,423
Average shares outstanding (4)	13,885	13,597	13,668	13,475	13,675
Current ratio	1.4	2.8	2.6	2.3	2.0
Interest coverage ratio (3),(5)	18.2	83.3	46.4	17.2	13.7
Debt to total capital employed (3)	35.5%	3.1%	11.2%	13.3%	23.4%
Average number of employees	5,445	5,119	5,018	5,331	5,475
Average sales per employee	$217	202	193	185	184

(1)   Minority interest expense in 2004 was $16,490 less than 2003 due to the Company’s acquisition of Thomas’ 32% minority interest in GTG at the close of business on July 31, 2004.

(2)   Prior to the adoption of SFAS No. 142 in 2002, the Company’s amortization of goodwill reduced net income by $3,184 in 2001 and $2,702 in 2000.

(3)   As a result of the Company’s acquisition of Thomas’s 32% minority interest in GTG, cash, cash equivalents, and short-term investments decreased by $77,763; short-term debt and current maturities of long-term debt increased by $112,407; long-term debt increased by $119,839.

(4)   in thousands, including incremental common shares issuable under stock option plans

(5)   income before income taxes and interest expense, divided by actual interest expense for the year

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 8 “Financial Statements and Supplementary Data.”

Overview

Until July 31, 2004, The Genlyte Group Incorporated (“Genlyte”) held a 68% interest in Genlyte Thomas Group LLC (“GTG”), while Thomas Industries Inc. (“Thomas”) held the remaining 32% interest.  As of the close of business on July 31, 2004, Genlyte purchased Thomas’ 32% ownership interest in GTG and now owns 100% of GTG. The Genlyte Group Incorporated and subsidiaries (the “Company”) is one of the three largest manufacturers of lighting fixtures in North America, and the largest company in North America devoted exclusively to selling lighting fixtures, controls, and related products.  The Company currently has a 15% share of the North American lighting market, which it estimates to be approximately $8.2 billion.  The total market is divided as follows: 33% commercial, 32% residential, 27% outdoor, and 8% industrial.  The Company participates primarily in the commercial and outdoor markets, but also has a considerable position in the residential and industrial markets.

The Company sells products under 24 widely recognized and respected brand names.  The Company’s strategic plan includes premier brand name recognition with brands focused on specific markets, market channels or product competencies.  The Company sells primarily through wholesale electrical distributors – mostly independent distributors and selective relationships with national accounts – using multiple sales forces of direct sales employees and independent sales representatives to maximize market coverage.

The Company is committed to product innovation.  It seeks to generate 30% of annual sales from new products released within the past three years.  Management estimates that 25.2% of 2004 net sales were from new products released within the past three years and finds that its most profitable divisions achieve or come very close to the 30% goal.  Over the last three years, the Company released over 7,000 new products and currently has over 500 patents/patents pending.  In addition, the Company is committed to growth through market share penetration and strategic acquisitions.  Since the formation of GTG in 1998, the Company has acquired eight companies contributing over $149.4 million to 2004 sales.  Also, during 2004 the company acquired Thomas’ 32% minority interest in GTG.

The Company operates primarily in the commercial lighting markets, with 75.1% of its 2004 net sales coming from the Commercial segment.  In spite of the traditional commercial construction markets remaining soft during 2004, the Company’s net sales and net income grew by 14.0% and 25.7%, respectively, compared to 2003.  In addition, the Company has considerable positions in the Residential and Industrial segments.  All three of the Company’s segments enjoyed solid sales growth, with the Commercial segment increasing by 14.5%, the Residential segment increasing by 14.7%, and the Industrial and Other segment increasing by 10.5%.

Although some of the commercial and industrial construction market sectors continue to recover, the traditional commercial construction business remains relatively soft, and management does not expect to see a benefit until the second half of 2005.  The strong residential construction market, which has been a significant force for the Company the past two to three years, leads to increased activity in smaller commercial projects such as strip shopping malls, small hotels, restaurants, banks, etc.  However, management expects the residential market to slow somewhat in 2005 due to the predicted interest rate increases.  In spite of the potential for a slowing residential market, management expects 2005 sales to continue at or to exceed the 2004 levels due to its focus on new product developments and by developing new markets and opportunities for growth.

The Company is experiencing significant cost increases.  Group medical insurance and worker’s compensation expense has increased significantly and that trend is expected to continue.  Legal expenses rose dramatically because of patent litigation, but such costs are not expected to continue at the 2004 level.  Potentially the most significant cost increases relate to steel, aluminum, ballasts, corrugated packaging, freight, and energy costs.  These increases began to impact the Company’s product costs in the third quarter of 2004 and will continue to have a significant impact in 2005.  The Company will continue to diligently improve cost control and production efficiency.

In response to realized and potential cost increases, the Company announced price increases ranging from 5% to 8% effective with May 2004 orders and additional price increases ranging from 6% to 10% effective with November 2004 orders.  Price increases are always subject to competitive pressure, and management does not necessarily expect to attain the full amount of the announced increases, but management believes the Company will realize significant benefits from these price increases over time.  The success of the November 2004 price increases is a critical factor for the Company’s success in 2005.

Genlyte’s acquisition of the 32% minority interest owned by Thomas in GTG, which was effective at the close of business on July 31, 2004, has had a significant impact on Genlyte’s financial condition, results of operations, and liquidity.  The acquisition decreased cash and short-term investments approximately $89 million and increased debt approximately $313 million, virtually eliminated the liability for minority interest, and resulted in increased values for inventory, property, plant, and equipment, intangible assets, and goodwill. The acquisition favorably impacted 2004 net income because the elimination of minority interest expense exceeded the decreased interest income, increased interest expense, increased depreciation and amortization expense related to the step-up of inventory, property, plant, and equipment and additional intangible assets, and the one-time charges of profit in inventory and backlog, which were fully amortized during the third quarter.  Since the 2005 results will have a full year without the minority interest and no amortization of profit in inventory or backlog, the positive impact on net income is expected to be even more significant.

Regarding the legal proceeding between Genlyte and the Keene Creditors Trust, on July 8, 2004 the Trust informed Genlyte that it would not further appeal the case, waiving its right to file a Petition for Certiorari in the Supreme Court of the United States. The matter is now finally concluded, in Genlyte’s favor.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales for 2004 were $1,179.1 million, increasing by $145.2 million, or 14.0% from 2003 net sales of $1,033.9 million.  Net sales for the Commercial segment increased by 14.5%, the Residential segment increased by 14.7%, and the Industrial and Other segment increased by 10.5%.  The 2004 net sales included incremental sales of $19.0 million relating to New Oxford, acquired in January 2004, USS Manufacturing, acquired in May 2004, and Shakespeare, acquired in May 2003, all in the commercial segment.  Net sales for comparable operations, excluding the effect of these acquisitions, increased 12.2% from 2003 to 2004.

Some of the commercial and industrial construction markets in which the Company operates started to recover in 2004, and the residential construction market remained surprisingly strong.  The strong residential construction market, which has been the driving force for the Company, leads to increased activity in smaller commercial projects such as strip shopping malls, small hotels, restaurants, banks, etc.  However, some of the Company’s primary commercial markets that have larger projects - office, retail, and high-end hospitality - remained relatively soft.  Recently the school construction market has strengthened, primarily due to the strength in the residential market.  The Company’s best performances were in its entertainment and outdoor lighting businesses.

The Company initiated price increases ranging by product from 5% to 8% effective with May 2004 orders and additional price increases ranging from 6% to 10% effective with November 2004 orders.  Overall, management believes approximately 3% to 4% of the 14.0% net sales increase during 2004 was related to a combination of price and mix, with the remainder related to volume.  The traditional volume and price sales analysis in the lighting industry is very difficult to calculate. The Company’s product mix issues related to having many thousands of different products and multiple variations on most products contribute to the difficulty.  Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.  The Company lost a few large accounts, as some customers migrated to online reverse auctions, in which the Company does not participate.  Thus, management anticipates the loss of some volume in the short-term, but does not believe it will have a material impact on results of operations.

Net sales for the U.S. operations increased 14.5%, while net sales for the Canadian operations increased 11.8% compared to 2003.  Without the Shakespeare and New Oxford acquisitions, net sales for the U.S. operations increased 12.2% compared to 2003, due primarily to a combination of price increases, new product offerings, and continued strength in our residential market.  Exclusive of USS Manufacturing, net sales for the Canadian operations would have increased 10.5% in 2004 over 2003.  The strengthening of the Canadian dollar versus the U.S. dollar in 2004 compared to 2003 increased U.S. dollar sales of Canadian operations by $15.2 million or 8.7%.  If the Canadian exchange rate had remained constant, and the Canadian divisions had received no benefit from currency translation, net sales would have increased 3.1%.  Excluding both acquisitions and currency translation, net sales for Canadian operations would have increased 1.8%.

The Company operates primarily in the commercial lighting markets, with 75.1% of its 2004 net sales coming from the Commercial segment.  This percentage is up from 74.8% in 2003.  Net sales of $885.2 million for the Commercial segment in 2004 increased 14.5% from 2003 net sales of $772.9 million.  USS Manufacturing, New Oxford and Shakespeare are all in the Commercial segment.  The 2004 net sales for comparable operations, excluding these acquisitions, increased 11.7% over 2003.  If the Canadian exchange rate had remained constant, and Commercial segment net sales had received no benefit from currency translation, net sales would have increased 12.9%.  Excluding both acquisitions and currency translation, net sales would have increased 10.0%.

Residential segment net sales of $148.5 million in 2004 represented 12.6% of total Company net sales compared to $129.5 million in 2003, or 12.5% of total Company net sales.  The segment’s strategy has been to reduce emphasis in the do-it-yourself business and concentrate on higher margin business.  Since the residential construction market has remained one of the stronger areas of the U.S. economy, net sales in this segment increased 14.7% from 2003.  If the Canadian exchange rate had remained constant, and Residential segment net sales had received no benefit from currency translation, net sales would have increased 13.9%.

The Industrial and Other segment accounts for all remaining net sales and declined as a percentage of total Company net sales: 12.3% in 2004 versus 12.7% in 2003.  Net sales of $145.4 million for the Industrial and Other segment in 2004 increased 10.5% from 2003 net sales of $131.5 million.  If the Canadian exchange rate had remained constant, and Industrial and Other segment net sales had received no benefit from currency translation, net sales would have increased 9.7%.

Cost of sales for 2004 was 64.5% of net sales, compared to 64.9% for 2003.  While the market has experienced significant increases in the cost of steel, ballasts, inbound freight, energy, and group health insurance, because of supply agreements with its vendors, the Company was not significantly impacted by the increases in steel, aluminum, and ballasts until the third quarter of 2004.  These cost increases have been offset by the price increases that were effective in May and November 2004.

Company pension, medical insurance, and external audit expenses in 2004 were $6.5 million ($3.3 million after minority interest and income taxes) higher than 2003, and legal expenses were $3.8 million ($1.9 million after minority interest and taxes) higher than 2003.  The Company was unsuccessful in its pursuit of a patent infringement lawsuit that went to trial during the second quarter of 2004.  The case generated significant legal fees, which have been expensed.  In addition, the defendant in the case filed one countersuit and initiated three other lawsuits against the Company.  The Company has accrued estimated legal fees to defend against these lawsuits.  No amounts have been accrued for possible adverse judgments because management believes the lawsuits have no legitimate basis and the probability of any material adverse judgment is remote.

The Company recorded a $2.3 million net charge to selling and administrative expenses, for a negative net income impact of $1.3 million after minority interest and income taxes, related to Canadian division sales and purchases recorded in Canadian dollars but settled in U.S. dollars and accumulated Canadian cash balances denominated in U.S. dollars.  In a period of a strengthening Canadian dollar, sales from the Canadian divisions that are recorded in Canadian dollars and subsequently settled in U.S. dollars result in a loss; conversely, purchases result in a gain.  Accumulated Canadian cash balances denominated in U.S. dollars result in a loss.  The opposite would occur in a period of a weakening Canadian dollar.  In 2004, because such sales exceeded purchases, significant U.S. dollar cash balances existed in Canada, and the Canadian dollar strengthened, the Company incurred a net charge.  The Company does not hedge this activity with derivative financial instruments and therefore is exposed to future gains or losses based on levels of sales and purchases and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

Although the Company suffered a $2.3 million net charge because of the strengthening Canadian dollar versus the U.S. dollar, this situation also resulted in a $2.0 million pre-tax benefit, or a positive net income impact of $1.1 million after minority interest and income taxes, from translating operating income of Canadian operations at a higher rate.  More significantly, the strengthening Canadian dollar also resulted in a $12.3 million foreign currency translation adjustment gain, which increased accumulated other comprehensive income during 2004.  Other comprehensive income is only reflected as an increase in stockholders’ equity in the balance sheet and statement of stockholders’ equity and is not reflected in results of operations in the statement of income.

Selling and administrative expenses for 2004 were 25.2% of net sales, compared to 25.3% in 2003.  As mentioned above, currency transaction gains and losses are included in selling and administrative expenses.  Gains and (losses) on sales or disposals of property, plant, and equipment, which were $1.8 million and $(1.1) million for 2004 and 2003 respectively, are also included therein.  Excluding these two items from both years, selling and administrative expenses would have increased to 25.1% of net sales in 2004 from 24.8% of net sales in 2003.  The increase in selling and administrative expenses as a percentage of net sales was primarily due to increases in legal expenses, group medical insurance, pension expenses, and external audit fees related to additional audit procedures required by the Sarbanes-Oxley Act.

In 2004, interest expense was $5.5 million and interest income was $1.6 million (net interest expense of $3.9 million).  In 2003, interest expense was $0.9 million and interest income was $1.2 million (net interest income of $0.3 million).  Interest expense was higher because of the addition of $313.1 million of new debt to finance the acquisition of Thomas’ 32% minority interest in GTG, although $80.6 million of this new debt was repaid during the third and fourth quarters.  Interest expense is expected to continue at higher levels until the debt is paid.

To reduce its exposure to interest rate risk, on August 2, 2004, the Company entered into cash flow hedges in the form of interest rate swaps to provide fixed rate interest of approximately 3.0% on $100 million for two years and 3.4% on $80 million for three years.  As of December 31, 2004, approximately $63.7 million of variable rate debt was not hedged.  A one-percentage-point increase in interest rates would result in an annualized increase in interest expense of approximately $637 thousand, with an impact of $392 thousand on net income.  This would be somewhat offset by additional interest income earned on cash, cash equivalents, and short-term investments.

Minority interest primarily represented the 32% ownership share of GTG income by Thomas, which was acquired by the Company in July 2004.  It also includes the 49.5% ownership share of Lumec-Schreder income by a Belgian holding corporation of the Schreder Group.

The effective income tax rate was 38.4% for 2004, down from 39.0% for 2003.  The decrease is primarily due to the reduction of minority interest resulting from the acquisition of Thomas’ 32% minority interest in GTG.

Net income for 2004 was $58.3 million ($4.20 per diluted share), a 25.7% increase over 2003 net income of $46.3 million ($3.41 per diluted share).   Comparability of net income between years is impacted by two major events – the gain on the settlement of the patent litigation in 2003 and the acquisition of Thomas’ 32% minority interest in GTG in 2004.  Columns (1) and (2) in the table below present the Company’s operating results on a comparable basis assuming neither of these events occurred.  Column (3) in the table presents the Company’s operating results on an ongoing basis as if Genlyte had acquired the 32 % minority interest from Thomas as of the beginning of 2004.

	(1) 2004 Adjusted	(2) 2003 Adjusted Legal Only	(3) 2004 Ongoing
Reported operating profit	$116,818	$108,252	$116,818
Gain on settlement of patent litigation		(8,000)
Legal settlement expenses		1,600
32% Minority Interest Purchase Accounting:
One-time inventory and backlog step-up amortization	5,314		5,314
Step-up PP&E depreciation and intangibles amortization – five mos.	1,543		1,543
Step-up PP&E depreciation and intangibles amortization – ongoing			(4,148)
Adjusted comparable operating profit	123,675	101,852	119,527
Interest income (expense)	485	324	(10,135)
Minority Interest:
2004 twelve month full amount	(37,248)
2003 adjusted for 32% of net legal settlement		(30,546)
Adjusted income before income taxes	86,912	71,630	109,392
Income tax provision:
2004 at 38.4%, 2003 at 39%, and ongoing at 38.1%	33,374	27,936	41,678
Adjusted net income	$53,538	$43,694	$67,714

*  Income before income taxes and net income as reported was $94,527 and $58,253 in 2004 and $75,982 and $46,349 in 2003.

Columns (1) and (2) in the table above present the operating results for 2004 on a more comparable basis with the operating results for 2003.  Column (1) adjusts 2004 to eliminate the five months of additional depreciation and amortization expenses associated with the 32% minority interest step-up of inventory, backlog, property, plant, and equipment, and intangible assets.  Column (1) also adjusts 2004 interest income and expense to eliminate the effect of reduced cash and short-term investments and increased debt used to pay for the acquisition.  Column (1) retains the estimated minority interest to Thomas.  Column (2) adjusts 2003 to eliminate the net gain on the settlement of patent litigation, including the impact such net gain had on minority interest. The income tax provisions in columns (1) and (2) are calculated at the actual effective tax rates of 38.4% and 39.0%, respectively, for those years based on the adjusted income before income taxes.

Column (3) in the table above presents operating results on an ongoing basis as if Genlyte had acquired the 32% minority interest from Thomas as of the beginning of 2004. Therefore, it presents actual annual operating profit, but shows a full year of additional depreciation and amortization expenses associated with the step-up of inventory, backlog, property, plant, and equipment, and intangible assets.   It also presents a full year of expected interest expense associated with the additional debt obtained to finance the acquisition and completely eliminates the minority interest to Thomas.

Non-GAAP Financial Information: To supplement the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP), the Company has presented above a table of adjusted operating results which includes non-GAAP financial information.  This non-GAAP financial information is provided to enhance the user’s overall understanding of the Company’s current financial performance and prospects for the future.  Specifically, management believes the non-GAAP financial information provides useful information to investors by excluding or adjusting certain items of operating results that were unusual and not indicative of the Company’s core operating results.  This non-GAAP financial information should be considered in addition to, and not as a substitute for, or superior to, results prepared in accordance with GAAP.  The non-GAAP financial information included on the previous page has been reconciled to the nearest GAAP measure.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales for 2003 were $1,033.9 million, increasing by $63.6 million, or 6.6% from 2002 net sales of $970.3 million.  The 2003 net sales included incremental sales of $48.6 million relating to Vari-Lite, acquired in November 2002, and Shakespeare, acquired in May 2003.  Net sales for comparable operations, excluding these acquisitions, increased 1.5%.  The commercial and industrial construction markets in which the Company operates remained soft throughout the entire year.  Overall commercial new construction in the U.S. decreased 6.0% from 2002, which was also a weak year.  One of the Company’s largest markets, retail construction, was down significantly; hospitality construction decreased in 2003, but not as much as in 2002; and new office construction was very weak because of the glut of office space in many major cities.  The industrial construction markets were flat compared to 2002. The residential market, however, was relatively strong.  The Company has received a small benefit from its price increase announced in the first quarter of 2003.  Because of the continued soft conditions in the construction markets, and the excess capacity in the lighting industry, pricing remains very competitive.

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

Residential segment net sales of $129.5 million in 2003 represented 12.5% of total Company net sales compared to $132.4 million in 2002, or 13.6% of total Company net sales.  Although the residential construction market has remained one of the stronger areas of the U.S. economy, net sales in the Residential segment declined 2.2% from 2002.  If the Canadian exchange rate had remained constant, and Residential segment net sales had received no benefit from currency translation, net sales would have decreased 2.8%.  The segment’s strategy has been to reduce emphasis in the do-it-yourself business and concentrate on higher margin business.  The strategy has improved the segment’s overall profitability, as operating profit as a percentage of net sales was 13.9% in 2003, compared to 12.0% in 2002.

The Industrial and Other segment accounts for all remaining net sales and declined as a percentage of total Company net sales: 12.7% in 2003 versus 13.2% in 2002.  Net sales of $131.5 million for the Industrial and Other segment in 2003 increased 2.9% from 2002 net sales of $127.7 million.  If the Canadian exchange rate had remained constant, and Industrial and Other segment net sales had received no benefit from currency translation, net sales would have increased 1.1%

Cost of sales for 2003 was 64.9% of net sales, compared to 65.0% for 2002.  Increased warranty expenses, related to new product lines introduced in 2003, and additional costs of shutting down production at the Barrington, New Jersey plant and transferring it to Sparta, Tennessee and other plants were offset by cost savings in certain raw materials.   Selling and administrative expenses for 2003 were 25.3% of net sales, compared to 25.0% in 2002.  This reflects the $3.4 million net charge related to foreign currency transaction and monetary asset losses of Canadian operations and the increased legal and acquisition due diligence costs mentioned above.  In addition, advertising and research and development expenses increased slightly as a percentage of sales, but information technology expenses decreased.

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

Although the Company suffered a $3.4 million net charge because of the strengthening Canadian dollar versus the U.S. dollar, this situation also resulted in a $2.5 million pre-tax benefit, or a positive net income impact of $1.0 million after minority interest and income taxes, from translating operating income of Canadian operations at a higher rate.  More significantly, the strengthening Canadian dollar also resulted in a $13.7 million foreign currency translation adjustment gain, which increased accumulated other comprehensive income during 2003.  Other comprehensive income is only reflected as an increase in stockholders’ equity in the balance sheet and statement of stockholders’ equity and is not reflected in results of operations in the statement of income.

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

The Company’s total legal expenses increased $1.0 million compared to 2002, for a negative impact on net income of $400 thousand after minority interest and taxes.  In addition, the Company wrote down the carrying value of its Controls division building which was vacated, and wrote off design costs related to the manufacturing plant that had been planned for San Marcos, Texas and due diligence costs related to a potential acquisition that management decided not to pursue.  These three write-offs totaled $1.6 million, or $650 thousand after minority interest and income taxes.

Outlook for the Future

Although some of the commercial and industrial construction market sectors are starting to recover, the traditional commercial construction business remains relatively soft.  Some of the Company’s primary commercial markets that have larger projects - office, retail, and high-end hospitality – are still relatively weak, and management does not expect to see a benefit until the second half of 2005.  Management’s outlook for the overall commercial construction markets is a soft rebound during the next year or two.  Residential construction remains very strong, although the potential increase in interest rates could negatively impact this segment.

The Company is experiencing some significant cost increases.  Group medical insurance has increased significantly and that trend is expected to continue.  Legal expenses have risen dramatically because of patent litigation, but they are not expected to continue at that level.  Potentially the most significant cost increases relate to raw materials.  Over the last year, the market has experienced severe increases in steel, aluminum, ballasts, corrugated packaging, freight, and energy costs.  These increases began to have an impact on the Company’s product costs in the third quarter and had a greater impact in the fourth quarter as supply agreements began to expire.

In response to realized and potential cost increases, the Company announced price increases ranging from 5% to 8% effective with May 2004 orders and additional price increases ranging from 6% to 10% effective with November 2004 orders.  Price increases are always subject to competitive pressure, and management does not necessarily expect to attain the full amount of the announced increases, but management believes the Company will realize significant benefits from these price increases over time.

Genlyte’s acquisition of the 32% minority interest owned by Thomas in GTG, which was effective the close of business on July 31, 2004, will have a substantial positive impact on the Company’s 2005 net income. This acquisition had a significant impact on 2004 net income. The benefit of the elimination of minority interest expense after July 31, 2004 was partially negated by decreased interest income, increased interest expense, and increased depreciation and amortization expense related to the step-up of inventory, property, plant, and equipment and intangible assets, especially inventory and profit in backlog, which were fully amortized during the third quarter.  The 2005 results will have no amortization of inventory or profit in backlog.  See column (3) of the table on page 11 for an analysis of operating results on an ongoing basis.

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

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing 85% dividends received deduction for certain dividends from controlled foreign corporations.  The Company may elect to apply this provision to qualifying earnings repatriations in fiscal year 2005.  The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions of the Act.  The Company has started an evaluation of the effects of the repatriation provision; however, management does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.  The Company expects to be in a position to finalize its assessment within a reasonable period of time following the publication of the additional clarifying language.  As such, the Company is not yet in the position to decide whether, and to what extent, it might repatriate foreign earnings.

Financial Condition

Liquidity and Capital Resources

The Company focuses on its net cash or debt (cash, cash equivalents, and short-term investments minus total debt) and working capital (current assets minus current liabilities) as its most important measures of short-term liquidity.  For long-term liquidity, the Company considers its ratio of total debt to total capital employed (total debt plus total stockholders’ equity) and trends in net cash and cash provided by operating activities to be the most important measures.  Genlyte’s purchase of the 32% minority interest owned by Thomas in GTG had a significant impact on Genlyte’s financial condition and liquidity.

The Company was in a net debt position (total debt exceeded cash, cash equivalents, and short-term investments by $168.9 million) at December 31, 2004, compared to net cash of $141.1 million at December 31, 2003.  Total debt increased to $243.7 million at December 31, 2004, compared to $11.5 million at December 31, 2003, while cash, cash equivalents, and short-term investments decreased to $74.9 million at December 31, 2004, compared to $152.6 million at December 31, 2003.  The increase in debt and the decrease in cash, cash equivalents, and short-term debt was mainly due to the acquisition of Thomas’ 32% minority interest in GTG.  During the third and fourth quarters of 2004, the Company repaid $80.6 million of the $313.1 million of debt obtained for the acquisition.

Working capital at December 31, 2004 was $118.4 million, compared to $311.4 million at December 31, 2003.   This decrease was primarily due to a $77.8 million decrease in cash, cash equivalents, and short-term investments and a $112.4 million increase in short-term and current debt related to the acquisition.  In addition, accounts receivable increased $23.0 million mainly because of higher sales during the month of December 2004 compared to December 2003 and also because of $2.0 million attributed to translation of Canadian accounts receivable at a higher exchange rate.  Inventory increased $6.2 million partially because of $1.4 million attributed to translation of Canadian inventory at a higher exchange rate.  Accounts payable and accrued expenses increased $34.8 million because of normal fluctuations due to the timing of cash disbursements, and $2.5 million attributed to translation of Canadian accounts payable and accrued expenses at a higher exchange rate.  The current ratio was 1.4 at December 31, 2004, compared to 2.8 at December 31, 2003.  This reduction is due primarily to the reduction of cash and increase in short-term debt related to the acquisition of Thomas’ 32% minority interest in GTG.

The ratio of total debt to total capital employed at December 31, 2004 was 35.5%, compared to 3.1% at December 31, 2003.  Cash provided by operating activities was $105.3 million in 2004, a record for the Company, compared to $93.3 million in 2003.  The 2003 amount included $8.0 million from the patent litigation settlement with the Lithonia division of Acuity Brands, Inc.  Because of the Company’s strong cash flow, the Company has already paid down $80.6 million of the $313.1 million obtained on August 2, 2004 to acquire Thomas’ 32% minority interest in GTG.

Summary of Cash Flows

	For the years ended December 31
(Dollars in thousands)	2004	2003	2002
Operating profit	$116,818	$108,252	$96,418
Add: Depreciation and amortization	28,069	24,207	23,169
EBITDA* before minority interest	144,887	132,459	119,587
Minority interest	(18,354)	(32,594)	(29,245)
EBITDA* after minority interest	126,533	99,865	90,342
Interest (expense) income, net	(3,937)	324	(213)
Taxes on income	(36,274)	(29,633)	(25,840)
Changes in assets and liabilities, and other	18,963	22,698	21,256
Cash provided by operating activities, net	105,285	93,254	85,545
Cash used in investing activities, net	(373,942)	(61,101)	(61,882)
Cash provided by (used in) financing activities, net	239,087	(16,794)	(5,148)
Effect of exchange rate changes	3,667	(242)	(521)
Net (decrease) increase in cash and cash equivalents	$(25,903)	$15,117	$17,994

*Earnings before interest, taxes, depreciation, and amortization.  This is a “non-GAAP financial measure” under the Securities and Exchange Commission regulations.  Management believes this is a useful measure because it is included as a key measure in the Company’s credit facilities and it is widely recognized and used by financial analysts and the financial community.

Cash provided by operating activities in 2004 was $105.3, $12.0 million higher than the cash provided by operating activities of $93.3 in 2003, which was $7.7 million higher than 2002.  The primary reasons for the increase relates to the increases in net income and accounts payable and accrued expenses less the buildup of accounts receivable and inventory associated with increased sales activity in 2004.

Cash used in investing activities is comprised of acquisitions of businesses, purchases of property, plant and equipment, less proceeds from sales of property, plant and equipment, and changes in short-term investments.  In 2004, the Company paid $402.1 million to acquire Thomas’ 32% minority interest in GTG and $3.1 million to purchase USS Manufacturing and New Oxford.  In 2003, the Company paid $20.4 million to purchase Shakespeare and in 2002, the Company paid $10.6 million to purchase Vari-Lite.  Purchases of plant and equipment in 2004 were $9.1 million higher than in 2003, which were $1.4 million lower than in 2002.  The increase in capital spending in 2004 was primarily due to factory automation projects and the initial phase of a new HID manufacturing plant in San Marcos, Texas.  Proceeds from sales of property, plant and equipment were $4.6 million in 2004, primarily from the sale of land and building in Barrington, New Jersey (production at this plant had been moved to Sparta, Tennessee in 2002); the sale of land and building in Garland, Texas (production at this plant had been moved to Dallas, Texas and combined with Vari-Lite in April 2003) and a right-of-way at the plant in San Marcos, Texas.  Sales of property, plant and equipment were insignificant in 2003 and $1.8 million in 2002, primarily from the sale of building and equipment at the plant in Milan, Illinois.  The Company had net proceeds from sales of short-term investments of $53.3 in 2004 and net purchases of short-term investments of $23.2 million in 2003 and $34.1 million in 2002.  The net proceeds from short-term investment in 2004 were used to help fund the acquisition of Thomas’ 32% minority interest.

As mentioned above, the Company plans to spend approximately $23.4 million (of which approximately $4.0 million was spent in 2004) to build and relocate into a new 250,000 square foot HID (high intensity discharge) manufacturing plant in San Marcos, Texas.  The facility will provide world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time.  Occupancy is scheduled for the third quarter of 2005.

Cash provided by financing activities during 2004 was $239.1 million, with $200.0 million from long-term debt and $113.1 million of short-term debt provided for the acquisition of Thomas’ 32% minority interest in GTG.  Subsequent to the acquisition, $60.0 million of the long-term debt and $20.6 of the short-term debt was repaid.  In addition $5.2 million was provided from the exercise of stock options and $1.5 million for disbursements outstanding.  Cash used in financing activities during 2003 was $16.8 million, with $27.4 million in repayments of long-term debt offset by $2.7 million in stock options exercised and $7.9 million in disbursements outstanding.  Cash used in financing activities during 2002 was $5.1 million, with $5.0 million in stock options exercised and disbursements outstanding offsetting payments on debt of $3.3 million and treasury stock purchases of $6.8 million.  The Company purchased 202,800 shares of treasury stock at an average price of $33.48 in 2002.

Although the Company has now incurred significantly more debt, management is confident that currently available cash, combined with internally generated funds, will be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the next year.  The Company continues to seek opportunities to acquire businesses that fit its strategic growth plans.  Management believes adequate financing for any such investments will be available through cash on hand, future borrowings, or equity offerings.

Debt and Other Contractual Obligations

On August 2, 2004, Genlyte and its subsidiaries amended and restated the former three-year credit facilities entered into on July 29, 2003, to provide additional borrowing capacity.  The amended facilities consist of a $180 million U.S. revolving credit facility and a $20 million Canadian revolving credit facility with a syndicate of eleven banks and now mature on July 31, 2009.  In addition, under the same agreement, the Company entered into a $100 million U.S. term loan that is payable in equal installments over five years, expiring on July 31, 2009.  According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged.

The Company’s long-term debt at December 31, 2004 consisted of $45.0 million from the $180.0 million U.S. revolving credit facility, $95.0 million from the $100.0 million term loan, $11.0 million in industrial revenue bonds, and $0.2 million in capital leases and other. The revolving credit facilities and the term loan are unsecured.  At December 31, 2004, the Company had $19.8 million in outstanding letters of credit under the U.S. revolving credit facility.  The letters of credit reduce the amount available to borrow and guarantee the industrial revenue bonds as well as insurance reserves. The Company is in compliance with all of its debt covenants as of December 31, 2004.

On August 2, 2004, the Company and its newly formed, wholly-owned subsidiary, Genlyte Receivables Corporation, entered into a U.S. asset backed securitization (“ABS”) agreement for $100,000 “on balance sheet” financing, which matures on July 31, 2005 and is renewable for two additional years. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity.  As of December 31, 2004, the Company’s short-term debt consisted of $92.5 million under the ABS agreement.  Net trade accounts receivable pledged as collateral for this loan were $157.4 million at December 31, 2004.

All of the new debt obtained in the third quarter of 2004 has variable interest rates.  To hedge a portion of the Company’s exposure to uncertain future cash flows resulting from fluctuations in market interest rates, the Company entered into interest rate swap contracts for the first time.  Under the terms of these swaps, the Company receives a LIBOR-based variable interest rate and pays a fixed interest rate of 3.0% on $100 million for two years and 3.4% on $80 million for three years.  Therefore, as a result of these swaps, the Company will pay a weighted-average fixed interest rate of 3.85% (which includes the interest rate spreads mentioned in note (15) in the “Notes to the Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data”) on $180 million of its total debt and the remaining debt of $63.7 million is exposed to variable interest rates.

The following table summarizes the Company’s contractual obligations at December 31, 2004, excluding current liabilities except for the current maturities of long-term debt, and the effect such obligations are expected to have on cash flows and liquidity in future periods (in thousands):

		Payments due by period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt (a)	$151,069	$20,040	$40,021	$80,008	$11,000
Capital leases (b)	168	168	—	—	—
Interest due on debt	8,264	887	2,133	4,606	638
Non-cancelable operating leases (c)	23,513	5,924	7,779	4,796	5,014
Purchase obligations (d)	97,729	97,729	—	—	—
Pension benefits (e)	21,344	5,318	—	—	—
Postretirement benefits (f)	5,083	568	1,037	1,030	2,448
Other long-term liabilities (g)
Total contractual obligations (h)	$307,170	$130,634	$50,970	$90,440	$19,100

(a)   Long-term debt is included in the consolidated balance sheet in Item 8.  Also see note (15) in Item 8.

(b)   Capital lease debt is included in the consolidated balance sheet in Item 8.  Also see note (19) in Item 8.

(c)   Operating lease commitments are described in note (19) in Item 8.

(d)   Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end.

(e)   Pension benefit obligations reflect the Company's accrued liabilities, estimated contributions by the Company during the next 12 months, and contributions beyond one year cannot be reasonably estimated.  These contributions are included in the consolidated balance sheet in Item 8.  Also see note (16) in Item 8.

(f)    Postretirement benefit obligations are included in the consolidated balance sheet in Item 8.  Also see note (17) in Item 8.

(g)   Other long-term liabilities included in the consolidated balance sheet in Item 8 consist of reserves for income taxes and casualty insurance.  None of these amounts are included in the table above because they do not have determinable payment streams.

(h)   Does not foot.

Other

In 2004, 2003, and 2002, 16.6%, 16.9%, and 16.1%, respectively, of the Company’s net sales were generated from operations in Canada.  In addition, the Company has a production facility in Mexico.  International operations are subject to fluctuations in currency exchange rates.  The Company monitors its currency exposure in each country, but does not actively hedge or use derivative financial instruments to manage exchange rate risk.  Management cannot predict future foreign currency fluctuations, which have and will continue to affect the Company’s balance sheet and statement of income.   The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $19.9 million gain as of December 31, 2004.  Such adjustments were a gain of $12.3 million in 2004, a gain of $13.7 million in 2003, and a gain of $14 thousand in 2002.  Pre-tax gains and (losses) from translation of foreign currency transactions, which are recorded in selling and administrative expenses, were $(2.3) million for 2004, $(3.4) million for 2003, and $151 thousand for 2002.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

On an on-going basis, the Company evaluates its estimates and assumptions, including those related to sales returns and allowances, doubtful accounts receivable, slow moving and obsolete inventory, income taxes, impairment of long-lived assets including goodwill and other intangible assets, medical and casualty insurance reserves, warranty reserves, pensions and other post-retirement benefits, contingencies, environmental matters, and litigation.  Management bases its estimates and assumptions on its substantial historical experience and other relevant factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported results would differ under different assumptions or conditions.  Actual results will inevitably differ from management’s estimates, and such differences could be material to the consolidated financial statements.

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of the Company’s consolidated financial statements:

Revenue Recognition

The Company manufactures and sells its products pursuant to purchase orders received from customers and recognizes sales revenue when products are shipped, which is when legal title passes to the customer and the risks and rewards of ownership have transferred.

Genlyte has three types of post-shipment obligations to its customers: incentive rebates, sales returns, and warranty obligations.  The Company recognizes incentive rebates as sales deductions, and they are accrued as earned by the customer based on a systematic allocation of the total estimated rebates to be paid to the underlying sales that result in progress toward earning the rebate.  In addition, the Company provides for limited product return rights for some products for some customers, which also are recorded as sales deductions and are accrued based on estimated returns.  The amount of future returns can be reasonably estimated based on historical experience and specific notification of pending returns.  The Company also has certain warranty obligations, which are discussed in note (13) in the “Notes to Consolidated Financial Statements” section of item 8 “Financial Statements and Supplementary Data.”

Allowance for Doubtful Accounts Receivable

The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay (bankruptcy, out of business, etc., which result in “bad debt” write-offs) as well the customer’s refusal to pay (returned products, billing errors, disputed amounts, etc., which result in credit memos).  Management’s estimated allowances are based on the aging of the invoices, historical collections, customers’ financial status, the overall ratio of “bad debt” allowances to account receivable balances in comparison to relevant industry data, amounts returned and disputed by customers, and estimated lag times for processing credit memos.  In the opinion of management, these allowances are adequately established and sufficient to cover future collection problems.  However, should business conditions deteriorate and more customers have financial problems, these allowances may be increased, which would negatively impact the Company’s results of operations.

Reserve for Slow Moving and Obsolete Inventory

The Company records inventory at the lower of cost (generally LIFO) or market.  Due to stable or increasing selling prices in recent years, and the level of gross profit margins on most products, the Company has not made any material adjustments to write down inventory to market.  However, the Company does reserve for excess quantities of slow moving or obsolete inventory.  These reserves are primarily based upon management’s assessment of the salability of the inventory, historical usage of raw materials and historical demand for finished goods, and estimated future usage and demand.  An improper assessment of salability or improper estimate of future usage or demand, or significant changes in usage or demand could result in significant changes in the reserves and a positive or a negative impact on the Company’s results of operations in the period the change occurs.

Impairment of Goodwill

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), was issued in July 2001 and became effective for the Company on January 1, 2002.  Goodwill is now subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment.  If a reporting unit’s carrying value exceeds its fair value, and the reporting unit’s carrying value of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The evaluation of goodwill for impairment requires management to use significant estimates and assumptions including, but not limited to, projecting future revenue, operating results, and cash flow of each of the Company’s reporting units.  Although management believes the estimates and assumptions used in the evaluation of goodwill are reasonable, differences between actual and projected revenue, operating results, and cash flow could cause some impairment of the Company’s goodwill.  If this were to occur, the Company would be required to write down the goodwill, which could have a material negative impact on the Company’s results of operations and financial condition.

Retirement Plans

Assets and liabilities of the Company’s defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets, estimated rates of compensation increase, and discount rates.  Actual changes in the fair market value of plan assets and differences between the actual and expected return on plan assets, as well as differences between the actual and estimated rates of compensation increase and changes in the discount rate, will affect the amount of pension expense recognized, impacting the Company’s results of operations.

The key assumptions used in developing 2004 and 2003 net pension costs are as follows:

	U.S. Plans		Canadian Plans
	2004	2003	2004	2003
Weighted Average Assumptions
Discount rate	5.81%	5.95%	5.81%	5.95%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected return on plan assets	8.50%	8.50%	7.21%	7.37%

To develop the expected long-term rate of return on plan assets assumptions, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios.  In addition, the Company expects to contribute approximately $4.5 million to its U.S. defined benefit plans and $818 thousand to its Canadian defined benefit plans during 2005. Contributions are expected to at least meet the current law minimum funding requirements.

Self-Insurance for Workers’ Compensation and Medical Claims

The Company is insured for workers’ compensation, but the deductible, $250 thousand prior to August 2002 and $500 thousand afterwards, exceeds the vast majority of claims.  The insurance provider and administrator, Travelers, provides the Company with estimated losses and reserve requirements for each open claim based on its expertise and experience.  The Company records provisions for workers’ compensation claims based on the information received from Travelers.  The Company also provides reserves for estimated losses for claims incurred but not reported and the future development of reported claims, based on actuarial and claims trend analysis performed by the Company’s casualty insurance broker and consultant, Marsh & McLennan Company.  Travelers and Marsh & McLennan use significant judgment and assumptions to estimate the losses and reserve requirements, and although management believes the current estimates are reasonable, significant differences related to the factors used in making those estimates could materially affect the Company’s workers’ compensation liabilities and expense, impacting financial condition and results of operations.

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

Stock-Based Compensation Costs

SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) gives companies the choice to account for stock-based compensation using either the fair value method or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  The Company has elected to account for its stock option plans using the intrinsic value method.  Because all options granted under those plans have had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income.

Note (2) “Summary of Significant Accounting Policies – Stock-Based Compensation Costs” in the “Notes to Consolidated Financial Statements” section of item 8 “Financial Statements and Supplementary Data” includes supplemental information, including pro forma net income and earnings per share, as if stock-based compensation cost for the stock option plans had been determined using the fair value method of SFAS No. 123.  The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with assumptions about the risk-free interest rate, expected option life, and expected stock price volatility.  These assumptions can be highly subjective.  Because Genlyte’s stock options have characteristics different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measurement of the fair value of Genlyte’s stock options.  Using different assumptions, the supplemental information provided in note (2) could be materially different.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Accounting for Stock Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  A public entity will initially measure the cost of equity based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  The provisions of SFAS No. 123R shall become effective for the Company in the third quarter of 2005 and will apply to all awards granted after June 15, 2005 and to awards modified, repurchased, or cancelled after that date.  The Company is evaluating SFAS No. 123R and believes it may have a material effect on results of operations.

Income Taxes

Significant management judgment is required in developing the Company’s income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets.  Management has determined that no valuation allowances are required.

The Company operates in multiple taxing jurisdictions and is subject to audit in those jurisdictions.  Because of the complex issues involved, any assessments can take an extended period of time to be resolved.  In management’s opinion, adequate income tax provisions have been made and adequate tax reserves exist to cover probable risks.  However, results of Internal Revenue Service or other jurisdictional audits, closing of past years’ tax returns no longer subject to audit, and future tax law changes could have a material impact on the Company’s future tax liabilities and provisions, impacting financial condition and results of operations.

Purchase Method of Accounting Related to Acquisitions

Because of the magnitude and materiality of Genlyte’s acquisition of Thomas’ 32% minority interest in GTG, the purchase method of accounting applied to this acquisition is a critical accounting policy.  The Company accounts for all business acquisitions in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Application of these standards requires considerable judgment in determining the fair values of tangible and intangible assets and liabilities and the depreciable and amortizable lives of tangible and intangible assets. With respect to the acquisition of Thomas’ 32% minority interest in GTG, the total purchase price of $402.1 million was allocated to 32% of the net tangible and identifiable intangible assets of GTG based on their estimated fair values as of July 31, 2004.  A preliminary allocation of the purchase price to 32% of the net assets acquired is disclosed in note (5) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”  The Company, with the assistance of outside consultants, determined the fair values and lives of the net assets using various estimates, assumptions, and judgments.  By applying different estimates, assumptions, and judgments, management could have allocated the purchase price differently, and the differences could be material to the Company’s financial condition.  Different fair values and lives could also result in materially different depreciation and amortization expense affecting results of operations.

Forward-Looking Statements

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” and similar expressions are intended to identify such forward-looking statements.  The statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; terrorist activities or war and the effects they may have on the Company or the overall economy; the ability to maintain or increase prices; customer acceptance of new product offerings; ability to sell to targeted markets; the performance of the Company’s specialty and niche businesses; availability and cost of steel, aluminum, corrugated packaging, ballasts, and other raw materials; increases in energy and freight costs; workers’ compensation, casualty and group health insurance costs; the costs and outcomes of various legal proceedings; increases in interest costs arising from an increase in rates; the ultimate valuation of inventory, property, plant, and equipment, and intangible assets related to the purchase of Thomas’ 32% ownership interest in GTG; future acquisitions; foreign currency exchange rates; changes in tax rates or laws, the ability of the Company to repatriate foreign earnings, and changes in accounting standards. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and component parts, and fluctuations in foreign currency exchange rates in the operation of its business.  Each of these risks is discussed below.

Interest Rate Risk

The Company earns interest income on its cash, cash equivalents, and short-term investments and pays interest expense on its debt.  Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows.  With the significant increase in the Company’s variable rate debt related to the acquisition of Thomas’ 32% minority interest in GTG, the adverse exposure to increasing interest rates has increased considerably.  To reduce its exposure, on August 2, 2004, the Company entered into cash flow hedges in the form of interest rate swaps to provide fixed rate interest of approximately 3.0% on $100 million for two years and 3.4% on $80 million for three years.  As a result of these swaps, the Company will pay a weighted-average fixed interest rate of 3.85% (which includes the interest rate spreads mentioned in note (15) in the “Notes to the Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data”) on $180 million of its total debt.  As of December 31, 2004, approximately $63.7 million of variable rate debt was not hedged.  A one-percentage-point increase in interest rates would result in an annualized increase in interest expense of approximately $637 thousand, with an impact of $392 thousand on net income.  This would be somewhat offset by additional interest income earned on cash, cash equivalents, and short-term investments.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons.  The Company’s operating results could be affected by the availability and price fluctuations of these materials.  The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier.  No consequential supply problems have been encountered in recent years.  Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors.  For the year ended December 31, 2004, the raw material component of cost of goods sold subject to price risk was $553.6 million.  The Company does not actively hedge or use derivative instruments to manage its risk in this area.  The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases.  The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time.  During 2004, prices for steel, aluminum, ballasts, and corrugated cartons rose sharply.  These increases began in the third quarter and had a more significant impact on the Company’s product costs in the fourth quarter of 2004 as additional supply agreements expired.  In response to the rising material prices, the Company announced price increases ranging from 5% to 8%, depending on the product, effective with May 2004 orders.  In addition, the Company initiated additional price increases ranging from 6% to 10% effective with November 2004 orders.  Such price adjustments are subject to competitive pressure, but management believes most of the price increases will be realized over time.

Foreign Currency Exchange Rate Risk

In 2004, 16.6% of the Company’s net sales were generated from operations in Canada.  A significant amount of these products were manufactured in Canada and sold to U.S. customers.  The Company’s Canadian operations also purchase materials from U.S. vendors.  As a result, Canadian operations have cash, cash equivalent, accounts receivable, and accounts payable balances denominated in U.S. dollars.  Translation of these balances to the operations’ functional currency, the Canadian dollar, results in foreign currency transaction gains and losses, which are recorded in selling and administrative expenses. When Canadian assets denominated in U.S. dollars exceed Canadian liabilities denominated in U.S. dollars (the Company’s current situation) and the Canadian dollar strengthens versus the U.S. dollar, the Company recognizes foreign currency transaction losses. When the Canadian dollar weakens versus the U.S. dollar, the Company recognizes foreign currency transaction gains.  If the Company’s Canadian liabilities denominated in U.S. dollars exceeded Canadian assets denominated in U.S. dollars, the opposite would occur.  Because of the strengthening Canadian dollar, the Company recognized losses of $2.3 million ($1.3 million after minority interest and income taxes) during the twelve months ended December 31, 2004. The Company does not actively hedge or use derivative instruments to manage risk in this area.  As of December 31, 2004, the Company’s net asset exposure to foreign currency transaction gains and losses (defined as assets at Canadian operations denominated in U.S. dollars less liabilities at Canadian operations denominated in U.S. dollars) was approximately $23.8 million.

As of December 31, 2004, a significant amount of the Company’s net assets were at Canadian operations.  The Company also had a minimal amount of net assets at Mexican operations.  The translation of these net assets from the operations’ functional currency, the Canadian dollar or peso, to the Company’s reporting currency, U.S. dollars, results in foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income.  The Company’s foreign currency translation adjustment was a gain of $12.3 million for the twelve months ended December 31, 2004.  The Company does not use derivative instruments to hedge its foreign currency risk of net investments in foreign operations.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of The Genlyte Group Incorporated:

We have completed an integrated audit of The Genlyte Group Incorporated's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audit, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Genlyte Group Incorporated and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that The Genlyte Group Incorporated did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the period-end financial process, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management's assessment.  As of December 31, 2004, the Company did not maintain effective controls over the period-end financial reporting process.  Specifically, the Company: (i) did not have adequate controls over the accounting for and the review and approval of certain financial statement accounts requiring a high degree of judgment and estimates including liabilities for employee benefits, the allowance for doubtful accounts and disclosures related to deferred tax assets and liabilities; (ii) permitted users with financial accounting and reporting responsibilities at certain divisions to have incompatible access to financial applications and data related to the general ledger while also having the ability to initiate journal entries, some of which were not subject to review and approval, and (iii) did not have adequate controls over the selection and application of generally accepted accounting principles related to non-routine, complex transactions related to the calculations of goodwill impairment and business combinations.  These control deficiencies resulted in audit adjustments to certain accounts and disclosures in the Company's 2004 consolidated financial statements including liabilities for employee benefits, the allowance for doubtful accounts and deferred tax assets and liabilities, which were not material to the Company's financial statements taken as a whole, and also the restatement of the Company's 2002 and 2003 annual consolidated financial statements.  In addition, these control deficiencies could result in a misstatement of accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.  Accordingly, this material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that The Genlyte Group Incorporated did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO.  Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, The Genlyte Group Incorporated has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
March 31, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders of The Genlyte Group Incorporated:

We have audited the accompanying consolidated balance sheet of The Genlyte Group Incorporated and Subsidiaries (the Company) as of December 31, 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period then ended.  Our audits also included the financial statement schedule listed in Item 15 (a) 2 for the years ended December 31, 2003 and 2002.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Genlyte Group Incorporated and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its previously issued 2003 and 2002 financial statements.

/s/ Ernst & Young LLP

Louisville, Kentucky
January 23, 2004
except for Note 3, as to which the date is March 31, 2005

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except earnings per share data)

	For the year ended December 31,
	2004	2003	2002
Net sales	$1,179,069	$1,033,899	$970,304
Cost of sales	760,938	671,322	630,433

Gross profit	418,131	362,577	339,871
Selling and administrative expenses	297,033	261,246	242,602
Amortization of intangible assets	4,280	1,079	851
Gain on settlement of patent litigation	—	(8,000)	—

Operating profit	116,818	108,252	96,418
Interest expense (income), net	3,937	(324)	213
Minority interest, net of income taxes	18,354	32,594	29,245

Income before income taxes	94,527	75,982	66,960
Income tax provision	36,274	29,633	25,840

Net income	$58,253	$46,349	$41,120

Earnings per share:
Basic	$4.27	$3.44	$3.04
Diluted	$4.20	$3.41	$3.01

Weighted average number of shares outstanding:
Basic	13,630	13,480	13,535
Diluted	13,885	13,597	13,668

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2004	2003
		(As restated)
Assets:
Current Assets:
Cash and cash equivalents	$56,233	$82,136
Short-term investments	18,619	70,479
Accounts receivable, less allowances for doubtful accounts of $10,724 and $13,456, as of December 31, 2004 and 2003, respectively	183,119	160,111
Inventories	150,077	143,898
Deferred income taxes and other current assets	31,381	28,602
Total current assets	439,429	485,226
Property, plant and equipment, at cost:
Land and land improvements	18,044	8,211
Buildings and leasehold improvements	113,275	88,718
Machinery and equipment	303,471	290,578
Total property, plant and equipment	434,790	387,507
Less: accumulated depreciation and amortization	281,316	275,883
Net property, plant and equipment	153,474	111,624
Goodwill	253,684	150,532
Other intangible assets, net of accumulated amortization	114,986	21,315
Other assets	4,097	5,028
Total Assets	$965,670	$773,725

Liabilities & Stockholders’ Equity:
Current Liabilities:
Short-term debt	$92,489	$—
Current maturities of long-term debt	20,202	284
Accounts payable	114,887	98,114
Accrued expenses	93,496	75,431
Total current liabilities	321,074	173,829
Long-term debt	131,029	11,190
Deferred income taxes	40,156	35,577
Minority interest	910	159,632
Accrued pension	21,344	27,567
Other long-term liabilities	8,169	8,562
Total liabilities	522,682	416,357
Commitments and contingencies (See notes (18) and (19))
Stockholders’ Equity:
Common stock ($.01 par value, 30,000,000 shares authorized; 14,673,131 and 14,481,426 shares issued as of December 31, 2004 and 2003; 13,765,122 and 13,573,395 shares outstanding as of December 31, 2004 and 2003)	138	136
Additional paid-in capital	54,148	46,793
Retained earnings	372,673	314,420
Accumulated other comprehensive income	16,029	(3,981)
Total stockholders’ equity	442,988	357,368
Total Liabilities & Stockholders’ Equity	$965,670	$773,725

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Number of Shares	Amount
Balance, December 31, 2001 (As restated)	13,433	$135	$44,438	$226,951	$(8,959)	$262,565

Net income	—	—	—	41,120	—	41,120
Increase in minimum pension liability, before tax	—	—	—	—	(12,717)	(12,717)
Related tax effect	—	—	—	—	4,185	4,185
Increase in minimum pension liability, after tax	—	—	—	—	(8,532)	(8,532)
Foreign currency translation adjustments	—	—	—	—	14	14
Total comprehensive income						32,602

Exercise of stock options	217	2	4,142	—	—	4,144
Income tax benefit from exercise of stock options	—	—	1,463	—	—	1,463
Purchases of treasury stock	(203)	(2)	(6,787)	—	—	(6,789)

Balance, December 31, 2002 (As restated)	13,447	135	43,256	268,071	(17,477)	293,985

Net income	—	—	—	46,349	—	46,349
Increase in minimum pension liability, before tax	—	—	—	—	(323)	(323)
Related tax effect	—	—	—	—	100	100
Increase in minimum pension liability, after tax	—	—	—	—	(223)	(223)
Foreign currency translation adjustments	—	—	—	—	13,719	13,719
Total comprehensive income						59,845

Exercise of stock options	126	1	2,712	—	—	2,713
Income tax benefit from exercise of stock options	—	—	825	—	—	825

Balance, December 31, 2003 (As restated)	13,573	136	46,793	314,420	(3,981)	357,368

Net income	—	—	—	58,253	—	58,253
Decrease in minimum pension liability, before tax	—	—	—	—	11,995	11,995
Related tax effect	—	—	—	—	(4,608)	(4,608)
Decrease in minimum pension liability, after tax	—	—	—	—	7,387	7,387
Increase in fair market value of interest rate swaps, before tax	—	—	—	—	432	432
Related tax effect	—	—	—	—	(151)	(151)
Increase in fair market value of interest rate swaps, after tax	—	—	—	—	281	281
Foreign currency translation adjustments	—	—	—	—	12,342	12,342
Total comprehensive income						78,263

Exercise of stock options	192	2	5,194	—	—	5,196
Income tax benefit from exercise of stock options	—	—	2,161	—	—	2,161

Balance, December 31, 2004	13,765	$138	$54,148	$372,673	$16,029	$442,988

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$58,253	$46,349	$41,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,069	24,207	23,169
Net (gain) loss from disposals of property, plant and equipment	(1,790)	1,131	1,010
Provision for deferred income taxes	652	1,573	2,769
Minority interest	13,238	25,666	10,465
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in:
Accounts receivable	(20,740)	(3,261)	(5,470)
Inventories	(1,579)	(663)	2,069
Deferred income taxes and other current assets	(3,388)	(41)	465
Intangible and other assets	4,807	(2,778)	8,195
Increase (decrease) in:
Accounts payable	13,636	(1,659)	3,648
Accrued expenses	16,806	(352)	2,729
Deferred income taxes, long-term	1,306	235	(6,428)
Accrued pension and other long-term liabilities	(6,564)	1,927	1,318
All other, net	2,579	920	486
Net cash provided by operating activities	105,285	93,254	85,545
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash received	(405,187)	(20,350)	(10,641)
Purchases of property, plant and equipment	(26,620)	(17,559)	(18,912)
Proceeds from sales of property, plant and equipment	4,607	31	1,807
Purchases of short-term investments	(60,467)	(126,998)	(157,198)
Proceeds from sales of short-term investments	113,725	103,775	123,062
Net cash used in investing activities	(373,942)	(61,101)	(61,882)
Cash Flows From Financing Activities:
Proceeds from short-term debt	100,000	—	—
Repayments of short-term debt	(7,511)	—	—
Proceeds from long-term debt	200,000	—	—
Repayments of long-term debt	(60,068)	(27,410)	(3,318)
Exercise of stock options	5,196	2,713	4,144
Net increase in disbursements outstanding	1,470	7,903	815
Purchases of treasury stock	—	—	(6,789)
Net cash provided by (used in) financing activities	239,087	(16,794)	(5,148)
Effect of exchange rate changes on cash and cash equivalents	3,667	(242)	(521)
Net (decrease) increase in cash and cash equivalents	(25,903)	15,117	17,994
Cash and cash equivalents at beginning of year	82,136	67,019	49,025
Cash and cash equivalents at end of year	$56,233	$82,136	$67,019

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid, net	$4,061	$320	$1,013
Income taxes, net of refunds of $2,168, $823, and $289, respectively	$28,674	$30,453	$20,742

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note: Throughout these notes, the term “Company” as used herein refers to The Genlyte Group Incorporated, including the consolidated results of The Genlyte Group Incorporated and all majority-owned subsidiaries.

(1)         Description of Business

The Genlyte Group Incorporated (“Genlyte”), a Delaware corporation, is a United States based multinational corporation. The Company designs, manufactures, markets, and sells lighting fixtures, controls and related products for a wide variety of applications in the commercial, residential, and industrial markets in North America. The Company’s products are marketed primarily to distributors who resell the products for use in commercial, residential, and industrial construction and remodeling.

(2) Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements are presented in U.S. dollars and include the accounts of Genlyte and all majority-owned subsidiaries, after elimination of intercompany accounts and transactions. These statements include the accounts of Genlyte Thomas Group LLC (“GTG”). See note (4) “Formation of Genlyte Thomas Group LLC” and note (5) “Acquisition of 32% Minority Interest in GTG in 2004.”

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

Revenue Recognition: The Company manufactures and sells its products pursuant to purchase orders received from customers and recognizes sales revenue when products are shipped, which is when legal title passes to the customer and the risks and rewards of ownership have transferred.

Genlyte has three types of post-shipment obligations to its customers: incentive rebates, sales returns, and warranty obligations.  The Company recognizes incentive rebates as sales deductions, and they are accrued as earned by the customer based on a systematic allocation of the total estimated rebates to be paid to the underlying sales that result in progress toward earning the rebate.  In addition, the Company provides for limited product return rights for some products for some customers, which also are recorded as sales deductions and are accrued based on estimated returns.  The amount of future returns can be reasonably estimated based on historical experience and specific notification of pending returns.  The Company also has certain warranty obligations, which are discussed in note (13) “Product Warranties.”

Shipping and Handling Fees and Costs: Shipping and handling costs associated with storage and handling of finished goods and handling of shipments to customers are included in cost of sales.  Outbound freight for shipments to customers is included in selling and administrative expenses and amounted to $57,969 in 2004, $49,017 in 2003, and $45,724 in 2002.  Sometimes outbound freight is billed to the customer.  Such fees are included in net sales and amounted to $8,738 in 2004, $8,228 in 2003, and $7,372 in 2002.

Stock-Based Compensation Costs: At December 31, 2004, the Company had two stock-based compensation (stock option) plans, which are described more fully in note (21) “Stock Options.”  The Company accounts for these plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.”  Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company’s net income and earnings per share for the years ended December 31 would have been as follows on the next page:

	2004	2003	2002
Net income, as reported	$58,253	$46,349	$41,120
Stock-based compensation cost using, fair Value method, net of related tax effects	4,343	1,792	2,171
Net income, pro forma	$53,910	$44,557	$38,949

Earnings per share:
Basic, as reported	$4.27	$3.44	$3.04
Basic, pro forma	$3.95	$3.29	$2.88
Diluted, as reported	$4.20	$3.41	$3.01
Diluted, pro forma	$3.88	$3.26	$2.85

Because substantially all Genlyte stock options are granted for prior service, all of the compensation cost under the fair value method would be recorded when the stock options are granted.  Options representing 191,205 shares of Genlyte common stock were exercised during 2004.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Accounting for Stock Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  A public entity will initially measure the cost of liability based service awards based on their current fair value; the fair value of those awards will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  The provisions of SFAS No. 123R shall become effective for the Company in the third quarter of 2005 and will apply to all awards granted after June 30, 2005 and to awards modified, repurchased, or cancelled after that date.  The Company is evaluating SFAS No. 123R and believes it may have a material effect on financial results of operations to the extent that any new stock options are granted after June 30, 2005.

Advertising Costs: The Company expenses advertising costs principally as incurred. Certain catalog, literature, and display costs are amortized over their useful lives, from 6 to 36 months.  Total advertising expenses, classified as selling and administrative expenses, were $12,614 in 2004, $10,004 in 2003, and $8,538 in 2002.

Research and Development Costs: Research and development costs are expensed as incurred. These expenses, classified as selling and administrative expenses, were $11,497 in 2004, $10,343 in 2003, and $8,521 in 2002.

Derivative Instruments: The Company has entered into interest rate swap contracts to hedge exposure to uncertain future cash flows resulting from interest rate fluctuations on a portion of the Company’s variable rate debt.  The Company accounts for its interest rate swap contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company has designated its interest rate swap contracts as cash flow hedges and records the changes in fair value in accumulated other comprehensive income (loss) with an offset in assets or liabilities in the consolidated balance sheet.  Net amounts due related to interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of income when earned or payable.  The Company does not currently use, and during the past three years has not used, derivative instruments to manage or hedge changes in prices of raw materials and component parts or fluctuations in foreign currency exchange rates.  The Company does not use any type of derivative instruments for speculative or trading purposes.

Income Taxes: The Company provides for income taxes and recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Cash Equivalents: The Company considers all highly liquid investments with maturity of three months or less from the date of purchase to be cash equivalents.

Short-Term Investments: Short-term investments are classified as available-for-sale securities and consisted of commercial paper with a maturity of 120 days at December 31, 2004.  As of December 31, 2003, short-term investments consisted of commercial paper with a maturity of 120 days, term deposits with a maturity of one year that could be cashed penalty free any time after 30 days, and tax advantaged debt securities with original maturities ranging from eleven to 32 years.  Short-term investments are carried on the balance sheet at fair market value, which is equivalent to cost.  Current period adjustments to the carrying value of available-for-sale securities would be included in accumulated other comprehensive income within stockholder’s equity.  Because of the nature of all of these investments, cost does not differ from fair market value, so there are no such adjustments to the carrying value.

Accounts Receivable and Allowance for Doubtful Accounts Receivable: All accounts receivable are trade related, are recorded at the invoiced amount and do not bear interest.  The Company’s terms of collection vary but are generally consistent with lighting industry practices, including programs to extend terms beyond 30 days.  The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debts” which result in write-offs) as well as the customer’s refusal to pay (returned products, billing errors, disputed amounts, etc., which result in credit memos).  Management’s estimated allowances are based on the aging of the invoices, historical collections, customers’ financial status, the overall ratio of “bad debt” allowances to account receivable balances in comparison to relevant industry data, amounts returned and disputed by customers, and estimated lag times for processing credit memos.  Amounts deemed uncollectible are charged against the allowance for doubtful accounts when management determines it is probable a receivable will not be recovered.  Balances charged against the allowance totaled $42,955, $36,707 and $35,906 for the years ended December 31, 2004, 2003 and 2002, respectively.

Concentration of Credit Risk: Assets that potentially subject the Company to concentration of credit risk are cash and cash equivalents, short-term investments, and accounts receivable.  The Company invests its cash equivalents primarily in high-quality institutional money market funds with maturities of less than three months and limits the amount of credit exposure to any one financial institution.  Investment policies have been implemented that limit short-term investments to investment grade securities in multiple funds with multiple financial institutions, which limits the Company’s exposure.  The Company provides credit to most of its customers in the ordinary course of business, and collateral or other security may be required in certain infrequent situations.  The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses.  Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets to which the Company sells.  No single customer accounts for more than 10% of annual sales.  As of December 31, 2004, management does not consider the Company to have any significant concentration of credit risk.

Inventories: Inventories are stated at the lower of cost or market and include materials, labor, and overhead. Inventories at December 31 consisted of the following:

	2004	2003
Raw materials	$58,964	$54,371
Work in process	19,401	17,228
Finished goods	71,712	72,299
Total inventories	$150,077	$143,898

Inventories are valued and cost is relieved using the last-in, first-out (“LIFO”) method, which represented approximately 79% of total inventories at December 31, 2004 and 80% at December 31, 2003.  Inventories not valued at LIFO (primarily inventories of Canadian operations) are valued using the first-in, first-out (“FIFO”) method.  On a FIFO basis, which approximates current cost, inventories would have been $4,566 higher than reported at December 31, 2004 and $2,781 lower than reported at December 31, 2003.  During each of the last three years, certain inventory quantity reductions caused partial liquidations of LIFO inventory layers (in some cases including the base), the effects of which (decreased) increased net income by $(1,178) in 2004, $47 in 2003, and $48 in 2002.

Property, Plant and Equipment: The Company provides for depreciation of property, plant and equipment, which also includes amortization of assets recorded under capital leases, on a straight-line basis over the estimated useful lives of the assets. Useful lives vary among the items in each classification, but generally fall within the following ranges:

Land improvements	10 – 25 years
Buildings and leasehold improvements	10 – 40 years
Machinery and equipment	3 – 10 years

Leasehold improvements are amortized over the terms of the respective leases, or over their estimated useful lives, whichever is shorter.  Depreciation and amortization of property, plant and equipment, including assets recorded under capital leases, was

$23,789 in 2004, $23,128 in 2003, and $22,318 in 2002.   Accelerated methods of depreciation are used for income tax purposes, and appropriate provisions are made for the related deferred income taxes.

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

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination.  Goodwill is not amortized.  Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level.  Reporting units are one level below the business segment level, but can be combined within the same segment when reporting units have similar economic characteristics.  The majority of goodwill relates to and is assigned directly to a specific reporting unit.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis.  The Company completed its annual goodwill impairment test in the fourth quarter of 2004 and determined that no goodwill was impaired.

Other Intangible Assets: Other intangible assets include patents, trademarks, trade names, license agreements, non-competition agreements, customer relationships, profit in backlog and other intangible assets acquired from an independent party.  Intangible assets with an indefinite life, namely certain trademarks, trade names, and license agreements, are not amortized.  Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from two to 20 years.  Indefinite-lived intangible assets are tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired.  Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable.  An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset.  The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis.  The Company has determined that no material impairments existed as of December 31, 2004.  Costs related to internally developed intangible assets are expensed as incurred.

Translation of Foreign Currencies: Balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect as of the balance sheet date. The cumulative effects of such adjustments are charged to the foreign currency translation adjustment component of accumulated other comprehensive income in stockholders’ equity.  Income and expenses are translated at the weighted-average exchange rates prevailing during the year.  Net gains or (losses) resulting from the translation of foreign currency transactions of $(2,318) in 2004,  $(3,405) in 2003, and $151 in 2002 are included in selling and administrative expenses.

Fair Value of Financial Instruments: The carrying amounts of cash equivalents, short-term investments, short-term debt, and long-term debt approximate fair value because of their short-term maturity and/or variable market-driven interest rates.

Self-Insurance for Workers’ Compensation and Medical Claims: The Company is insured for workers’ compensation, but the deductible, $250 prior to August 2002 and $500 afterwards, exceeds the vast majority of claims.  The insurance provider and administrator, Travelers, provides the Company with estimated losses and reserve requirements for each open claim based on its expertise and experience.  The Company records provisions for workers’ compensation claims based on the information received from Travelers.  The Company also provides reserves for estimated losses for claims incurred but not reported and the future development of reported claims, based on actuarial and claims trend analysis performed by the Company’s casualty insurance broker and consultant, Marsh & McLennan Company.

The Company is self-insured for the medical benefit plans covering most of its employees.  The Company estimates its liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience.  The validity of the lag factor is evaluated periodically and revised if necessary.

Collective Bargaining Agreements: As of December 31, 2004, the Company was a party to various collective bargaining agreements.  Several of these collective bargaining agreements will expire in 2005.  Management does not expect the expiration and renegotiation of these agreements to have a significant impact on 2005 production or results of operations.

Other New Accounting Standards:  In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  FIN 46R provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  Application of FIN 46R is required for interests in special purpose entities for years ended after December 15, 2003.  Application of FIN 46R is required for all other types of VIE’s for periods ended after March 15, 2004.  The Company has determined that it has no variable interest entities.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which introduced a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted.  In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), which supersedes FSP FAS 106-1 with the same title, which was issued in January 2004.  FSP FAS 106-2 discusses certain accounting and disclosure issues raised by MMA and was effective in the third quarter of 2004 for the Company.

The Company has concluded that the prescription drug benefits provided under its postretirement plans are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy based on managements understanding of the Medicare Reform legislation and confirmation from the Company’s actuarial consultants.  FSP FAS 106-2 provides two alternative methods of transition when adopted – retroactive to the date of enactment or prospective from the date of adoption.  In the third quarter of 2004, the Company adopted FSP FAS 106-2 and elected the retroactive transition method.  Application of FSP FAS 106-2 resulted in a $472 reduction in the accumulated postretirement benefit obligation and a $44 reduction in net periodic postretirement benefit costs.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS No. 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” that was previously stated in ARB No. 43, Chapter 4.  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect SFAS No. 151 to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The guidance is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not expect SFAS No. 153 to have a material impact on the company’s financial condition or results of operations.

In December 2004, the FASB issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the American Jobs Creation Act of 2004 (the “Act”).   The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.  In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales.  Under the guidance in FSP No. FAS 109-1, “Application of FASB Statement 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS No. 109.  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date and is not expected to have an impact on the Company’s effective tax rate until fiscal year 2005.  FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” is effective for 2004 and is disclosed in note (10) “Income Taxes.”

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.  These changes had no impact on previously reported net income.

(3) Restatement of Previously Issued Consolidated Financial Statements

Upon further review of the accounting treatment related to the one-time gain of $33,805 recorded at the formation of the joint venture as described in note (4) “Formation of Genlyte Thomas Group LLC” below, management and the Audit Committee of the Board of Directors of the Company determined that accounting literature precludes treatment of this gain as accumulated other comprehensive income, as originally recorded in 1998, and a restatement of previously disclosed financial information is required to correct the error.  According to Staff Accounting Bulletin (“SAB”) No. 51, “Accounting for Sales of Stock by a Subsidiary,” this gain should be recorded to additional paid in capital.  This restatement has been made as of January 1, 2002.

(4) Formation of Genlyte Thomas Group LLC

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

Subject to the provisions in the Genlyte Thomas Group LLC Agreement (the “LLC Agreement”) regarding mandatory distributions described below, and the requirement of special approval in certain instances, distributions to Genlyte and Thomas (the “Members”) were made at such time and in such amounts as determined by the GTG Management Board and were made in cash or other property in proportion to the Members’ respective percentage interests.  Notwithstanding anything to the contrary provided in the LLC Agreement, no distribution under the LLC Agreement was permitted to the extent prohibited by Delaware law.

The LLC Agreement required that GTG make the following distributions to the Members:

(i) a distribution to each Member, based on its percentage interest, for tax liabilities attributable to its participation as a Member of GTG based upon the effective tax rate of the Member having the highest tax rate; and

(ii) subject to the provisions of Delaware law and the terms of the primary GTG credit facility, distributions (exclusive of the tax distributions set forth above) to each of the Members so that Thomas received at least an aggregate of $3,000 and Genlyte received at least an aggregate of $6,375 per year.  As a result of Genlyte’s acquisition of Thomas’ 32% minority interest in GTG, as explained in note (5) “Acquisition of 32% Minority Interest in GTG in 2004,” GTG did not make any distributions under the LLC Agreement in 2004.  During 2003, GTG made distributions of $3,000 to Thomas and $6,375 to Genlyte.  During 2002, GTG made distributions of $5,000 to Thomas and $10,625 to Genlyte.

(5) Acquisition of 32% Minority Interest in GTG in 2004

Effective at the close of business on July 31, 2004, Genlyte, through its wholly-owned subsidiaries, acquired the 32% minority interest owned by Thomas in GTG for a cash price of $386,500 plus 32% of GTG’s earnings, less distributions to Thomas, from January 1, 2004 through the closing at July 31, 2004. The transaction was structured as an asset purchase of various interests owned by Thomas and certain of its subsidiary entities. The purchase price was $402,081 including $1,179 of acquisition related costs.  The purchase price was determined through arm’s length negotiations between Genlyte and Thomas.  The transaction was financed with approximately $89,081 of the Company’s available cash and short-term investment balances plus $313,100 borrowed from four new credit facilities that are explained in note (15) “Long-Term Debt.”

The acquisition of Thomas’ 32% minority interest in GTG is accounted for using the purchase method of accounting. The total purchase price is allocated to 32% of the net tangible and identifiable intangible assets of GTG based on their estimated fair values as of July 31, 2004.  The preliminary allocation of the purchase price to 32% of the net assets acquired follows:

Inventory	$2,597
Property, plant and equipment	35,554
Goodwill	93,244
Trademarks/Trade names	72,742
Customer relationships	26,560
Patents	4,740
Backlog	2,717
Non-competition agreements	512
Other assets	3,252
Deferred income tax liability	(3,304)
Minority Interest	172,026
Accrued pension	(8,014)
Other long-term liabilities	(545)
Estimated total purchase price	$402,081

Although management does not expect the purchase price allocation to change, this allocation is subject to adjustment pending the gathering of additional information, as it becomes available.  Accordingly, the amounts above may change as the purchase price allocation is finalized.

Genlyte consummated the acquisition for various reasons, among others to improve its net income because the elimination of minority interest expense exceeds the combination of (1) decreased interest income from lower cash and short-term investment balances, (2) increased interest expense from higher debt balances, and (3) increased depreciation and amortization expense from the step-up of 32% of inventory, property, plant, and equipment, and intangible assets to fair market value.

The Company’s statement of income reflects the discontinuation of Thomas’ minority interest as well as the decreased interest income, increased interest expense, and depreciation and amortization expenses resulting from the acquisition since the date of the acquisition.  On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of each period presented, the Company’s results for the years ended December 31 would have been as follows:

	2004	2003
Net sales	$1,179,069	$1,033,899
Net income	64,146	54,210
Earnings per share	4.62	3.99

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

(6) Acquisitions of New Oxford and USS Manufacturing in 2004

On January 15, 2004, the Company acquired the assets of New Oxford Aluminum Company, a subsidiary of Lancaster Malleable Castings Company.  The Company has continued operating this foundry in the purchased facility located in new Oxford, Pennsylvania.  The New Oxford Aluminum Company had been a key supplier to the Company’s Hadco division.  Approximately 27% of its 2003 sales were to divisions of the Company.  The purchase price of $442 (including acquisition costs of $78) was funded from cash on hand.

On May 12, 2004, the Company acquired USS Manufacturing Inc. located in Renfrew, Ontario.  USS Manufacturing is a specialist in tapered, fluted and round aluminum poles, brackets, standard and decorative arms for street and traffic lights, and flag poles.  The purchase price of $3,131 was funded from cash on hand.  In addition, liabilities of $429 were assumed.

The New Oxford and USS Manufacturing acquisitions were accounted for using the purchase method of accounting.  The determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) was $1,524 for USS Manufacturing, which was based on the purchase price allocation.  While the Company does not expect the amounts recorded as goodwill to change, the amounts could change as the purchase price allocation is finalized.  Goodwill was not recorded for the New Oxford acquisition since the fair value of the net assets acquired was greater than the purchase price.  The operating results of New Oxford and USS Manufacturing have been included in the Company’s consolidated financial statements since the dates of acquisition.  The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because New Oxford and USS Manufacturing are not considered material acquisitions.

(7) Acquisition of Shakespeare in 2003

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

The Shakespeare acquisition was accounted for using the purchase method of accounting.  The preliminary determination in 2003 of the fair market value of net assets acquired resulted in an indicated excess of the purchase price over the fair value of net assets acquired (goodwill) of $8,309.  Upon finalization in 2004 of its valuations of intangible assets and property, plant, and equipment related to the acquisition, the Company reduced its previously recorded goodwill by $8,309, increased intangible assets by $5,014 and increased property, plant, and equipment by $3,295.  The operating results of Shakespeare have been included in the Company’s consolidated financial statements since the date of acquisition.  The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because Shakespeare is not considered a material acquisition.

(8) Acquisition of Vari-Lite in 2002

On November 18, 2002, the Company acquired the manufacturing assets, intellectual property, and sales division of Vari-Lite Inc. (“Vari-Lite”), a subsidiary of Dallas, Texas based Vari-Lite International Inc., a designer and manufacturer of highly advanced automated lighting equipment for the entertainment industry.  The purchase price of $10,641, plus the assumption of $2,510 of liabilities, was funded from cash on hand.

The Vari-Lite acquisition was accounted for using the purchase method of accounting.  The final determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) was $5,543.  As of December 31, 2002, the preliminary determination of goodwill was $2,891.  Goodwill adjustments in 2003 were primarily the result of increasing reserves for obsolete inventory and warranty exposure.  The operating results of Vari-Lite have been included in the Company’s consolidated financial statements since the date of acquisition.  The pro forma results and other disclosures required by SFAS No. 141 have not been presented because the acquisition of Vari-Lite is not considered a material acquisition.

(9) Gain on Settlement of Patent Litigation

On August 29, 2003, GTG settled a patent infringement lawsuit filed in March 2000 against Acuity Brands, Inc. and its Lithonia Lighting Division.  The United States District Court for the Western District of Kentucky in Louisville had ruled in January 2003 that Lithonia’s plastic Insta-Lite product infringes GTG’s Quicklight plastic recessed lighting fixture patent.  Lithonia paid GTG $8,000 and also agreed to cease selling the infringing version of its plastic recessed lighting product as of the end of 2003.  The impact of the settlement on the Company’s 2003 operating profit was approximately $6,400, net of $1,600 of legal expenses, with a $2,600 impact on net income ($.19 per diluted share), after deducting minority interest and income taxes.

(10) Income Taxes

The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109 “Accounting for Income Taxes.”  This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Using the enacted tax rates in effect for the years in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of an asset or liability.

The components of income before income taxes and the provisions for income taxes for the years ended December 31 were as follows:

	2004	2003	2002
Income before income taxes:
Domestic	$71,937	$59,157	$50,595
Foreign	22,590	16,825	16,365
Income before income taxes	$94,527	$75,982	$66,960

Income tax provision (benefit):
Domestic:
Currently payable	$26,844	$21,480	$15,957
Deferred	1,181	1,469	2,903
Foreign:
Currently payable	8,778	6,580	7,114
Deferred	(529)	104	(134)
Income tax provision	$36,274	$29,633	$25,840

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate follows:

	2004	2003	2002
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	3.2%	2.9%	2.5%
Minority interest share of foreign taxes	0.3%	1.1%	1.9%
Nondeductible portion of amortization and expenses	0.1%	0.3%	0.2%
Benefit of deferred tax rate reduction	—	—	(0.6)%
Other	(0.2)%	(0.3)%	(0.4)%
Effective income tax rate	38.4%	39.0%	38.6%

Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.  Significant temporary differences creating deferred tax assets and liabilities at December 31 follow:

	2004	2003
Deferred tax assets:
Allowance for doubtful accounts receivable	$3,781	$3,274
Inventory reserves	7,366	5,817
Accrued compensation expenses	11,457	10,475
Other	8,610	6,596
Total deferred tax assets	$31,214	$26,162

Deferred tax liabilities:
Accelerated depreciation	$2,604	$6,329
Gain on formation of GTG	—	21,648
Foreign deferred liability	3,274	3,093
Goodwill	33,752	—
Investments in subsidiaries	7,864	9,876
Other	5,868	1,911
Total deferred tax liabilities	53,362	42,857
Net deferred tax liability	$22,148	$16,695
Classification:
Current asset	$18,008	$18,882
Net non-current liability	40,156	35,577
Net deferred tax liability	$22,148	$16,695

Deferred tax assets and liabilities are classified as current or long-term according to the related asset and liability classification of the item generating the deferred tax.

As stated in Note (5) “Acquisition of 32% Minority Interest in GTG in 2004,” the Company acquired the 32% minority interest owned by Thomas in GTG at the close of business on July 31, 2004.  As a result of this transaction, the deferred tax liability of $21,648 as of December 31, 2003, previously identified as relating to the “Gain on formation of GTG” has been allocated among deferred tax asset and liability classes to reflect the 100% ownership of GTG at December 31, 2004.

Undistributed earnings of non-U.S. subsidiaries and joint venture companies aggregated $94,140 on December 31, 2004, which under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been, or are intended to be, permanently reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, the taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.  It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing 85% dividends received deduction for certain dividends from controlled foreign corporations.  The Company may elect to apply this provision to qualifying earnings repatriations in fiscal year 2005.  The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions of the Act.  The Company is evaluating the effects of the repatriation provision; however, is unable to complete this evaluation without additional clarifying language on key elements of the provision.  The Company expects to finalize its assessment following the issuance of additional clarifications.  As such, the Company is currently unable to determine whether, and to what extent, it may consider its intent to permanently reinvest foreign earnings.

(11) Earnings Per Share

“Basic earnings per share” represents net income divided by the weighted-average number of common shares outstanding during the period. “Diluted earnings per share” represents net income divided by the weighted-average number of common shares outstanding during the period, adjusted for the incremental dilution of outstanding stock options.  A reconciliation of the Company’s basic and diluted shares in accordance with SFAS No. 128, “Earnings per Share” for the years ended December 31 follows:

	(Amounts in thousands)
	2004	2003	2002
Weighted average common shares outstanding	13,630	13,480	13,535
Incremental common shares issuable: Stock option plans	255	117	133
Weighted average common shares outstanding assuming dilution	13,885	13,597	13,668

(12) Goodwill and Other Intangible Assets

The changes in the net carrying amounts of goodwill by segment for the year ended December 31, 2004 were as follows:

	Commercial	Residential	Industrial and Other	Total
Balance as of January 1, 2003	$108,183	$21,718	$4,330	$134,231
Acquisitions (a)	8,309	—	—	8,309
Adjustments to goodwill acquired previously (b)	1,723	(117)	—	1,606
Effect of exchange rate change on Canadian goodwill	6,295	26	65	6,386
Balance as of December 31, 2003	$124,510	$21,627	$4,395	$150,532
Acquisitions (c)	78,649	13,396	2,723	94,768
Adjustments to goodwill acquired previously (d)	5,761	(196)	—	5,565
Effect of exchange rate change on Canadian goodwill	2,779	12	28	2,819
Balance as of December 31, 2004	$211,699	$34,839	$7,146	$253,684

(a)           The acquisition of Shakespeare Composite Structures added $8,309 to goodwill.  See note (7) “Acquisition of Shakespeare in 2003.”

(b)          The majority of the adjustments to goodwill in 2003 resulted from the adjustment of the purchase price allocation of the acquisition of Vari-Lite Inc.  See note (8) “Acquisition of Vari-Lite in 2002.”

(c)           The acquisition of Thomas’ minority interest in GTG added $93,244 to goodwill.  See note (5) “Acquisition of 32% Minority Interest in GTG.”  The USS Manufacturing acquisition in the second quarter of 2004 added $1,524 to goodwill.  See note (6) “Acquisitions of New Oxford and USS Manufacturing in 2004.”

(d)          In conjunction with the appraisal process related to the acquisition of Thomas’ 32% minority interest and the finalization of the Shakespeare Composite Structures purchase price allocation, the Company adjusted the carrying amount of certain property, plant, and equipment, intangible assets, and goodwill related to prior acquisitions.

Summarized information about the Company’s other intangible assets follows:

	As of December 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$283	$227	$12,783	$1,515
Non-competition agreements	1,562	291	10,550	1,157
Customer relationships	26,560	562	—	—
Patents	5,694	356	750	171
Profit in backlog	2,905	2,905	188	188
Total	$37,004	$4,341	$24,271	$3,031

Unamortized intangible assets:
Trademarks and trade names	$77,704		$75
License agreements	4,619		—
Total	$82,323		$75

The increase in the gross carrying amount of customer relationships, patents, profit in backlog, trademarks and trade names since December 31, 2003 primarily relates to the acquisition of the 32% minority interest in GTG.  See note (5) “Acquisition of 32% Minority Interest in GTG in 2004.”  The decrease in amortized license agreements and non-competition agreements and the increase in unamortized license agreements relate to the adjustment of the carrying amount of certain intangible assets related to prior acquisitions and the appraisal noted in (d) on the previous page.

The Company amortizes the license agreements over lives of two and three years, the non-competition agreements over two and five years, customer relationships over twenty years, and patents over five to fifteen years. Amortization expense for intangible assets was $4,280 in 2004, $1,079 in 2003, and $851 in 2002.  The 2004 amortization expense includes $2,717 of one-time amortization related to the fair value of the profit in backlog acquired with the acquisition of Thomas’ 32% minority interest. Estimated amortization expense for intangible assets for the next five full years is $2,553 for 2005, $2,104 for 2006, $1,728 for 2007, $1,728 for 2008, and $1,725 for 2009.

Through acquisition of Thomas’ 32% minority interest in GTG in 2004 and the acquisition of Shakespeare in 2003, the Company acquired the following other intangible assets:

	As of December 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Weighted Average Life (in years)	Gross Carrying Amount	Weighted Average Life (in years)
Amortized intangible assets:
Non-competition agreements	$512	5.0	$—	—
Customer relationships	26,560	20.0	—	—
Patents	4,740	15.0	—	—
Profit in backlog	2,717	0.2	137	0.3
Total amortized intangible assets	$34,529	40.2	$137	0.3

Unamortized intangible assets:
Trademarks and trade names	72,742		—
Total other intangible assets	$107,271		$137

(13) Product Warranties

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the years ended December 31 were as follows:

	2004	2003
Balance, beginning of year	$4,034	$1,883
Addition from company acquired	—	1,571
Additions charged to expense	8,097	8,303
Deductions for repairs and replacements	8,821	7,723
Balance, end of year	$3,310	$4,034

(14) Accrued Expenses

Accrued expenses as of December 31 consisted of the following:

	2004	2003
Employee related costs and benefits	$39,097	$32,952
Advertising and sales promotion	13,025	8,869
Income and other taxes payable	10,757	6,105
Other accrued expenses	30,617	27,505
Total accrued expenses	$93,496	$75,431

(15) Long-Term Debt

Long-term debt as of December 31 consisted of the following:

	2004	2003
U.S. revolving credit facility	$45,000	$—
U.S. term loan	95,000	—
Industrial revenue bonds	11,000	11,000
Capital leases and other	231	474
Total long-term debt	$151,231	$11,474
Less: current maturities (amounts payable within one year)	20,202	284
Non-current long-term debt	$131,029	$11,190

On August 2, 2004, Genlyte and its subsidiaries amended and restated the former three-year credit facilities entered into on July 29, 2003, to provide additional borrowing capacity.  The amended facilities consist of a $180,000 U.S. revolving credit facility and a $20,000 Canadian revolving credit facility with a syndicate of eleven banks and now mature on July 31, 2009.  In addition, under the same agreement, the Company entered into a $100,000 U.S. term loan that is payable in equal installments over five years, expiring on July 31, 2009.  According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged.  As of December 31, 2004, total borrowings were $45,000 under the U.S. credit facility, zero under the Canadian credit facility, and $95,000 under the term loan.  In addition, as of December 31, 2004, the Company had outstanding $19,770 of letters of credit, which are subject to a fee of 0.875% and reduce the amount available to borrow under the U.S. facility.  The letters of credit serve to guarantee the industrial revenue bonds as well as insurance reserves.

The U.S. revolving credit facility and the U.S. term loan bear interest at the option of the borrower based upon either (1) the higher of the National City Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the Eurodollar Rate (“LIBOR”) plus the Eurodollar Margin (a margin as determined by Genlyte’s Leverage Ratio (total debt to EBITDA, or earnings before interest, taxes, depreciation, and amortization)). Borrowings on the Canadian revolving credit facility can be made in Canadian dollars or U.S. dollars.  Loans in Canadian dollars bear interest at the option of the borrower based upon either (1) the Canadian Deposit Offered Rate (“CDOR”) as determined by the Canadian administrative agent plus the Eurodollar Margin, or (2) the higher of the Canadian prime rate or CDOR plus 1.0%.   Loans in U.S. dollars bear interest at the same rates as the U.S. revolving credit facility. Based upon Genlyte’s Leverage Ratio as of December 31, 2004, the

Eurodollar Margin was 0.875% and the commitment fee on the unused portion of the facility was 0.175%.  As of December 31, 2004 the interest rate on the U.S. revolving credit facility and the U.S. term loan was 2.61%.

Both facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature, including limitations on the aggregate amount of additional indebtedness outstanding, a maximum Leverage Ratio, and a minimum interest coverage ratio.  As of December 31, 2004, the Company was in compliance with all of the covenants.  Under the most restrictive covenant, which is the Leverage Ratio, the Company could incur $249,000 in additional debt and still comply with the covenant.

The Company has $11,000 of variable rate Industrial Revenue Bonds that mature between 2009 and 2016. As of December 31, 2004, the weighted average interest rate on these bonds was 1.91%.  These bonds are backed by the letters of credit mentioned above.

Future annual principal payments of long-term debt for the years ending December 31, are summarized as follows:

Year ending December 31,
2005	$20,202
2006	20,014
2007	20,007
2008	20,007
2009	60,001
Thereafter	11,000
Total long-term debt	$151,231

On August 2, 2004, the Company and its newly formed, wholly-owned subsidiary, Genlyte Receivables Corporation, entered into a U.S. asset backed securitization (“ABS”) agreement for $100,000 “on balance sheet” financing, which matures on July 31, 2005 and is renewable for two additional years. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity.  As of December 31, 2004, total borrowings were $92,489 (classified as short-term debt) under the ABS loan, which bears interest at one-month LIBOR plus 0.395%.  As of December 31, 2004 the actual rate was 2.823%.  Net trade accounts receivable pledged as collateral for borrowings under the ABS loan were $157,446 as of December 31, 2004.

On August 2, 2004, the Company entered into interest rate swap contracts designated as cash flow hedges to provide fixed rate interest of approximately 3.0% on $100,000 for two years and 3.4% on $80,000 for three years.  See note (18) “Derivative Instruments and Hedging Activities.”

Interest expense and (income) for the years ended December 31, were as follows:

	2004	2003	2002
Interest expense	$5,495	$923	$1,476
Interest (income)	(1,558)	(1,247)	(1,263)
Net interest expense (income)	$3,937	$(324)	$213

(16) Retirement Plans

The Company has defined benefit plans that cover certain of its full-time employees. The plans provide defined benefits based on “years of service” for hourly employees and “years of service and final average salary” for salaried employees.  The Company uses September 30 as the measurement date for the retirement plan disclosure. The Company’s policy for funded plans is to contribute equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act.  Pension costs for all Company defined benefit plans are actuarially computed. The Company also has defined contribution plans.

The amounts included in the accompanying consolidated balance sheets for the U.S. and Canadian defined benefit plans, based on the funded status at September 30 of each year, follow:

	U.S. Plans		Canadian Plans
	2004	2003	2004	2003
Change in Benefit Obligations
Benefit obligations, beginning	$108,227	$96,376	$8,626	$6,405
Service cost	2,301	2,218	493	293
Interest cost	6,831	6,180	580	480
Benefits paid	(5,577)	(5,433)	(480)	(707)
Member contributions	—	—	92	81
Actuarial loss	1,381	8,886	(78)	625
Plan amendments	20	—	263	—
Foreign currency exchange rate change	—	—	748	1,449
Benefit obligations, ending	$113,181	$108,227	$10,244	$8,626

The accumulated benefit obligations for U.S. defined benefit plans as of September 30, 2004 and 2003 were $104,293 and $99,365, respectively.  The accumulated benefit obligations for Canadian defined benefit plans as of September 30, 2004 and 2003 were $10,017 and $6,539, respectively.

	U.S. Plans		Canadian Plans
	2004	2003	2004	2003
Change in Plan Assets
Plan assets at fair value, beginning	$79,282	$69,055	$7,701	$5,495
Actual gain (loss) on plan assets	12,264	12,002	590	825
Employer contributions	4,099	3,658	684	739
Member contributions	—	—	92	81
Benefits paid	(5,577)	(5,433)	(480)	(707)
Foreign currency exchange rate change	—	—	675	1,268
Plan assets at fair value, ending	$90,068	$79,282	$9,262	$7,701

The asset allocation for the Company’s U.S. and Canadian defined benefit plans as of September 30, 2004 and 2003, and the target allocation for 2004, by asset category, follow:

	U.S. Plans
	Target Allocation	Percentage of Plan Assets at September 30,
	2005	2004	2003
Asset Category
Equity securities	60%	61.0%	59.6%
Debt securities	40%	39.0%	40.2%
Cash	0%	0%	0.2%
Total	100%	100.0%	100.0%

	Canadian Plans
	Target Allocation	Percentage of Plan Assets at September 30,
	2005	2004	2003
Asset Category
Equity securities – Canadian	33%	32.1%	34.4%
Equity securities – foreign	25%	25.3%	23.1%
Debt securities	37%	36.9%	37.8%
Cash	5%	5.7%	4.7%
Total	100%	100.0%	100.0%

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

Equity securities did not include any shares of Genlyte common stock at December 31, 2004 or 2003.

The Company’s investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk.  Three institutional investment management firms were engaged in the U.S. and one in Canada to manage plan assets, which are invested in high quality equity and debt securities.  The Company’s investment objective for U.S. plan assets is to exceed the return generated by an unmanaged index composed of the S&P 500 Stock Index and the Lehman Brothers Government/Corporate Bond Index in proportion to the target portfolio, while achieving a rate of return greater than the actuarially assumed rate.  The Company’s investment objective for Canadian plan assets is to provide superior real rates of return through income and capital appreciation by investing in equity securities of generally larger companies with above-average earnings growth and a diversified portfolio of Canadian debt securities.  The targeted asset allocations provide reasonable assurance that the actuarially assumed rates of return can be achieved over a long period of time.

The Company expects to contribute approximately $4,500 to its U.S. defined benefit plans and $818 to its Canadian defined benefit plans during 2005.  Contributions are expected to at least meet the current law minimum funding requirements.

The Company expects future benefit payments as follows:

Year ending December 31,	U.S. Plans	Canadian Plans
2005	$6,252	$219
2006	6,457	220
2007	6,741	217
2008	7,033	252
2009	7,287	280
2010-2014	40,245	2,892
Total future benefit payments	$74,015	$4,080

The funded status of the plans, reconciled to the amounts reported in the accompanying consolidated balance sheets as of December 31, follow:

	U.S. Plans		Canadian Plans
	2004	2003	2004	2003
Funded Status of the Plans
Plan assets (less than) benefit obligations	$(23,113)	$(28,945)	$(982)	$(925)
Unrecognized transition obligation (asset)	—	—	(11)	(19)
Unrecognized actuarial loss	15,933	27,626	1,440	2,302
Unrecognized prior service cost	1,276	2,181	366	278
Contributions subsequent to measurement date	667	67	182	116
Foreign currency exchange rate change	—	—	148	214
Net pension (liability) asset	$(5,237)	$929	$1,143	$1,966

Balance Sheet Asset (Liability)
Accrued pension (liability)	$(20,935)	$(26,948)	$(409)	$(619)
Prepaid pension cost	1,830	2,199	—	—
Intangible asset	1,321	2,267	359	307
Accumulated other comprehensive income	12,547	23,411	1,193	2,278
Net (liability) asset recognized	$(5,237)	$929	$1,143	$1,966

Due to the acquisition of the 32% minority interest in GTG during 2004, additional pension liability was recognized in accordance with purchase accounting rules.  U.S. plans recognized additional pension liability of $7,107 and Canadian plans recognized $907.   The additional pension liability increased the purchase price allocated to goodwill.

As of September 30, 2004 and 2003, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. defined benefit plans and Canadian defined benefit plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets, were as follows:

	U.S. Plans		Canadian Plans
	2004	2003	2004	2003
Projected benefit obligation	$106,548	$101,544	$9,410	$8,626
Accumulated benefit obligation	104,293	99,365	9,198	6,539
Plan assets at fair value	82,691	72,350	8,382	7,701

Components of the net annual periodic benefit costs were as follows:

	U.S. Plans
	2004	2003	2002
Components of Net Periodic Benefit Costs
Service cost	$2,301	$2,218	$1,783
Interest cost	6,831	6,180	6,066
Expected return on plan assets	(7,070)	(5,830)	(6,424)
Amortization of transitional items	—	—	(8)
Amortization of prior service cost	309	370	370
Recognized actuarial loss	1,389	1,165	272
Net pension expense for defined benefit plans	3,760	4,103	2,059
Defined contribution plans	5,352	4,807	3,570
Multi-employer plans for certain union employees	1,164	335	180
Total benefit costs	$10,276	$9,245	$5,809

	Canadian Plans
	2004	2003	2002
Components of Net Periodic Benefit Costs
Service cost	$493	$293	$185
Interest cost	580	480	403
Expected return on plan assets	(649)	(490)	(448)
Amortization of transitional items	(9)	(4)	(3)
Amortization of prior service cost	198	21	19
Recognized actuarial loss	763	82	6
Net pension expense for defined benefit plans	1,376	382	162
Defined contribution plans	948	616	419
Total benefit costs	$2,324	$998	$581

	U.S. Plans		Canadian Plans
	2004	2003	2004	2003
Weighted Average Assumptions
Discount rate	5.81%	5.95%	5.81%	5.95%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected return on plan assets	8.50%	8.50%	7.21%	7.37%

To develop the expected long-term rate of return on plan assets assumptions, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios.

(17) Postretirement Benefit Plans

The Company provides postretirement medical and life insurance benefits for certain retirees and employees through its unfunded plans.  The Company accrues the cost of such benefits during the remaining expected lives of such retirees and the service lives of such employees.

The amounts included in the accompanying consolidated balance sheets for the postretirement benefit plans, based on the funded status at September 30 of each year, follow:

	2004	2003
Change in Benefit Obligations
Benefit obligations, beginning	$6,218	$6,891
Service cost	45	51
Interest cost	335	380
Plan amendments	—	(530)
Benefits paid	(535)	(520)
Actuarial (gain) loss	(681)	(54)
Benefit obligations, ending	$5,382	$6,218

	2004	2003
Funded Status of the Plans
Plan assets (less than) benefit obligations	$(5,382)	$(6,218)
Unrecognized prior service cost	(307)	(491)
Unrecognized actuarial loss	1,402	3,033
Post measurement date contributions	131	—
Accrued liability	$(4,156)	$(3,676)

Employer contributions	$535	$520
Benefits Paid	$(535)	$(520)

Components of net annual periodic benefit costs were as follows:

	2004	2003	2002
Components of Net Periodic Benefit Costs
Service cost	$45	$51	$53
Interest cost	335	380	458
Recognized prior service cost (credit)	(37)	(39)	—
Recognized actuarial loss	116	160	158
Net expense of postretirement plans	$459	$552	$669

The assumed discount rate used in measuring the obligations was 5.81% as of September 30, 2004 and 5.95% as of September 30, 2003. The assumed health care cost trend rate for 2004 was 11%, declining to 5.5% in 2013. A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each year would increase (decrease) the obligation at September 30, 2004 by $359 $(323), and the 2004 postretirement benefit expense by $29 $(26).

The Company expects to contribute $568 to its postretirement benefit plans during 2005.

The Company expects future benefit payments as follows:

Year ending December 31,
2005	$568
2006	515
2007	522
2008	520
2009	510
2010-2014	2,448
Total future benefit payments	$5,083

Due to the acquisition of the 32% minority interest in GTG during 2004, additional postretirement benefit liability of $545 was recognized in accordance with purchase accounting rules.  The additional postretirement benefit liability increased the purchase price allocated to goodwill.

(18) Derivative Instruments and Hedging Activities

The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and component parts, and fluctuations in foreign currency exchange rates.  The Company does not currently use, and during the past three years has not used, derivative instruments to manage or hedge changes in prices of raw materials and component parts or fluctuations in foreign currency exchange rates.  The Company does not and has not used any type of derivative instruments for speculative or trading purposes.

On August 2, 2004, the Company entered into interest rate swap contracts for the first time.  The purpose of these swaps is to hedge exposure to uncertain future cash flows resulting from interest rate fluctuations on a portion of the Company’s variable rate debt.  Under the terms of these swaps, the Company receives a LIBOR-based variable interest rate and pays a fixed interest rate of 3.0% on $100,000 for two years and 3.4% on $80,000 for three years.  Therefore, as a result of these swaps, the Company will pay a weighted-average fixed interest rate of 3.85% (which includes interest rate spreads) on $180,000 of its total debt described in note (15) “Long-Term Debt” and the remaining debt of $63,720 is exposed to variable interest rates.

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

The Company has designated its interest rate swap contracts as cash flow hedges.  The fair value of these instruments is an asset position of $432 as of December 31, 2004 and is included in other assets in the accompanying consolidated balance sheets.  The changes in fair value on these contracts totaling $281 after tax for the year ended December 31, 2004 have been recorded in accumulated other comprehensive income (loss).  The asset will be adjusted as the fair values of the swaps change.  The Company estimates that none of the $281 gain will be reclassified to interest income in the next twelve months.  The Company has appropriately recognized no gain or loss in interest income or interest expense during the year ended December 31, 2004 due to hedge ineffectiveness.

(19) Lease Commitments

The Company rents office space, equipment, and computers under non-cancelable operating leases, some of which include renewal options and/or escalation clauses.  Rental expenses for operating leases amounted to $7,107 in 2004, $7,472 in 2003, and $7,883 in 2002.  Offsetting the rental expenses were sublease rentals of $346 in 2004, $294 in 2003, and $354 in 2002.  One division of the Company also rents manufacturing and computer equipment and software under agreements that are classified as capital leases.  Future required minimum lease payments are as follows:

	Operating	Capital
Year ending December 31,	Leases	Leases
2005	$5,924	$168
2006	4,594	—
2007	3,185	—
2008	2,736	—
2009	2,060	—
Thereafter	5,014	—
Total minimum lease payments	$23,513	168
Less amount representing interest		6
Present value of minimum lease payments		$162

Total minimum lease payments on operating leases have not been reduced by minimum sublease rentals of $1,909 due in the future under non-cancelable subleases.

(20) Contingencies

Litigation: In the normal course of business, the Company is a plaintiff in various lawsuits and is also subject to various legal claims which arise in the normal course of business, including being a defendant and/or being a potentially responsible party in patent, trademark, product liability, environmental and contract claims and litigation. Based on information currently available, it is the opinion of management that the ultimate resolution of all pending and threatened claims against the Company will not have a material adverse effect on the financial condition or results of operations of the Company.

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

Guarantees and Indemnities: The Company is a party to contracts entered into in the normal course of business in which it is common for the Company to agree to indemnify third parties for certain liabilities that may arise out of or relate to the subject matter of the contract.  Generally, the Company does not indemnify any third party for the third party’s independent liability, but rather from liabilities that could arise due to the Company’s own actions, inactions, or from products manufactured or sold by the Company.  Such liabilities are viewed by the Company as potential or contingent liabilities of the Company that could otherwise arise in the ordinary course of business.  While generally the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under such indemnities, whenever any contingent liability becomes probable and can be reasonably estimated, the Company records the incurred costs and establishes a reserve for future expected related costs or exposures.

In connection with the purchase of assets and acquisition of businesses, the Company has from time to time agreed to indemnify the seller from liabilities relating to events occurring prior to the sale or for conditions existing at the time of the purchase or arising thereafter.  These indemnities generally include potential environmental liabilities relating to the company’s operations or activities, or operations directly associated with the acquired assets or businesses, or for the sale of products, or for certain actions or inactions, by the Company or by the acquired businesses, occurring before and after the purchase of the acquired assets or businesses.  Indemnities associated with the acquisition of businesses are generally potential or contingent liabilities of the Company that can arise in the ordinary course of business.  While generally the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under such indemnities, whenever a contingent liability becomes probable and can be reasonably estimated, or if it is probable at the time the assets or businesses are acquired, the Company records the incurred costs and establishes a reserve for future related costs or exposures.

The Company has recorded liabilities or established reserves to the extent any indemnified liabilities have been determined to be probable; as to unrecorded liabilities relating to any other indemnification liabilities, the Company does not believe that any amounts that it may be required to pay under any such indemnities will be material to the Company’s results of operations, financial condition, or liquidity.

(21) Stock Options

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

Transactions under the 2003 and 1998 Stock Option Plans are summarized below:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding December 31, 2001	665,635	$21.93
Granted	275,500	31.13
Exercised	(228,860)	19.24
Forfeited and Expired	(27,050)	20.58
Outstanding December 31, 2002	685,225	26.64
Granted	269,350	27.95
Exercised	(113,620)	21.42
Forfeited and Expired	(26,275)	25.75
Outstanding December 31, 2003	814,680	27.83
Granted	380,400	59.71
Exercised	(191,205)	27.17
Forfeited and Expired	(13,600)	40.15
Outstanding December 31, 2004	990,275	$40.03

Exercisable at End of Year
December 31, 2002	173,825	$19.65
December 31, 2003	185,780	22.86
December 31, 2004	240,225	$26.93

Additional information about stock options outstanding as of December 31, 2004 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$17.13 - $20.38	58,475	1.55	$19.28	58,475	$19.28
$24.95 - $27.20	249,270	5.01	27.04	18,320	24.97
$27.75 - $31.00	63,930	3.15	27.95	63,930	27.95
$31.13 - $40.51	248,500	4.24	31.64	99,500	31.13
$56.61 - $60.29	332,600	6.25	57.60	—	—
$75.75 - $81.00	37,500	6.91	79.25	—	—
	990,275	4.98	$40.03	240,225	$26.93

The Company accounts for its stock options using the intrinsic value method of APB 25 and related interpretations.  Because all options granted have had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation has been recognized.  Pro forma information regarding net income and earnings per share, as if stock-based compensation cost had been determined using the fair value recognition provisions of SFAS No. 123, is provided in note (2) “Summary of Significant Accounting Policies – Stock-Based Compensation Costs.”   The weighted average fair values used in the calculations of stock-based compensation cost for options granted in 2004, 2003, and 2002 were $18.14, $10.85, and $12.33, respectively.  The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	3.1%	4.1%	4.1%
Expected life, in years	5.0	6.0	6.0
Expected volatility	27.8%	32.6%	32.6%
Expected dividends	—	—	—

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable.  Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because Genlyte’s stock options have characteristics different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the model currently used by the Company does not necessarily provide a reliable single measurement of the fair value of Genlyte’s stock options.

(22) Preferred Stock Purchase Rights

On September 13, 1999, Genlyte declared a dividend, as of the expiration (September 18, 1999) of the rights issued under the Stockholder Rights Plan dated as of August 29, 1989, of one preferred stock purchase right for each outstanding share of Genlyte’s common stock.  Under certain conditions, each right may be exercised to purchase one one-hundredth of a share of junior participating cumulative preferred stock at a price of $105.00 per share.  The preferred stock purchased upon exercise of the rights will have a minimum preferential quarterly dividend of $25.00 per share and a minimum liquidation payment of $100.00 per share.  Each share of preferred stock will have one hundred votes.

Rights become exercisable when a person, entity, or group of persons or entities (“Acquiring Person”) acquires, or 10 business days following a tender offer to acquire, ownership of 20% or more of Genlyte’s outstanding common stock.  In the event that any person becomes an Acquiring Person, each right holder will have the right to receive the number of shares of common stock having a then current market value equal to two times the aggregate exercise price of such rights.  If Genlyte were to enter into certain business combination or disposition transactions with an Acquiring Person, each right holder will have the right to receive shares of common stock of the acquiring company having a value equal to two times the aggregate exercise price of the rights.  Genlyte may redeem these rights in whole at a price of $.01 per right.  The rights expire on September 12, 2009.  As of December 31, 2004, these rights were not exercisable.

(23) Accumulated Other Comprehensive Income

Accumulated other comprehensive income at December 31 consisted of the following:

	2004	2003	2002
		(As restated)	(As restated)
Minimum pension liability, after tax	$(4,102)	$(11,489)	$(11,266)
Foreign currency translation adjustments	19,850	7,508	(6,211)
Fair market value of interest rate swaps	281	—	—
Total accumulated other comprehensive income	$16,029	$(3,981)	$(17,477)

For an explanation of the restatement noted in the table above, see note (3) “Restatement of Previously Issued Consolidated Financial Statements.”

(24) Related-Party Transactions

The Company in the normal course of business has transactions with Thomas.  During 2002 these transactions consisted primarily of reimbursement for shared corporate headquarters expenses such as rent, office services, professional services, and shared personnel.  In August 2002, Genlyte moved its corporate headquarters to a new office building, which eliminated the majority of the shared corporate headquarters expenses.  During 2003 and 2004, the only shared corporate headquarters expense related to the rent for a corporate records warehouse shared with Thomas.  In addition, the Company pays royalties to the Schreder Group, which is the minority interest holder in a joint venture with the Company’s Lumec division.

The Company had related party receivables from Thomas of $1,075 and $175 as of December 31, 2004 and 2003 respectively.  The Company also had related party payables to the Schreder Group of $183 and $205 as of December 31, 2004 and 2003, respectively.

For the years ended December 31 the Company had the following related-party transactions:

	2004	2003	2002
Payments to Thomas for:
Reimbursement of corporate headquarters expenses	$4	$4	$230
Royalties payable to the Schreder Group	183	205	181

(25) Segment Reporting

For management reporting and control, the Company’s businesses are divided into three operating segments: Commercial, Residential, and Industrial and Other.  Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”  At December 31, 2004 the operating segments were comprised as follows:

The Commercial segment includes those products that are marketed and sold to commercial construction lighting customers including: retail, office, hospitality, school, institutional, healthcare, etc.  These customers are similar in that they follow similar market drivers and utilize similar lighting products and distribution processes.

The Residential segment includes those products that are marketed and sold to residential construction lighting customers including: single family homes, multi-family homes, and apartment buildings.  These customers are similar in that they follow similar market drivers and utilize similar lighting products and distribution processes.  These customers are differentiated from the Commercial segment, due to the type of products, the basic nature of the distribution process, and their end-user markets.

The Industrial and Other segment includes those products that are marketed and sold to industrial construction lighting customers including: factories, warehouses, etc.  These customers are similar in that they follow similar market drivers and utilize similar lighting products and distribution processes.  These customers are differentiated from the Commercial and Residential segments, due to the type of products and the basic nature of the distribution process.

Intersegment sales are eliminated in consolidation and therefore not presented in the table below.  Corporate assets and expenses are allocated to the segments.  Information about the Company’s operating segments as of and for the years ended December 31 follows:

	Commercial	Residential	Industrial And Other	Total
2004
Net sales	$885,200	$148,471	$145,398	$1,179,069
Operating profit	84,488	19,199	13,131	116,818
Assets	730,713	131,420	103,537	965,670
Depreciation and amortization	20,689	3,608	3,772	28,069
Expenditures for plant and equipment	19,837	3,167	3,616	26,620

2003
Net sales	$772,888	$129,488	$131,523	$1,033,899
Operating profit	77,603	17,937	12,712	108,252
Assets	585,793	100,473	87,459	773,725
Depreciation and amortization	18,016	2,760	3,431	24,207
Expenditures for plant and equipment	13,103	2,220	2,236	17,559

2002
Net sales	$710,168	$132,378	$127,758	$970,304
Operating profit	69,516	15,848	11,054	96,418
Assets	509,371	99,943	83,099	692,413
Depreciation and amortization	16,882	2,862	3,425	23,169
Expenditures for plant and equipment	13,396	1,787	3,729	18,912

(26) Geographical Information

The Company has operations throughout North America. Foreign net sales are all from Canadian operations. Foreign long-lived assets are primarily in Canada, with a minor amount in Mexico.  Information about the Company’s operations by geographical area as of and for the years ended December 31 follows:

	U.S.	Foreign	Total
2004
Net sales	$983,469	$195,600	$1,179,069
Operating profit	91,100	25,718	116,818
Long-lived assets	452,633	73,608	526,241

2003
Net sales	$858,940	$174,959	$1,033,899
Operating profit	85,373	22,879	108,252
Long-lived assets	224,725	63,774	288,499

2002
Net sales	$814,219	$156,085	$970,304
Operating profit	75,416	21,002	96,418
Long-lived assets	213,843	54,000	267,843

(27) Selected Quarterly Financial Data (Unaudited)

	Quarter
2004	1st	2nd	3rd (2)	4th	Full Year
Net sales	$277,362	$301,437	$303,085	$297,185	$1,179,069
Gross profit	95,116	107,549	106,941	108,525	418,131
Operating profit	24,997	26,995	29,302	35,524	116,818
Net income (4)	10,863	11,527	15,323	20,540	58,253
Earnings per share:
Basic (1)	.80	.85	1.12	1.49	4.27
Diluted (1)	.78	.83	1.10	1.46	4.20
Market price:
High	60.15	62.88	66.07	87.25	87.25
Low	51.01	55.24	58.73	64.47	51.01

	Quarter
2003	1st	2nd	3rd (3)	4th	Full Year
Net sales	$237,913	$254,113	$272,769	$269,104	$1,033,899
Gross profit	81,830	88,729	96,623	95,395	362,577
Operating profit	20,779	23,055	36,456	27,962	108,252
Net income	8,808	9,834	15,770	11,937	46,349
Earnings per share:
Basic (1)	.65	.73	1.17	.88	3.44
Diluted (1)	.65	.72	1.16	.87	3.41
Market price:
High	34.05	39.27	45.65	60.55	60.55
Low	26.95	33.89	35.32	41.78	26.95

(1)          Quarterly earnings per share amounts do not sum to full year amounts because of rounding.

(2)          Operating profit in the third quarter of 2004 included $5,314 amortization of profit in inventory and backlog related to the acquisition of the Thomas’ 32% minority interest in GTG (See note (5)).

(3)          Operating profit in the third quarter of 2003 included an $8,000 gain on settlement of patent litigation (See note (9)), or approximately $7,100 net of $900 of legal expenses, with a $2,900 impact on net income ($.21 per share).

(4)   The acquisition of Thomas’ 32% minority interest in GTG had a positive impact on net income in the third and fourth quarters of 2004 due to the elimination of minority interest, net of ongoing amortization and depreciation, of $4,560 and $4,707, respectively.

(28) Subsequent Event

On January 21, 2005, the Centers for Medicare and Medicaid Services released the final regulations implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”).  To encourage employers to retain or provide postretirement prescription-drug benefits for their Medicare-eligible retirees, the Act federally subsidizes employers that sponsor postretirement benefit plans under which retirees receive prescription-drug benefits that are “actuarially equivalent” to the prescription-drug benefits provided under Medicare.

As reported in note (2) “Summary of Significant Accounting Policies – Other New Accounting Standards,” the Company adopted FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”) and elected the retroactive transition method.  Application of FSP FAS 106-2 resulted in a $472 reduction in accumulated postretirement benefit obligation and a $44 reduction in net periodic postretirement benefit costs in 2004.  The Company does not expect the issuance of the final regulations to have a significant impact on these amounts.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 9, 2004, the Audit Committee of the Board of Directors of Genlyte dismissed Ernst & Young LLP as Genlyte’s independent registered public accounting firm and appointed PricewaterhouseCoopers LLP as Genlyte’s independent registered public accounting firm for the year ending December 31, 2004.  Further information is contained in Genlyte’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2004, which is incorporated herein by reference.

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

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Genlyte Group Incorporated (the “Company”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms, and that such information is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of the material weakness discussed below.  Due to the existence of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2004 the Company did not maintain effective controls over the period-end financial reporting process.  Specifically, the Company: (i) did not have adequate controls over the accounting for and the review and approval of certain financial statement accounts requiring a high degree of judgment and estimates including liabilities for employee benefits, the allowance for doubtful accounts and the disclosures related to deferred tax assets and liabilities;  (ii) permitted users with financial accounting and reporting responsibilities at certain divisions to have incompatible access to financial applications and data related to the general ledger while also having the ability to initiate journal entries, some of which were not subject to review and approval; and (iii) did not have adequate controls over the selection and application of generally accepted accounting principles related to non-routine, complex transactions related to the calculations of goodwill impairment and business combinations.  These control deficiencies resulted in audit adjustments to certain accounts and disclosures in the Company’s 2004 consolidated financial statements including liabilities for employee benefits, the allowance for doubtful accounts and deferred tax assets and liabilities, which were not material to the Company’s financial statements taken as a whole, and also as discussed in Note 3 to the consolidated financial statements, the restatement of the Company’s 2002 and 2003 annual consolidated financial statements.  In addition, these control deficiencies could result in a misstatement of accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that these control deficiencies, when considered in the aggregate, represent a material weakness.  Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Remediation of Material Weakness

As of March 31, 2005, management believes that the Company has made significant progress with respect to remediation of the material weakness described above.  Specifically, the Company has established policies and is in the process of implementing procedures to: (i) enhance controls over the accounting for and review and approval of certain financial statement accounts requiring a high degree of judgment and estimates by senior Division and Corporate management; (ii) restrict users with financial accounting and reporting responsibilities from having unrestricted access to financial applications and data related to the general ledger and the unrestricted ability to initiate journal entries without review and approval; and (iii) ensure adequate controls over the selection and application of generally accepted accounting principles related to non-routine, complex transactions including the calculations of goodwill impairment and business combinations.  Management will continue to take steps necessary to improve internal control over financial reporting to continue to ensure that the Company’s financial statements for external purposes are in accordance with generally accepted accounting principles.

Although the material weakness described above has not been fully remediated, as of March 31, 2005, management believes that because of the actions taken since year-end as noted above, it is unlikely that a material misstatement of the annual and interim financial statements would result from the identified control deficiencies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

On October 28, 2004, the Compensation Committee of the Board of Directors of Genlyte approved a change to the fees payable to members of its Board of Directors who are not employees of the Company and are not affiliated with one of the Company’s principal stockholders.  The adjusted fee structure was effective January 1, 2005.  The previous and current fee structures are as follows:

	Previous	Current
Annual Retainer	$16,335	$17,500
Attendance at each meeting of the Board of Directors	2,333	2,500

PART III

ITEM 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to the Directors of Genlyte is included in the “Election of Directors” section of the Proxy Statement for the 2005 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

The information required with respect to the Audit Committee and the Nominating Committee is included in the “Board and Committee Meetings; Committee Matters Generally” section of the Proxy Statement for the 2005 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

The information required with respect to beneficial ownership reporting is included in the “Compliance With Section 16(a) of The Securities Exchange Act of 1934” and “Common Stock Ownership of Certain Beneficial Owners and Management” sections of the Proxy Statement for the 2005 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of its salaried employees (including its Chief Executive Officer, Chief Financial Officer, and Corporate Controller).  The Company has made the Code of Ethics available on its website at http://www.Genlyte.com.

Executive Officers

The Company’s executive officers do not hold specified terms of office, so their service does not “expire.”  Present executive officers are:

Larry K. Powers

Mr. Powers, age 62, has served as President and Chief Executive Officer of the Company since January 1994 and has been an employee of the Company since 1983.  Mr. Powers has also served as Chairman of the Board since April 2000 and a Director of Genlyte since July 1993.

Zia Eftekhar

Mr. Eftekhar, age 59, has served as Vice President – Executive Officer of the Company since April 2001 and President of Lightolier, the largest division of the Company, since June 1992.  He has been an employee of Lightolier since 1968.  Mr. Eftekhar has also served as a Director of Genlyte since February 2001.

William G. Ferko

Mr. Ferko, age 50, has served as Vice President, Chief Financial Officer, and Treasurer of the Company since November 1998.  He served as Vice President and Chief Financial Officer of Goss Graphics Systems, Inc. from 1996 to 1998, and held various financial positions with Tenneco Inc. from 1976 to 1996.

Ronald D. Schneider

Mr. Schneider, age 54, has served as Vice President - Executive Officer of the Company since April 2000 and Vice President Operations of the Company since August 1998.  He served as Vice President and General Manager Commercial & Industrial Division of Thomas Lighting from January 1997 to August 1998.  Mr. Schneider had been an employee of Thomas since 1984.

Raymond L. Zaccagnini

Mr. Zaccagnini, age 55, has served as Corporate Secretary of the Company since February 1999 and Executive Officer – Vice President Administration of the Company since August 1998 (when GTG was formed from Genlyte and Thomas Lighting).  He served as Vice President of Operations of Thomas Lighting from January 1997 to August 1998.  Mr. Zaccagnini had been an employee of Thomas since 1977.

Daniel R. Fuller

Mr. Fuller, age 51, has served as Assistant Corporate Secretary of the Company since February 1999, Vice President and General Counsel of the Company since February 2000, and General Counsel of the Company from September 1998 to February 2000.  He had been in private law practice from 1978 to September 1998.

ITEM 11.                 EXECUTIVE COMPENSATION

The information required with respect to executive compensation is included in the “Compensation of Directors” and “Compensation Committee Report on Executive Compensation” sections of the Proxy Statement for the 2005 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership is included in the “Voting Securities and Principal Holders Thereof” section of the Proxy Statement for the 2005 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required with respect to relationships and related transactions is included in the “Compensation Committee Interlocks and Insider Participation” and “Voting Securities and Principal Holders Thereof” sections of the Proxy Statement for the 2005 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required with respect to accounting fees and services is included in the “Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2005 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents appear in Item 8 “Financial Statements and Supplementary Data” and are filed as a part of this report on Form 10-K:

(a)                1.         FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)
Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements

2.         FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003, and 2002
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes.

3.         EXHIBITS

For a list of exhibits filed as part of this report on Form 10-K, see the Exhibit Index on pages 61 to 63.  Exhibits 10.1, 10.3, 10.4, and 10.7 are management contracts or compensatory plans or arrangements required to be filed.

(b)               EXHIBITS

The exhibits filed with this report on Form 10-K, as required by Item 601 of Regulation S-K, are incorporated by reference in or follow the Exhibit Index on pages 61 to 63.

(c)                FINANCIAL STATEMENT SCHEDULES

The financial statement schedule filed with this report on Form 10-K is on page 60.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GENLYTE GROUP INCORPORATED
Registrant

Date:	March 31, 2005	By	/s/ Larry K. Powers
Larry K. Powers Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Genlyte and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry K. Powers	Chairman	March 31, 2005
Larry K. Powers	President &
(Principal Executive Officer)	Chief Executive Officer
Director

/s/ William G. Ferko	Vice President	March 31, 2005
William G. Ferko	Chief Financial Officer &
(Principal Financial Officer and	Treasurer
Principal Accounting Officer)

/s/ David M. Engelman	Director	March 31, 2005
David M. Engelman

/s/ Zia Eftekhar	Director	March 31, 2005
Zia Eftekhar

/s/ Robert D. Nixon	Director	March 31, 2005
Robert D. Nixon, Ph.D.

/s/ John T. Baldwin	Director	March 31, 2005
John T. Baldwin

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(Amounts in thousands)

	Balance at Beginning of Year	Additions From Companies Acquired	Additions Charged to Costs and Expenses	Additions (Deductions) Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
	(1)	(2)	(3)	(4)	(5)	(1)
Year Ended 12/31/04

Allowance for doubtful accounts	$13,456	$6	$40,172	$45	$(42,955)	$10,724

Year Ended 12/31/03

Allowance for doubtful accounts	$12,838	$130	$38,098	$(903)	$(36,707)	$13,456

Year Ended 12/31/02

Allowance for doubtful accounts	$13,863	$25	$35,535	$(679)	$(35,906)	$12,838

(1)          The Company’s allowance for doubtful accounts covers estimated uncollectible invoices resulting from customers’ inability to pay (bankruptcy, out of business, etc., i.e. “bad debts” which result in write-offs) as well as customers’ refusal to pay (returned products, billing errors, disputed amounts, etc., which result in credit memos).

(2)          The amount in 2004 represents the amount acquired from USS Manufacturing.  The amount in 2003 represents the amount acquired from Shakespeare Composite Structures and an adjustment to the amount acquired from Vari-Lite. The amount in 2002 represents the amount acquired from Vari-Lite.

(3)          Includes the provision for doubtful accounts or “bad debt expense” charged to selling and administrative expenses, and returned goods, customer allowances and other credit memos charged to net sales (sales deductions).

(4)          The amounts in 2003 and 2002 primarily represent reductions in a Thomas Lighting allowance.

(5)          Amounts represent uncollectible accounts written off, less recoveries of accounts previously written off, and credit memos issued.

EXHIBIT INDEX

No.	Description	Incorporated by Reference to:

2.1	Merger and Assumption Agreement, dated as of December 28, 1990, by and between Genlyte and Lightolier	Exhibit 10(d) to Genlyte’s report on Form 10-K filed with the Securities and Exchange Commission in March 1991

2.2	Master Transaction Agreement dated April 28, 1998 by and between Thomas and Genlyte	Exhibit 2.1 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998

2.3	Limited Liability Company Agreement of GT Lighting, LLC (now named Genlyte Thomas Group LLC) dated April 28, 1998 by and among Thomas, Genlyte and GTG	Exhibit 2.2 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998

2.4	Capitalization Agreement dated April 28, 1998 by and among GTG and Thomas and certain of its affiliates	Exhibit 2.3 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998

2.5	Capitalization Agreement dated April 28, 1998 by and between GTG and Genlyte	Exhibit 2.4 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998

2.6	Financial Statements of Business Acquired and Pro Forma Financial Information related to the formation of GTG	Exhibits 99.1 through 99.16 to Genlyte’s report on Form 8-K/A filed with the Securities and Exchange Commission on November 5, 1998

3.1	Amended and Restated Certificate of Incorporation of Genlyte, dated August 2, 1988	Exhibit 3(b) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

3.2	Amended and Restated Certificate of Incorporation of Genlyte, dated May 9, 1990	Exhibit 3(a) to Genlyte’s report on Form 10-K filed with the Securities and Exchange Commission in March 1993

3.3	Amended and Restated Bylaws of Genlyte, as adopted on May 16, 1988	Exhibit 3(c) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

4.1	Form of Stock Certificate for Genlyte Common Stock	Exhibit 4(a) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

4.2	Stock Purchase Agreement between Genlyte and purchasers of Genlyte Class B Stock, dated as of June 17, 1988	Exhibit 10(a) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

4.3	Rights Agreement, dated as of September 13, 1999, between Genlyte and The Bank of New York, as Rights Agent	Exhibit 4.1 to Genlyte’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 15, 1999

10.1*	Management Incentive Compensation Plan	Exhibit 10(i) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

10.2	Tax Sharing Agreement between Genlyte and Bairnco Corporation, dated July 15, 1988	Exhibit 10(k) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

10.3*	Genlyte 1998 Stock Option Plan	Annex A to Genlyte’s Proxy Statement (Form DEF 14A) for the 1998 Annual Meeting of Stockholders of Genlyte as filed with the Securities and Exchange Commission on March 23, 1998

10.4*	Genlyte 2003 Stock Option Plan	Annex A to Genlyte’s Proxy Statement (Form DEF 14A) for the 2003 Annual Meeting of Stockholders of Genlyte as filed with the Securities and Exchange Commission on March 24, 2003

10.5

Loan Agreement between Genlyte and the New Jersey Economic Development Authority dated June 1, 1990, replacing the Loan Agreement between KCS Lighting, Inc. and the New Jersey Economic Development Authority, dated December 20, 1984 (assigned to and assumed by Genlyte effective December 31, 1986)

Exhibit 10(c) to Genlyte’s report on Form 10-K filed with the Securities and Exchange Commission in March 1991

10.6	Loan Agreements between Genlyte and Jobs for Fall River, Inc., dated as of July 13, 1994	Exhibit 4(c) to Genlyte’s report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1995

10.7*	Form of Employment Protection Agreement between Genlyte and certain key executives	Exhibit 99 to Genlyte’s report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999

10.8

Lease Agreement between The Industrial Development Board of White County, TN and GTG, and Indenture of Trust between The Industrial Development Board of White County, TN and SunTrust Bank, both dated as of September 1, 2001

Exhibit 10(a) to Genlyte’s report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2002

10.9	Credit Agreement dated as of July 29, 2003 among Genlyte Thomas Group LLC and Genlyte Thomas Group Nova Scotia ULC and the lending institutions named therein	Exhibit 10 to Genlyte’s report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2003

10.10	Purchase Agreement by and among The Genlyte Group Incorporated, Genlyte Thomas Group LLC, and Thomas Industries Inc., dated May 20, 2004	Exhibit 2 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2004

10.11

Amended and Restated Credit Agreement dated as of August 2, 2004 among The Genlyte Group Incorporated, Genlyte Thomas Group LLC, Genlyte Holdings Inc., Genlyte Lighting Corporation, Genlyte CLP Nova Scotia ULC and Genlyte CGP Nova Scotia ULC as the Borrowers and the lending institutions named therein as the Lenders

Exhibit 10.1 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2004

10.12

Receivables Purchase Agreement dated as of August 2, 2004 among Genlyte Receivables Corporation, as Seller, Genlyte Thomas Group LLC, as Servicer, Jupiter Securitization Corporation, Bank One NA (Main Office Chicago), as Agent, and The Genlyte Group Incorporated, as Provider

Exhibit 10.2 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2004

Other Exhibits included herein:

21                 Subsidiaries of The Genlyte Group Incorporated

23.1        Consent of Independent Registered Public Accounting Firm

23.2        Consent of Independent Registered Public Accounting Firm

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