Form 10-Q
period 2005-04-02
GENLYTE GROUP INC
filed 2005-05-12
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

Commission File Number  0-16960

THE GENLYTE GROUP INCORPORATED

10350 ORMSBY PARK PLACE

SUITE 601

LOUISVILLE, KY  40223

(502) 420-9500

Incorporated in Delaware	I.R.S. Employer
Identification No. 22-2584333

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),
(2) has been subject to such filing requirements for the past 90 days.	☒ Yes ☐ No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).	☒ Yes ☐ No

The number of shares outstanding of the issuer’s common stock as of April 30, 2005 was 13,876,298.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED APRIL 2, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 2, 2005 AND APRIL 3, 2004

(Amounts in thousands, except earnings per share data)

(Unaudited)

	2005	2004
Net sales	$301,361	$277,362
Cost of sales	192,095	182,246
Gross profit	109,266	95,116
Selling and administrative expenses	76,830	69,887
Amortization of intangible assets	601	232
Operating profit	31,835	24,997
Interest expense (income), net	2,382	(285)
Minority interest, net of income taxes	(31)	7,466
Income before income taxes	29,484	17,816
Income tax provision	11,478	6,953
Net income	$18,006	$10,863

Earnings per share:
Basic	$1.30	$0.80
Diluted	$1.28	$0.78

Weighted average number of shares outstanding:
Basic	13,815	13,586
Diluted	14,119	13,840

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

AS OF APRIL 2, 2005 AND DECEMBER 31, 2004

(Amounts in thousands, except share data)

	(Unaudited)
	April 2, 2005	December 31, 2004

Assets:
Current Assets:
Cash and cash equivalents	$67,527	$56,233
Short-term investments	826	18,619
Accounts receivable, less allowances for doubtful accounts of $12,311 and $10,724, as of April 2, 2005 and December 31, 2004	192,126	183,119
Inventories:
Raw materials	59,353	58,964
Work in process	19,360	19,401
Finished goods	80,032	71,712
Total inventories	158,745	150,077
Deferred income taxes and other current assets	31,508	31,381
Total current assets	450,732	439,429
Property, plant and equipment, at cost	444,017	434,790
Less: accumulated depreciation and amortization	287,746	281,316
Net property, plant and equipment	156,271	153,474
Goodwill	253,241	253,684
Other intangible assets, net of accumulated amortization	114,392	114,986
Other assets	6,313	4,097
Total Assets	$980,949	$965,670

Liabilities & Stockholders’ Equity:
Current Liabilities:
Short-term debt	$85,953	$92,489
Current maturities of long-term debt	20,289	20,202
Accounts payable	105,819	114,887
Accrued expenses	79,196	93,496
Total current liabilities	291,257	321,074
Long-term debt	152,302	131,029
Deferred income taxes	40,118	40,156
Minority interest	870	910
Accrued pension and other long-term liabilities	29,641	29,513
Total liabilities	514,188	522,682
Commitments and contingencies (See note (7))
Stockholders’ Equity:
Common stock ($.01 par value, 30,000,000 shares authorized; 14,781,906 and 14,673,131 shares issued as of April 2, 2005 and December 31, 2004; 13,873,913 and 13,765,122 shares outstanding as of April 2, 2005 and December 31, 2004)	139	138
Additional paid-in capital	59,557	54,148
Retained earnings	390,679	372,673
Accumulated other comprehensive income	16,386	16,029
Total stockholders’ equity	466,761	442,988
Total Liabilities & Stockholders’ Equity	$980,949	$965,670

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 2, 2005 AND APRIL 3, 2004

(Amounts in thousands)

(Unaudited)

	2005	2004
Cash Flows From Operating Activities:
Net income	$18,006	$10,863
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,753	6,398
Net loss (gain) from disposals of property, plant and equipment	78	(659)
Minority interest	(30)	6,902
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(9,267)	(24,712)
Inventories	(8,864)	(3,972)
Deferred income taxes and other current assets	(156)	(285)
Intangible and other assets	(149)	390
Increase (decrease) in:
Accounts payable	(8,616)	(356)
Accrued expenses	(14,085)	(11,471)
Accrued pension and other long-term liabilities	(25)	963
All other, net	2,281	514
Net cash used in operating activities	(13,074)	(15,425)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(10,351)	(6,258)
Proceeds from sales of property, plant and equipment	—	474
Purchases of short-term investments	(820)	(19,345)
Proceeds from sales of short-term investments	18,283	35,082
Net cash provided by investing activities	7,112	9,953
Cash Flows From Financing Activities:
Decrease in short-term debt, net	(6,536)	—
Proceeds from long-term debt	29,530	—
Repayments of long-term debt	(8,170)	(70)
Net decrease in disbursements outstanding	(261)	(2,673)
Exercise of stock options	3,109	731
Net cash provided by (used in) financing activities	17,672	(2,012)
Effect of exchange rate changes on cash and cash equivalents	(415)	(14)
Net increase (decrease) in cash and cash equivalents	11,294	(7,498)
Cash and cash equivalents at beginning of period	56,233	82,136
Cash and cash equivalents at end of period	$67,527	$74,638

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF APRIL 2, 2005

(Dollars in thousands, except per share amounts)

(Unaudited)

(1)  Summary of Significant Accounting Policies

Basis of Presentation: Throughout this Form 10-Q, “Company” as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and all majority-owned subsidiaries.  “Genlyte” as used herein refers only to The Genlyte Group Incorporated.  “GTG” as used herein refers to Genlyte Thomas Group LLC, which was owned 68% by Genlyte and 32% by Thomas Industries Inc. (“Thomas”) prior to the Company’s acquisition of the Thomas minority interest, which occurred at the close of business on July 31, 2004.  For further information regarding the Company’s acquisition of the 32% minority interest in GTG, see note (2) “Acquisition of 32% Minority Interest in GTG in 2004.”

The financial information presented is unaudited, however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The financial information is presented in U.S. dollars and has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to such rules and regulations.  For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the three-month period ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from these estimates.

Stock-Based Compensation Costs: At April 2, 2005, the Company had two stock-based compensation (stock option) plans.  The Company accounts for those plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.”  Because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company’s net income and earnings per share for the three months ended April 2, 2005 and April 3, 2004 would have been as follows on the next page.

	2005	2004
Net income, as reported	$18,006	$10,863
Stock-based compensation cost using fair value method, net of related tax effects	—	3,282
Net income, pro forma	$18,006	$7,581

Earnings per share:
Basic, as reported	$1.30	$.80
Basic, pro forma	$1.30	$.56
Diluted, as reported	$1.28	$.78
Diluted, pro forma	$1.28	$.55

Because substantially all Genlyte stock options are granted for prior service, the compensation cost under the fair value method is recorded when the stock options are granted.  Genlyte did not grant any stock options during the first quarter of 2005 as it continued to analyze the potential effects of the new accounting literature mentioned below.  Options representing 109,825 shares of Genlyte common stock were exercised in the first quarter of 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), “Accounting for Stock Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS No. 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  In April 2005, the SEC approved a new rule that delays the effective date of SFAS No. 123R for public companies until the first annual period, rather than the first interim period, that begins after June 15, 2005.  The provisions of SFAS No. 123R now become effective for the Company in the first quarter of 2006 and will apply to all awards granted after December 31, 2005 and to awards modified, repurchased, or canceled after that date.  The Company is evaluating SFAS No. 123R and believes it may have a material effect on financial results of operations to the extent that any new stock options are granted after December 31, 2005.

Other New Accounting Standards:  In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The guidance is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not expect SFAS No. 153 to have a material impact on the company’s financial condition or results of operations.

On December 21, 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified

Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the “Act”).  The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.  In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales.

Under the guidance in FSP No. FAS 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109.  Effective in the first quarter of 2005, the Company qualified for the special tax deduction and considered it in determining the income tax provision for this quarter. This tax deduction resulted in an insignificant reduction in the Company’s effective tax rate for the current quarter but management expects greater benefit in the future, after the deduction is fully phased-in.

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  The Company may elect to apply this provision to qualifying earnings repatriations in 2005.  FSP No. FAS 109-2 allows companies additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.  Through April 2, 2005, the Company has not recognized deferred taxes on foreign earnings because such earnings have been, and continue to be, permanently reinvested outside the U.S.  The deduction is subject to a number of limitations and, as of today, uncertainty remains as to the interpretation of numerous provisions of the Act.  The Company is evaluating the effects of the repatriation provision; however, management does not expect to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.  The Company expects to finalize its assessment within a reasonable period of time following the publication of additional clarifying language.  As such, the Company is not yet in the position to decide on whether, and to what extent, it might repatriate foreign earnings.

(2) Acquisition of 32% Minority Interest in GTG in 2004

Effective at the close of business on July 31, 2004, Genlyte, through its wholly-owned subsidiaries, acquired the 32% minority interest owned by Thomas in GTG for a cash price of $386,500 plus 32% of GTG’s earnings, less distributions to Thomas, from January 1, 2004 through the closing at July 31, 2004. The transaction was structured as an asset purchase of various interests owned by Thomas and certain of its subsidiary entities. The purchase price was $402,081 including $1,179 of acquisition related costs.  The purchase price was determined through arm’s length negotiations between Genlyte and Thomas.  The transaction was financed with approximately $89,081 of the Company’s available cash and short-term investment balances plus $313,100 borrowed from four new credit facilities.

The Company’s statements of income reflect the discontinuation of Thomas’ minority interest as well as the decreased interest income, increased interest expense, and depreciation and amortization expenses resulting from the acquisition since the date of the acquisition.  On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of the period presented, the Company’s results for the period April 3, 2004 would have been as follows:

2004
Net sales	$277,362
Net income	$9,970
Earnings per share	$0.72

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.  Pro forma net income for the period presented reflects the following nonrecurring pro forma adjustments, which were fully amortized in the third quarter of 2004: (1) A charge of $2,717 for amortization of profit in backlog.  (2) A charge of $2,597 to cost of sales for the step-up to fair market value of inventory.  (3) A charge of $325 for unamortized debt issuance costs related to the August 2003 revolving credit facility, which was replaced by a new facility.

(3) Comprehensive Income

Comprehensive income for the three months ended April 2, 2005 and April 3, 2004 follows:

	2005	2004
Net income	$18,006	$10,863
Loss on foreign currency translation	(1,724)	(1,286)
Gain on change in fair value of interest rate swaps	2,081	—
Total comprehensive income	$18,363	$9,577

(4) Earnings Per Share

The calculation of the average common shares outstanding assuming dilution for the three months ended April 2, 2005 and April 3, 2004 follows:

	2005	2004
	(Amounts in thousands)
Average common shares outstanding	13,815	13,586
Incremental common shares issuable:
Stock option plans	304	254
Average common shares outstanding assuming dilution	14,119	13,840

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

The components of net periodic pension benefit costs for U.S. and Canadian plans for the three months ended April 2, 2005 and April 3, 2004 follow:

	U.S. Plans
	2005	2004
Components of Net Periodic Benefit Costs:
Service cost	$534	$544
Interest cost	1,595	1,563
Expected return on plan assets	(1,729)	(1,580)
Amortization of prior service cost	47	82
Recognized actuarial loss	216	377
Net pension expense of defined benefit plans	663	986
Defined contribution plans	1,546	1,377
Multi-employer plans for certain union employees	40	849
Total benefit costs	$2,249	$3,212

	Canadian Plans
	2005	2004
Components of Net Periodic Benefit Costs:
Service cost	$121	$139
Interest cost	153	173
Expected return on plan assets	(166)	(187)
Amortization of transition amounts	(1)	(1)
Amortization of prior service cost	8	7
Recognized actuarial loss	8	31
Net pension expense of defined benefit plans	123	162
Defined contribution plans	284	172
Total benefit costs	$407	$334

During the three months ended April 2, 2005, the Company contributed $500 to its U.S. defined benefit plans and $167 to its Canadian defined benefit plans.  The Company expects to contribute approximately $4,000 to its U.S. defined benefit plans and $651 to its Canadian defined benefit plans during the remainder of 2005.  These amounts are based on the total contributions expected during 2005 to satisfy current minimum funding requirements.

The Company provides postretirement medical and life insurance benefits for certain retirees and employees through its unfunded plans.  The Company accrues the cost of such benefits during the remaining expected lives of such retirees and the service lives of such employees. The components of net periodic postretirement benefit costs for the three months ended April 2, 2005 and April 3, 2004 follow:

	2005	2004
Components of Net Periodic Benefit Costs:
Service cost	$10	$15
Interest cost	74	88
Recognized prior service cost (credit)	(7)	(10)
Recognized actuarial loss	16	42
Net expense of postretirement benefit plans	$93	$135

During the three months ended April 2, 2005, the Company contributed $90 to its postretirement benefit plans. The Company expects to contribute $478 to its postretirement benefit plans during the remainder of 2005.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the three months ended April 2, 2005 and April 3, 2004 were as follows:

	2005	2004
Balance, beginning of period	$3,310	$4,034
Additions charged to expense	2,424	1,775
Deductions for repairs and replacements	2,449	2,251
Balance, end of period	$3,285	$3,558

(7) Contingencies

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

Guarantees and Indemnities: The Company is a party to contracts entered into in the normal course of business in which it is common for the Company to agree to indemnify third parties for certain liabilities that may arise out of or relate to the subject matter of the contract.  Generally, the Company does not indemnify any third party from the third party’s independent liability, but rather from liabilities that could arise due to the Company’s own actions, inactions, or from products manufactured or sold by the Company.  The Company views such liabilities as potential or contingent liabilities of the Company that could otherwise arise in the ordinary course of business.  While generally the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under such indemnities, whenever any contingent liability becomes probable and can be reasonably estimated, the Company records the incurred costs and establishes a reserve for future expected related costs or exposures.

In connection with the purchase of assets and acquisitions of businesses, the Company has from time to time agreed to indemnify the seller from liabilities relating to events occurring prior to the sale or for conditions existing at the time of the purchase or arising thereafter.  These indemnities generally include potential environmental liabilities relating to the company’s operations or activities, or operations directly associated with the acquired assets or businesses, or for the sale of products, or for certain actions or inactions, by the Company or by the acquired businesses, occurring before and after the purchase of the acquired assets or businesses.  Indemnities associated with the acquisition of businesses are generally potential or contingent liabilities of the Company that can arise in the ordinary course of business.  While generally the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under such indemnities, whenever any contingent liability becomes probable and can be reasonably estimated, or if it is probable at the time the assets or businesses are acquired, the Company records the incurred costs and establishes a reserve for future related costs or exposures.

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

(8) Segment Reporting

For management reporting and control, the Company’s businesses are divided into three operating segments: Commercial, Residential, and Industrial and Other.  Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an

Enterprise and Related Information.”  At April 2, 2005 the operating segments were comprised as follows:

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

Intersegment sales are eliminated in consolidation and therefore not presented in the table below.  Corporate assets and expenses are allocated to the segments.  Information about the Company’s operating segments for the three months ended April 2, 2005 and April 3, 2004 follows:

	Commercial	Residential	Industrial and Other	Total
2005
Net sales	$222,244	$40,090	$39,027	$301,361
Operating profit	$21,965	$5,805	$4,065	$31,835

2004
Net sales	$204,221	$35,361	$37,780	$277,362
Operating profit	$17,221	$4,131	$3,645	$24,997

The Company has operations throughout North America.  Information about the Company’s operations by geographical area for the three months ended April 2, 2005 and April 3, 2004 follows.  Foreign balances represent activity in Canadian operations.

	United States	Foreign	Total
2005
Net sales	$249,363	$51,998	$301,361
Operating profit	$24,445	$7,390	$31,835

2004
Net sales	$234,934	$42,428	$277,362
Operating profit	$20,320	$4,677	$24,997

No material changes have occurred in total assets since December 31, 2004.

(9) Subsequent Events

On April 28, 2005, the Company filed with the Delaware Secretary of State a Certificate of Amendment to its Restated Certificate of Incorporation (“the Restated Certificate”), amending Article “Fourth” of the Restated Certificate, increasing the authorized shares of the Company’s common stock (par value $.01) from 30,000,000 to 100,000,000, with such amendment being effective as of April 28, 2005.  This amendment did not affect the 5,000,000 shares of preferred stock (par value $.01) the Company was previously authorized to issue.

During the Annual Stockholders Meeting held April 28, 2005, the Certificate of Amendment was approved by stockholders voting an aggregate of 7,357,780 shares, or 53.1%, of the shares represented at the meeting and eligible to vote on stockholder matters.  The Company had previously mailed an information statement regarding the filing of the Certificate of Amendment to its stockholders as of March 1, 2005, on or about April 8, 2005.

On April 28, 2005, the Company’s Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005.  If the stock split were effective as of April 2, 2005, the Company’s earnings per share and weighted average number of shares outstanding for the three months ended April 2, 2005 would have been as follows:

	As Reported	Pro Forma
Earnings per share:
Basic	$1.30	$0.65
Diluted	$1.28	$0.64

Weighed average number of shares outstanding:
Basic	13,815	27,630
Diluted	14,119	28,238

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies, and outlook for the future.  We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

OVERVIEW

The Genlyte Group Incorporated holds a 100% interest in Genlyte Thomas Group LLC.  We are one of the three largest manufacturers of lighting fixtures in the world, and the largest company in the world devoted exclusively to selling lighting fixtures, controls, and related products.  We currently have a 15% share of the North American lighting market, which we estimate to be approximately $8.2 billion.  The total market is divided as follows: 60% commercial, 32% residential, and 8% industrial.  We participate primarily in the commercial market, but also have a considerable position in the residential and industrial markets.

We sell products under 24 widely recognized and respected brand names.  Part of our strategy is to take advantage of brand name recognition and focus our brands on specific markets, market channels or product competencies.  We sell primarily through wholesale electrical distributors – mostly independent distributors and selective relationships with national accounts – using multiple sales forces of direct sales employees and independent sales representatives to maximize market coverage.

We are committed to product innovation.  Our goal is to generate 30% of our annual sales from new products released within the past three years.  We estimate that approximately 25% of first quarter net sales were from new products released within the past three years and find that our most profitable divisions achieve or come very close to the 30% goal.  Over the last three years, we released over 7,000 new products and we currently have over 500 patents/patents pending.  In addition, we are committed to growth through market share penetration and strategic acquisitions.  Since the formation of GTG in 1998, we have acquired eight companies, in addition to Thomas’ 32% minority interest in GTG.

We operate primarily in the commercial lighting markets, with 73.7% of our first quarter of 2005 net sales coming from the Commercial segment.  In spite of the traditional commercial construction markets remaining soft during the first quarter of 2005, our total net sales grew by 8.7% compared to 2004.  All three of our segments enjoyed solid sales growth, with the Commercial segment increasing by 8.8%, the Residential segment increasing by 13.4%, and the Industrial and Other segment increasing by 3.3%.

We are experiencing significant cost increases related to steel, aluminum, ballasts, corrugated packaging, freight, energy, group medical insurance, and workers’ compensation costs.  These increases began to impact our product costs in the second half of 2004 and will continue to have a significant impact in the second and third quarters of 2005.  We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by adding new products.

In response to realized and potential cost increases, we announced price increases ranging from 5% to 8% effective with May 2004 orders and additional price increases ranging from 6% to 10% effective with November 2004 orders.  We believe that we achieved approximately 5% of the price increases, which we estimate accounted for approximately 5% to 6% of the 8.7% increase in net sales from the previous year.  Price increases are always subject to competitive pressure, and we did not necessarily expect to attain the full amount of the announced increases, but we believe that our ability to obtain a significant portion of the price increases was crucial to our successful first quarter.  In addition, we believe the Company could realize additional benefits from these price increases, particularly in the fluorescent business, over the next quarter.

Although some of the commercial and industrial construction market sectors continue to recover, the traditional commercial construction business remains relatively soft, particularly the indoor fluorescent business, and we do not expect to see positive growth until the second half of 2005.  We have lost some volume due to the November 2004 price increases, especially in the indoor fluorescent business.  We lost a few large accounts, as some customers migrated to online reverse auctions and multi-year bid projects with price reductions, in which we choose not to participate.  However, we do not feel that the loss of some volume in this low margin business will have a material impact on results of operations.

The strong residential construction market, which has been a significant force for us the past two to three years, leads to increased activity in smaller commercial projects such as strip shopping malls, small hotels, restaurants, banks, etc.  However, the residential market could slow somewhat in 2005 since new housing starts began to soften in the first quarter of 2005 compared to the first quarter of 2004 and the predicted interest rate increases.  In spite of the potential for a slowing residential market, we expect 2005 sales to continue at or to exceed the 2004 levels due to our focus on new product developments and by developing new markets and opportunities for growth.

Genlyte’s acquisition of the 32% minority interest owned by Thomas in GTG, which was effective at the close of business on July 31, 2004, had a significant impact on Genlyte’s financial condition, results of operations, and liquidity.  The acquisition decreased cash and short-term investments approximately $89 million and increased debt approximately $313 million, virtually eliminated the liability for minority interest, and resulted in increased values for inventory, property, plant, and equipment, intangible assets, and goodwill. The acquisition had a significant favorable impact on net income for the first quarter of 2005 because the elimination of minority interest expense exceeded the decreased interest income, increased interest expense, and increased depreciation and amortization expense related to the step-up of property, plant, and equipment and additional intangible assets to fair value.

RESULTS OF OPERATIONS

Comparison of First Quarter 2005 to First Quarter 2004

Net sales for the first quarter of 2005 were $301.4 million, an increase of 8.7% compared to 2004 first quarter net sales of $277.4 million.  The combination of adding new products, partially realizing previously announced price increases and the overall economy helped us achieve these first quarter increases.  Net sales for the Commercial segment increased by 8.8%; net sales for the Residential segment increased by 13.4%; and net sales for the Industrial and Other segment increased by 3.3%.  Acquisitions did not significantly impact the first quarter sales improvements.

We initiated price increases ranging by product from 5% to 8% effective with May 2004 orders and additional price increases ranging from 6% to 10% effective with November 2004 orders.  Overall, we believe approximately 5% to 6% of the 8.7% net sales increase for the first quarter of 2005 was related to a combination of price and mix, with the remainder related to volume.  The traditional volume and price sales analysis in the lighting industry is very difficult to calculate.  Our product mix issues related to having many thousands of different products and multiple variations on most products contribute to the difficulty.  Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

Our residential and outdoor lighting sales exceeded expectations in the first quarter of 2005; however, certain parts of our business such as the commercial indoor fluorescent remain relatively soft.  Pricing for the indoor fluorescent products remains very competitive.  We announced a 10% price increase last November covering fluorescent products.  Although we have not achieved the full 10% price increase, the pricing in the indoor fluorescent business has improved by approximately 5%, which has covered our cost increases.  Clearly our results for the first quarter of 2005 would have been worse had we not refused to participate in lower margin business such as on-line auctions and multi-year bid projects with price reductions.

Net sales for Canadian operations increased 22.6%, while net sales for the U.S. operations increased 6.1% compared to the first quarter of 2004.  The increases were primarily due to a combination of price increases, new product offerings, and continued strength in our residential market and outdoor lighting businesses.  The stronger Canadian dollar during the first quarter of 2005 compared to the first quarter of 2004 increased U.S. dollar sales of Canadian operations by $3.7 million.  If the exchange rate had remained constant, net sales of Canadian operations would have increased 13.8%.  Sales in Canada also included a $1.3 million shipment on a large project to a specific customer.  Excluding the $1.3 million shipment and had the exchange rate remained constant, net sales from Canadian operations would have increased 11.0%.

Cost of sales for the first quarter of 2005 was 63.7% of net sales, compared to 65.7% in the first quarter of 2004.  Even though the market has experienced significant increases in the cost of steel, ballasts, inbound freight, audit fees, interest rates, energy, and group health insurance, we have been able to improve our gross margin percentage to 36.3% in the first quarter of 2005, compared to 34.3% in the first quarter of 2004.  The increase in gross margin is primarily attributed to the price increases announced during May and November 2004.  In addition, the product mix of higher value-added products and our de-emphasis of lower margin business helped overall margins.

Selling and administrative expenses for the first quarter of 2005 were 25.5% of net sales, compared to 25.2% in the first quarter of 2004.  Currency transaction gains and losses, which were gains of $329 thousand and $401 thousand for the first quarters of 2005 and 2004 respectively, are included in selling and administrative expenses.  Gains and (losses) on sales or disposals of property, plant, and equipment, which were $(78) thousand and $659 thousand for the first quarters of 2005 and 2004 respectively, are also included therein.  Excluding these two items from both years, selling and administrative expenses as a percentage of net sales would have been 25.6% for both years.  The decrease in legal costs from the first quarter of 2004 were offset by higher audit costs and higher provisions for doubtful accounts in the first quarter of 2005.

As mentioned above, in the first quarter of 2005, we recorded a $329 thousand net gain in selling and administrative expenses, or $201 thousand after income taxes, related to foreign currency transaction gains and losses of Canadian division cash, accounts receivable, and accounts payable balances denominated in U.S. dollars.  In a period of a weakening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction gains.  The opposite would occur in a period of a strengthening Canadian dollar.  In the first quarter of 2005, because our Canadian operations have net assets denominated in U.S. dollars, and the Canadian dollar weakened, we recorded a net gain.  In the first quarter of 2004, we recorded a net gain of $401 thousand, or $166 thousand after income taxes.  We do not hedge this activity with derivative financial instruments and therefore are exposed to future gains or losses based on levels of sales and purchases and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

While we recorded a $329 thousand net gain because of the Canadian dollar weakening during the first quarter of 2005, the strength of the Canadian dollar compared to the first quarter of last year also resulted in a $527 thousand pre-tax benefit, or a positive net income impact of $322 thousand after income taxes, from translating operating income of Canadian operations at a higher exchange rate than the first quarter of 2004.  In addition, the weakening Canadian dollar resulted in a $1.7 million foreign currency translation adjustment loss, which decreased accumulated other comprehensive income during the first quarter of 2005.  In the first quarter of 2004, the weakening Canadian dollar resulted in a $1.3 million foreign currency translation adjustment loss, decreasing accumulated other comprehensive income.  Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

In the first quarter of 2005, interest income was $274 thousand and interest expense was $2.7 million (net interest expense of $2.4 million).  In the first quarter of 2004, interest income was $445 thousand and interest expense was $160 thousand (net interest income of $285 thousand). Interest expense was higher because of the additional debt incurred to finance the acquisition of Thomas’ 32% minority interest in GTG, although a significant portion of this debt has been repaid since the acquisition.  Interest expense is expected to continue at higher levels until the debt is paid.

Minority interest in the first quarter of 2005 represented the 49.5% ownership share of Lumec-Schreder income by a Belgian holding corporation of the Schreder Group.  Minority interest in the first quarter of 2004 primarily represented the 32% ownership share of GTG income by Thomas, which we acquired in July 2004.

The effective tax rate was 38.9% for the first quarter of 2005 compared to 39.0% for the first quarter of 2004.

Net income for the first quarter of 2005 was $18.0 million ($1.28 per diluted share), an increase of 65.8% over the first quarter 2004 net income of $10.9 million ($0.78 per diluted share).  Net income in the first quarter of 2005 benefited from the acquisition of Thomas’ 32% minority interest in GTG and the price increases announced during May and November of 2004.  The elimination of Thomas’ minority interest resulted in a $7.5 million benefit to pre-tax income, and was partially offset by the increase in depreciation and amortization expense of $1.1 million related to the step-up of property, plant, and equipment and intangible assets to fair value, and an increase in net interest expense of $2.7 million, due primarily to the increase in debt and the decrease in cash and short-term investments used to finance the acquisition.

Outlook for the Future

Although some of the commercial and industrial construction market sectors are starting to recover, the traditional commercial construction business, particularly fluorescent, remains relatively soft, but is forecasted to grow in 2005.  Some of our primary commercial markets that have larger projects - office, retail, and high-end hospitality – are still relatively weak, and we do not expect to see a benefit until the second half of 2005.  Our outlook for the overall commercial construction markets is a soft rebound during the next year or two.  Residential construction remained relatively strong in the first quarter, although the softening of new housing starts and the potential increase in interest rates could negatively impact this segment.

We are experiencing some significant cost increases.  Group medical insurance has increased significantly and that trend is expected to continue.  The most significant cost increases relate to raw materials.  Over the last year, the market has experienced severe increases in steel, aluminum, ballasts, corrugated packaging, freight, and energy costs.  These increases began to impact our product costs in the second half of 2004 and will continue to have a significant impact in the second and third quarters of 2005.  We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by adding new products.

In response to realized and potential cost increases, we announced price increases ranging from 5% to 8% effective with May 2004 orders and additional price increases ranging from 6% to 10% effective with November 2004 orders.  Price increases are always subject to competitive pressure, and we did not necessarily expect to attain the full amount of the announced increases, but we believe we attained enough of the price increases to offset the majority of the cost increases.  In addition, we believe we could realize additional benefits from these price increases on the project side of the business over the next quarter.

Genlyte’s acquisition of the 32% minority interest owned by Thomas in GTG, which was effective the close of business on July 31, 2004, will continue to have a substantial positive impact on our 2005 net income. This acquisition had a significant impact on the first quarter of 2005 net income because of the benefit of eliminating minority interest expense, which is only partially offset by decreased interest income, increased interest expense, and increased depreciation and amortization expense related to the step-up of property, plant, and equipment and intangible assets.

Foreign currency exchange rates are unpredictable, and we are exposed to foreign currency transaction gains and losses because of our net assets in Canada that are denominated in U.S. dollars.  If the Canadian dollar exchange rate strengthens versus the U.S. dollar, we will realize foreign currency transaction losses, which impact net income.  Conversely, we will realize the benefit of translating sales and income of Canadian operations at higher exchange rates compared to the corresponding period of the preceding year.  In addition, we will record foreign currency translation gains in accumulated other comprehensive income.  If the Canadian dollar weakens, we will realize foreign currency transaction gains.  Also, unless the Canadian dollar weakens substantially, we will continue to realize the benefit of translating sales and income of Canadian operations at higher exchange rates compared to the corresponding period of the preceding year.  In addition, we will record foreign currency translation losses in accumulated other comprehensive income.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  We may elect to apply this provision to qualifying earnings repatriations in 2005.  The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions of the Act.  We are evaluating the effects of the repatriation provision; however, we do not expect to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.  We expect to finalize our assessment within a reasonable period of time following the publication of additional clarifying language.  As such, we are not yet in the position to decide on whether, and to what extent, we might repatriate foreign earnings.

FINANCIAL CONDITION

Liquidity and Capital Resources

We focus on our net cash or debt (cash, cash equivalents, and short-term investments minus total debt) and working capital (current assets minus current liabilities) as our most important measures of short-term liquidity.  For long-term liquidity, we consider our ratio of total debt to total capital employed (total debt plus total stockholders’ equity) and trends in net debt and cash provided by operating activities to be the most important measures.  Genlyte’s 2004 purchase of the 32% minority interest owned by Thomas in GTG had a significant impact on Genlyte’s financial condition and liquidity.

As of April 2, 2005, we were in a net debt position of $190.2 million, compared to a net debt position of $168.9 million as of December 31, 2004 and a net cash position of $117.7 million as of April 3, 2004.  The swing from net cash to net debt was mainly due to additional debt issued to finance the acquisition of Thomas’ 32% minority interest in GTG.  Total debt increased to $258.5 million at April 2, 2005, compared to $243.7 million at December 31, 2004, while cash, cash equivalents, and short-term investments decreased to $68.4 million at April 2, 2005, compared to $74.9 million at December 31, 2004.  The increase in debt and the decrease in cash, cash equivalents, and short-term investments from year-end resulted from traditional heavy cash needs for capital expansion, tax payments, customer rebates, and incentive compensation payments as well as higher capital expenditures in the first quarter.

Working capital at April 2, 2005 was $159.5 million, compared to $118.4 million at December 31, 2004.  This increase was primarily due to a $9.0 million increase in accounts receivable, a $8.7 million increase in inventory, and a $23.4 million decrease in accounts payable and accrued expenses.  The accounts receivable increase reflects a normal seasonal trend in collections.  Accounts receivable as a percentage of sales is normally at the lowest point of the year at the end of December and increases at the end of March of each year.  The inventory increase is a normal fluctuation based on the timing of shipments versus production and reflects a normal pattern of anticipated higher sales in the second quarter compared to the first quarter.  Accrued expenses decreased as expected due to payments of accrued liabilities for incentive compensation, profit sharing, and customer rebates, which are accrued during the previous year and are paid out in the first quarter.  The current ratio was 1.5 at April 2, 2005, compared to 1.4 at December 31, 2004.

The ratio of total debt to total capital employed at April 2, 2005 was 35.6%, compared to 35.5% at December 31, 2004.  Because of our strong cash flow, we believe this level of debt is manageable.

During the first quarter of 2005, we used $13.1 million cash from operating activities, compared to the use of $15.4 million during the first quarter of 2004.  The first quarter is usually our weakest quarter for cash flow, due to increases in accounts receivable and payments made on accrued expenses noted above.  We expect operating activities to provide cash during each of the final three quarters of 2005.

Cash provided by investing activities is comprised primarily of proceeds from sales of short-term investments less purchases of short-term investments and purchases of property, plant and equipment.  In the first quarter of 2005 and 2004, proceeds from sales of short-term investments exceeded purchases of short-term investments as these investment balances were reduced to pay accrued expenses mentioned above.  Purchases of plant and equipment in the first quarter of 2005 of $10.4 million were $4.1 million higher than the first quarter of 2004.  The increase in capital spending in the first quarter of 2005 was primarily due to a recently completed plant expansion at our Cornwall, Ontario facility and spending on a new HID (high intensity discharge) manufacturing plant in San Marcos, Texas.

As mentioned above, we plan to invest approximately $23.4 million (of which approximately $6.3 million was spent in the first quarter of 2005) to build and relocate into a new 250,000 square foot HID manufacturing plant in San Marcos, Texas.  The facility will provide world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time.  Occupancy is scheduled for the third quarter of 2005.

Cash provided by financing activities during the first quarter of 2005 was $17.7 million, with $29.5 million in proceeds from long-term debt, offset by $14.7 million in payments on short-term and long-term debt.  In addition, $3.1 million was provided from the exercise of stock options.  Cash used in financing activities during the first quarter of 2004 was $2.0 million, primarily from a decrease in disbursements outstanding, less stock options exercised of $731 thousand.

Our long-term debt at April 2, 2005 consisted of $71.1 million outstanding from the $180.0 million U.S. revolving credit facility, $90.0 million outstanding from the $100.0 million term loan, $11.0 million in industrial revenue bonds, and $0.5 million in capital leases and other.  Genlyte also has a $20 million Canadian revolving credit facility, which had no outstanding borrowings at April 2, 2005.  The revolving credit facilities and the term loan are unsecured.  At April 2, 2005, we had $19.8 million in outstanding letters of credit under the U.S. revolving credit facility.  The letters of credit reduce the amount available to borrow and guarantee the industrial revenue bonds as well as insurance reserves. We are in compliance with all of our debt covenants as of April 2, 2005.

Our short-term debt at April 2, 2005 consisted of a U.S. asset backed securitization (“ABS”) agreement for $100 million “on balance sheet” financing, entered into by Genlyte and its wholly owned subsidiary, Genlyte Receivables Corporation, which matures on July 31, 2005 and is renewable for two additional years.  GTG trade accounts receivables are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity.  As of April 2, 2005, our short-term debt consisted of $86.0 million outstanding under the ABS agreement.  Net trade accounts receivable pledged as collateral for this loan were $161.3 million at April 2, 2005.

To hedge a portion of our exposure to uncertain future cash flows resulting from fluctuations in market interest rates, we entered into interest rate swap contracts for the first time in August 2004.  Under the terms of these swaps, we receive a LIBOR-based variable interest rate and pay a fixed interest rate of 3.0% on $100 million for two years and 3.4% on $80 million for three years.  Therefore, as a result of these swaps, we will pay a weighted-average fixed interest rate of 3.85% (which includes the interest rate spreads) on $180 million of our total debt and the remaining debt of $78.5 million is exposed to variable interest rates.  The fair value of these interest rate swap contracts were asset positions of $2,362 and $281 at April 2, 2005 and December 31, 2004, respectively.

Although we have recently increased our debt outstanding, we are confident that currently available cash, combined with internally generated funds, will be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the next year.  We continue to seek opportunities to acquire businesses that fit our strategic growth plans.  We believe adequate financing for any such investments will be available through cash on hand, future borrowings, or equity offerings.

Other

For the first quarter of 2005 and 2004, 17.3% and 15.3%, respectively, of our net sales were generated from operations in Canada.  In addition, we have a production facility in Mexico.  International operations are subject to fluctuations in currency exchange rates.  We monitor our currency exposure in each country, but do not actively hedge or use derivative financial instruments to manage exchange rate risk.  We cannot predict future foreign currency fluctuations, which have and will continue to affect our balance sheet and statement of income.  The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was an $18.1 million gain as of April 2, 2005.

CRITICAL ACCOUNTING POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

On an on-going basis, we evaluate our estimates and assumptions, including those related to sales returns and allowances, doubtful accounts receivable, slow moving and obsolete inventory, income taxes, impairment of long-lived assets including goodwill and other intangible assets, medical and casualty insurance reserves, warranty reserves, pensions and other post-retirement benefits, contingencies, environmental matters, and litigation.  We base our estimates and assumptions on our substantial historical experience, the guidance of outside experts, industry data, and other relevant factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Reported results would differ under different assumptions, estimates, or conditions.  Actual results will inevitably differ from our estimates, and such differences could be material to the financial statements.

For a detailed discussion of critical accounting policies that affect the more significant estimates and assumptions used in the preparation of our consolidated financial statements, please refer to our Form 10-K for the year ended December 31, 2004.  There have been no significant changes to any of these critical accounting policies since December 31, 2004.

FORWARD-LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” and similar expressions are intended to identify such forward-looking statements.  The statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; terrorist activities or war and the effects they may have on our operations or the overall economy; the ability to maintain or increase prices; customer acceptance of new product offerings; ability to sell to targeted markets; the performance of our specialty and niche businesses; the successful and timely completion of our new HID manufacturing facility; availability and cost of steel, aluminum, corrugated packaging, ballasts, and other raw materials; increases in energy and freight costs; workers’ compensation, casualty and group health insurance costs; the costs and outcomes of various legal proceedings; increases in interest costs arising from an increase in rates; the ultimate valuation of inventory, property, plant, and equipment, and intangible assets related to the purchase of Thomas’ 32% ownership interest in GTG; future acquisitions; foreign currency exchange rates; changes in tax rates or laws; our ability to repatriate foreign earnings; and changes in accounting standards.  We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and component parts, and fluctuations in foreign currency exchange rates in the operation of its business.  Each of these risks is discussed below.

Interest Rate Risk

The Company earns interest income on its cash, cash equivalents, and short-term investments and pays interest expense on its debt.  Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows.  With the significant increase in the Company’s variable rate debt related to the acquisition of Thomas’ 32% minority interest in GTG, the adverse exposure to increasing interest rates has increased considerably.  To reduce its exposure, in August 2004, the Company entered into cash flow hedges in the form of interest rate swaps to provide fixed rate interest of approximately 3.0% on $100 million for two years and 3.4% on $80 million for three years.  As a result of these swaps, the Company will pay a weighted-average fixed interest rate of 3.85% (which includes the interest rate spreads) on $180 million of its total debt.  As of April 2, 2005, approximately $78.5 million of variable rate debt was not hedged.  A one-percentage-point increase in interest rates would result in an annualized increase in interest expense of approximately $785 thousand, with an impact of $480 thousand on net income.  This would be somewhat offset by additional interest income earned on cash, cash equivalents, and short-term investments.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons.  The Company’s operating results could be affected by the availability and price fluctuations of these materials.  The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier.  No consequential supply problems have been encountered in recent years.  Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors.  For the quarter ended April 2, 2005, the raw material component of cost of goods sold subject to price risk was $147.7 million.  The Company does not actively hedge or use derivative instruments to manage its risk in this area.  The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases.  The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time.  During the third and fourth quarters of 2004 and the first quarter of 2005, prices for steel, aluminum, ballasts, and corrugated cartons rose sharply.  In response to the rising material prices, the Company announced price increases ranging from 5% to 8%, depending on the product, effective with May 2004 orders.  In addition, the Company initiated additional price increases ranging from 6% to 10% effective with November 2004 orders.  The Company has achieved approximately 5% to 6% of the price increases, but management believes most of the price increases will be realized over time.

Foreign Currency Exchange Rate Risk

In the first quarter of 2005, 17.3% of the Company’s net sales were generated from operations in Canada.  A significant amount of these products were manufactured in Canada and sold to U.S. customers.  The Company’s Canadian operations also purchase materials from U.S. vendors.  As a result, Canadian operations have cash, cash equivalent, accounts receivable, and accounts payable balances denominated in U.S. dollars.  Translation of these balances to the operations’ functional currency, the Canadian dollar, results in foreign currency transaction gains and losses, which are recorded in selling and administrative expenses. When Canadian assets denominated in U.S. dollars exceed Canadian liabilities denominated in U.S. dollars (the Company’s current situation) and the Canadian dollar strengthens versus the U.S. dollar, the Company recognizes foreign currency transaction losses. When the Canadian dollar weakens versus the U.S. dollar, the Company recognizes foreign currency transaction gains.  If the Company’s Canadian liabilities denominated in U.S. dollars exceeded Canadian assets denominated in U.S. dollars, the opposite would occur.  Because of the weakening Canadian dollar from year-end 2004, the Company recognized gains of $329 thousand ($201 thousand after income taxes) during the first quarter of 2005.  The Company does not actively hedge or use derivative instruments to manage risk in this area.

As of April 2, 2005, a significant amount of the Company’s net assets were at Canadian operations.  The Company also had a minimal amount of net assets at Mexican operations.  The translation of these net assets from the operations’ functional currency, the Canadian dollar or the Mexican peso, to the Company’s reporting currency, U.S. dollars, results in foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income.  The Company’s foreign currency translation adjustment was a loss of $1.7 million for the first quarter of 2005.  The Company does not use derivative instruments to hedge its foreign currency risk of net investments in foreign operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms, and that such information is accumulated and communicated to its management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of, this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective, because of the material weakness discussed below.  Due to the existence of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

As fully described in its Annual Report on Form 10-K for the year ended December 31, 2004, the Company reported that it did not maintain effective controls over the period-end financial reporting process. Specifically, the Company:  (i) did not have adequate controls over the accounting for and the review and approval of certain financial statement accounts requiring a high degree of judgment and estimates including liabilities for employee benefits, the allowance for doubtful accounts and the disclosures related to deferred tax assets and liabilities; (ii) permitted users with financial accounting and reporting responsibilities at certain divisions to have incompatible access to financial applications and data related to the general ledger while also having the ability to initiate journal entries, some of which were not subject to review and approval; and (iii) did not have adequate controls over the selection and application of generally accepted accounting principles related to non-routine, complex transactions related to the calculations of goodwill impairment and business combinations.

Changes in Internal Control Over Financial Reporting

As of May 12, 2005, management believes that the Company has made significant progress with respect to remediation of the material weakness described above.  Specifically, the Company has established policies and is in the process of implementing procedures to: (i) enhance controls over the accounting for and review and approval of certain financial statement accounts requiring a high degree of judgment and estimates by senior Division and Corporate management;  (ii) restrict users with financial accounting and reporting responsibilities from having unrestricted access to financial applications and data related to the general ledger and the unrestricted ability to initiate journal entries without review and approval; and (iii) ensure adequate controls over the selection and application of generally accepted accounting principles related to non-routine, complex transactions including the calculations of goodwill impairment and business combinations.  Management will continue to take steps necessary to improve internal control over financial reporting to continue to ensure that the

Company’s financial statements for external purposes are in accordance with accounting principles generally accepted in the U.S.

Although the material weakness described above has not been fully remediated, as of May 12, 2005, management believes that because of the actions taken since year-end as noted above, it is unlikely that a material misstatement of the annual or interim financial statements would result from the identified control deficiencies.

Other than the improvements made as discussed above, there were no changes in the Company’s internal control over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no significant changes in the status of legal proceedings since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2005.

At Genlyte’s Annual Meeting of Stockholders held April 28, 2005, the stockholders took the following actions:

Re-elected Robert D. Nixon to the Board of Directors.  Mr. Nixon had 11,385,383 shares voted for and 995,860 shares withheld.

Approved an increase in the number of authorized shares of common stock from 30,000,000 to 100,000,000.  The proposal had 7,357,780 shares voted for, 5,007,659 shares voted against, and 15,804 shares abstained from voting.

ITEM 6. EXHIBITS

Exhibit 31.1 – CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of May 12, 2005 by the undersigned thereunto duly authorized.

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