Form 10-Q
period 2005-07-02
GENLYTE GROUP INC
filed 2005-08-10
CIK 833076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

Commission File Number  0-16960

THE GENLYTE GROUP INCORPORATED

10350 ORMSBY PARK PLACE

SUITE 601

LOUISVILLE, KY  40223

(502) 420-9500

Incorporated in Delaware	22-2584333
I.R.S. Employer Identification No.

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

The number of shares outstanding of the issuer’s common stock as of July 30, 2005 was 27,830,646.

THE GENLYTE GROUP INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED JULY 2, 2005

CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Consolidated Statements of Income for the three months and six months ended July 2, 2005 and July 3, 2004

Consolidated Balance Sheets as of July 2, 2005 and December 31, 2004

Consolidated Statements of Cash Flows for the six months ended July 2, 2005 and July 3, 2004

Notes to Consolidated Interim Financial Statements as of July 2, 2005

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	ITEM 4.	CONTROLS AND PROCEDURES

PART II.

OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	ITEM 6.	EXHIBITS

Signatures

Exhibit Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004

(Amounts in thousands, except earnings per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$316,238	$301,437	$617,599	$578,799
Cost of sales	198,326	193,888	390,421	376,134

Gross profit	117,912	107,549	227,178	202,665
Selling and administrative expenses	79,452	80,321	156,282	150,208
Amortization of intangible assets	601	233	1,202	465

Operating profit	37,859	26,995	69,694	51,992
Interest expense (income), net	2,381	112	4,763	(173)
Minority interest, net of income taxes	32	7,995	1	15,461

Income before income taxes	35,446	18,888	64,930	36,704
Income tax provision	13,908	7,361	25,386	14,314

Net income	$21,538	$11,527	$39,544	$22,390

Earnings per share:
Basic	$0.78	$0.42	$1.43	$0.82
Diluted	$0.76	$0.42	$1.40	$0.81

Weighted average number of shares outstanding:
Basic	27,757	27,229	27,681	27,192
Diluted	28,379	27,737	28,292	27,700

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF JULY 2, 2005 AND DECEMBER 31, 2004

(Amounts in thousands, except share data)

	(Unaudited)
	July 2,	December 31,
	2005	2004
Assets:
Current Assets:
Cash and cash equivalents	$67,031	$56,233
Short-term investments	824	18,619
Accounts receivable, less allowances for doubtful accounts of $13,046 and $10,724, as of July 2, 2005 and December 31, 2004	205,457	183,119
Inventories:
Raw materials	60,639	58,964
Work in process	19,900	19,401
Finished goods	79,230	71,712
Total inventories	159,769	150,077
Deferred income taxes and other current assets	30,134	31,381
Total current assets	463,215	439,429
Property, plant and equipment, at cost	451,260	434,790
Less: accumulated depreciation and amortization	291,867	281,316
Net property, plant and equipment	159,393	153,474
Goodwill	252,899	253,684
Other intangible assets, net of accumulated amortization	113,818	114,986
Other assets	5,652	4,097
Total Assets	$994,977	$965,670

Liabilities & Stockholders’ Equity:
Current Liabilities:
Short-term debt	$91,330	$92,489
Current maturities of long-term debt	20,252	20,202
Accounts payable	106,792	114,887
Accrued expenses	84,751	93,496
Total current liabilities	303,125	321,074
Long-term debt	133,460	131,029
Deferred income taxes	40,747	40,156
Minority interest	894	910
Accrued pension and other long-term liabilities	30,348	29,513
Total liabilities	508,574	522,682
Commitments and contingencies (See note (9))
Stockholders’ Equity:
Common stock ($.01 par value, 100,000,000 shares authorized; 29,585,662 and 29,346,262 shares issued as of July 2, 2005 and December 31, 2004; 27,769,696 and 27,530,244 shares outstanding as of July 2, 2005 and December 31, 2004)	278	138
Additional paid-in capital	59,922	54,148
Retained earnings	412,217	372,673
Accumulated other comprehensive income	13,986	16,029
Total stockholders’ equity	486,403	442,988
Total Liabilities & Stockholders’ Equity	$994,977	$965,670

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004

(Amounts in thousands)

(Unaudited)

	2005	2004
Cash Flows From Operating Activities:
Net income	$39,544	$22,390
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,497	12,690
Net loss (gain) from disposals of property, plant and equipment	168	(1,903)
Minority interest	2	10,277
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(22,803)	(45,998)
Inventories	(10,045)	(6,953)
Deferred income taxes and other current assets	1,196	(1,050)
Intangible and other assets	(828)	228
Increase (decrease) in:
Accounts payable	(6,532)	9,273
Accrued expenses	(8,352)	1,457
Deferred income taxes, long-term	658	—
Accrued pension and other long-term liabilities	524	1,137
All other, net	2,704	1,287
Net cash provided by operating activities	11,733	2,835
Cash Flows From Investing Activities:
Acquisition of business, net of cash received	—	(2,437)
Purchases of property, plant and equipment	(21,223)	(12,366)
Proceeds from sales of property, plant and equipment	2	4,578
Purchases of short-term investments	(818)	(43,145)
Proceeds from sales of short-term investments	18,146	62,648
Net cash (used in) provided by investing activities	(3,893)	9,278
Cash Flows From Financing Activities:
Proceeds from short-term debt	5,846	—
Repayments of short-term debt	(7,005)	—
Proceeds from long-term debt	29,529	—
Repayments of long-term debt	(27,049)	(665)
Net decrease in disbursements outstanding	(1,282)	(1,481)
Exercise of stock options	3,440	2,467
Net cash provided by financing activities	3,479	321
Effect of exchange rate changes on cash and cash equivalents	(521)	197
Net increase in cash and cash equivalents	10,798	12,631
Cash and cash equivalents at beginning of period	56,233	82,136
Cash and cash equivalents at end of period	$67,031	$94,767

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF JULY 2, 2005

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

The financial information presented is unaudited, however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The financial information is presented in U.S. dollars and has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the three-month and six-month periods ended July 2, 2005 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from these estimates.

Stock-Based Compensation Costs: At July 2, 2005, the Company had two stock-based compensation (stock option) plans.  The Company accounts for those plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.”  Because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company’s net income and earnings per share for the three and six months ended July 2, 2005 and July 3, 2004 would have been as follows on the next page.

Stock-based compensation costs for the three months ended July 2, 2005 and July 3, 2004 follow:

	2005	2004
Net income, as reported	$21,538	$11,527
Stock-based compensation cost using fair value method, net of related tax effects	4,234	—
Net income, pro forma	$17,304	$11,527

Earnings per share:
Basic, as reported	$0.78	$0.42
Basic, pro forma	$0.62	$0.42
Diluted, as reported	$0.76	$0.42
Diluted, pro forma	$0.61	$0.42

Stock-based compensation costs for the six months ended July 2, 2005 and July 3, 2004 follow:

	2005	2004
Net income, as reported	$39,544	$22,390
Stock-based compensation cost using fair value Method, net of related tax effects	4,217	3,282
Net income, pro forma	$35,327	$19,108

Earnings per share:
Basic, as reported	$1.43	$0.82
Basic, pro forma	$1.28	$0.70
Diluted, as reported	$1.40	$0.81
Diluted, pro forma	$1.25	$0.69

Because substantially all Genlyte stock options are granted for prior service, the compensation cost under the fair value method is recorded when the stock options are granted.  Genlyte usually grants the majority of its stock options in the first quarter; however, options were granted in the second quarter this year as it continued to analyze the potential effects of the new accounting literature mentioned below.  Options representing 24,350 and 244,000 shares of Genlyte common stock were exercised in the second quarter and first six months of 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), “Accounting for Stock Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS No. 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  In April 2005, the SEC approved a new rule that delays the effective date of SFAS No. 123R for public companies until the first annual period, rather than the first interim period, beginning after June 15, 2005.  The provisions of SFAS No. 123R now become effective for the Company in the first quarter of 2006 and will apply to all awards granted after December 31, 2005 and to awards modified, repurchased, or canceled after that date.  The Company is evaluating SFAS No. 123R and believes it may have a material effect on financial results of operations to the extent that any new stock options are granted after December 31, 2005.

Other New Accounting Standards:  In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The guidance is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not expect SFAS No. 153 to have a material impact on the company’s financial condition or results of operations.

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

Under the guidance in FSP No. FAS 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109.   Effective in the first quarter of 2005, the Company qualified for the special tax deduction and considered it in determining the income tax provision for the second quarter and year-to-date. This tax deduction resulted in an insignificant reduction in the Company’s effective tax rate for the current quarter but management expects greater benefit in the future, after the deduction is fully phased-in.

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  FSP No. FAS 109-2 allows companies additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.    Through July 2, 2005, the Company has not recognized deferred taxes on foreign earnings because such earnings have been, and continue to be, permanently reinvested outside the U.S.  The Company is evaluating whether to take advantage of this provision, and expects to complete the evaluation in the second half of 2005.

On July 14, 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes,” that would address the accounting for uncertain tax positions.  The exposure draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. The exposure draft requires that a tax position meet a

“probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The proposed interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS No. 109.  The interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005.  The Company is currently evaluating the impact this proposed interpretation would have on its results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any accounting changes or error corrections that occur after December 31, 2005.

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

The Company’s statements of income reflect the discontinuation of Thomas’ minority interest as well as the decreased interest income, increased interest expense, and depreciation and amortization expenses resulting from the acquisition since the date of the acquisition.  On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of each period presented, the Company’s results for the three and six months ended July 3, 2004 would have been as follows:

	QTD	YTD
Net sales	$301,437	$578,799
Net income	$10,941	$24,153
Earnings per share	$0.39	$0.87

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.  Pro forma net income for the period presented reflects the following nonrecurring pro forma adjustments: (1) a charge of $2,717 for amortization of profit in backlog; (2) a charge of $2,597 to cost of sales for the step-up to fair market value of inventory; (3) a charge of $325 for unamortized debt issuance costs related to the August 2003 revolving credit facility, which was replaced by a new facility.

(3) Restructuring and Related Costs

In May 2005, the Company announced a plan to move its Gardco division from San Leandro, CA to a new facility in San Marcos, TX.  The new facility, expected to be completed in the third or fourth quarter of 2005, is expected to reduce manufacturing costs, increase inventory turnover, improve on-time delivery, and reduce lead time.  The Company’s Wide-Lite division, which is currently located in San Marcos, TX, is also moving into the new facility.

The Company’s restructuring costs relate entirely to the Commercial Segment and primarily include involuntary one-time termination benefits, moving of equipment, relocation of certain employees, and accelerated depreciation of equipment not being moved.   Of the $639 of restructuring costs incurred to date, $175 was included in operating expenses and $464 was included in cost of goods sold in the consolidated statement of income.

The following table summarizes estimated, incurred, and remaining costs for the restructuring actions by type as of July 2, 2005:

	Severance	Moving & Relocation	Facility Closing	Other Costs	Total
Estimated Costs	$1,182	$2,302	$855	$614	$4,953
Cost Incurred – quarter ended July 2, 2005	395	12	179	53	639
Remaining Costs at July 2, 2005	$787	$2,290	$676	$561	$4,314

As of July 2, 2005, the Company has accrued $443 of the estimated remaining restructuring costs.

(4) Two-for-One Stock Split

On April 28, 2005, the Company’s Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005.  In order to facilitate the stock split, the Company filed with the Delaware Secretary of State a Certificate of Amendment to its Restated Certificate of Incorporation (“the Restated Certificate”), amending Article “Fourth” of the Restated Certificate, increasing the authorized shares of the Company’s common stock (par value $.01) from 30,000,000 to 100,000,000, with such amendment being effective as of April 28, 2005.  This amendment did not affect the 5,000,000 shares of preferred stock (par value $.01) the Company was previously authorized to issue.

In addition, during the Annual Stockholders Meeting held April 28, 2005, the Certificate of Amendment was approved by stockholders voting an aggregate of 7,357,780 shares, or 53.1%, of the shares represented at the meeting and eligible to vote on stockholder matters.  The Company mailed an information statement regarding the filing of the Certificate of Amendment to its stockholders as of March 1, 2005, on or about April 8, 2005.

(5) Comprehensive Income

Comprehensive income for the three months ended July 2, 2005 and July 3, 2004 follows:

	2005	2004
Net income	$21,538	$11,527
Loss on foreign currency translation	(1,090)	(605)
Loss on change in fair value of interest rate swaps	(1,310)	—
Total comprehensive income	$19,138	$10,922

Comprehensive income for the six months ended July 2, 2005 and July 3, 2004 follows:

	2005	2004
Net income	$39,544	$22,390
Loss on foreign currency translation	(2,814)	(1,891)
Gain on change in fair value of interest rate swaps	771	—
Total comprehensive income	$37,501	$20,499

(6) Earnings Per Share

The calculation of the average common shares outstanding assuming dilution for the three months ended July 2, 2005 and July 3, 2004 follows:

	2005	2004
	(Amounts in thousands)
Average common shares outstanding	27,757	27,229
Incremental common shares issuable:
Stock option plans	622	508
Average common shares outstanding assuming dilution	28,379	27,737

The calculation of the average common shares outstanding assuming dilution for the six months ended July 2, 2005 and July 3, 2004 follows:

	2005	2004
	(Amounts in thousands)
Average common shares outstanding	27,681	27,192
Incremental common shares issuable:
Stock option plans	611	508
Average common shares outstanding assuming dilution	28,292	27,700

Common shares for 2004 were adjusted for the two-for-one stock split which was payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005.

(7) Retirement and Other Postretirement Benefit Plans

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

The components of net periodic pension benefit costs for U.S. and Canadian plans for the three months and six months ended July 2, 2005 and July 3, 2004 follow:

	U.S. Plans
	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Components of Net Periodic Benefit Costs:
Service cost	$534	$544	$1,067	$1,088
Interest cost	1,595	1,563	3,190	3,126
Expected return on plan assets	(1,729)	(1,580)	(3,458)	(3,160)
Amortization of prior service cost	47	82	94	164
Recognized actuarial loss	216	377	433	754
Net pension expense of defined benefit plans	663	986	1,326	1,972
Defined contribution plans	1,631	1,547	3,163	3,736
Multi-employer plans for certain union employees	37	39	77	76
Total benefit costs	$2,331	$2,572	$4,566	$5,784

	Canadian Plans
	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Components of Net Periodic Benefit Costs:
Service cost	$121	$139	$241	$278
Interest cost	152	173	304	346
Expected return on plan assets	(165)	(187)	(330)	(374)
Amortization of transition amounts	(1)	(1)	(1)	(2)
Amortization of prior service cost	7	7	15	14
Recognized actuarial loss	8	31	15	62
Net pension expense of defined benefit plans	122	162	244	324
Defined contribution plans	334	308	612	480
Total benefit costs	$456	$470	$856	$804

During the six months ended July 2, 2005, the Company contributed $500 to its U.S. defined benefit plans and $396 to its Canadian defined benefit plans.  The Company expects to contribute approximately an additional $4,000 to its U.S. defined benefit plans and $422 to its Canadian defined benefit plans during the remainder of 2005.  These amounts are based on the total contributions expected during 2005 to satisfy current minimum funding requirements.

The Company provides postretirement medical and life insurance benefits for certain retirees and employees through its unfunded plans.  The Company accrues the cost of such benefits during the remaining expected lives of such retirees and the service lives of such employees.

The components of net periodic postretirement benefit costs for the three months and the six months ended July 2, 2005 and July 3, 2004 follow:

	Three months ended		Six month ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Components of Net Periodic Benefit Costs:
Service cost	$10	$15	$19	$30
Interest cost	74	88	148	176
Recognized prior service cost (credit)	(7)	(10)	(13)	(20)
Recognized actuarial loss	16	42	32	84
Net expense of postretirement benefit plans	$93	$135	$186	$270

During the six months ended July 2, 2005, the Company contributed $162 to its postretirement benefit plans. The Company expects to contribute $406 to its postretirement benefit plans during the remainder of 2005.

(8) Product Warranties

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the six months ended July 2, 2005 and July 3, 2004 were as follows:

	2005	2004
Balance, beginning of period	$3,310	$4,034
Additions charged to expense	5,443	4,435
Deductions for repairs and replacements	5,015	4,820
Balance, end of period	$3,738	$3,649

(9) Contingencies

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

(10) Segment Reporting

For management reporting and control, the Company’s businesses are divided into three operating segments: Commercial, Residential, and Industrial and Other.  Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”  At July 2, 2005 the operating segments were comprised as follows:

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

Intersegment sales are eliminated in consolidation and therefore not presented in the table below.  Corporate assets and expenses are allocated to the segments.  Information about the Company’s operating segments for the three months ended July 2, 2005 and July 3, 2004 follows:

	Commercial	Residential	Industrial and Other	Total
2005
Net sales	$234,978	$40,683	$40,577	$316,238
Operating profit	$27,480	$6,028	$4,351	$37,859

2004
Net sales	$227,218	$36,395	$37,824	$301,437
Operating profit	$20,225	$3,798	$2,972	$26,995

Segment data for the six months ended July 2, 2005 and July 3, 2004 follows:

	Commercial	Residential	Industrial and Other	Total
2005
Net sales	$457,222	$80,773	$79,604	$617,599
Operating profit	$49,445	$11,833	$8,416	$69,694

2004
Net sales	$431,439	$71,756	$75,604	$578,799
Operating profit	$37,446	$7,929	$6,617	$51,992

The Company has operations throughout North America.  Information about the Company’s operations by geographical area for the three months ended July 2, 2005 and July 3, 2004 follows.  Foreign balances represent activity in Canadian operations.

	United States	Foreign	Total
2005
Net sales	$262,107	$54,131	$316,238
Operating profit	$28,888	$8,971	$37,859

2004
Net sales	$256,863	$44,574	$301,437
Operating profit	$21,290	$5,705	$26,995

Information about the Company’s operations by geographical area for the six months ended July 2, 2005 and July 3, 2004 follows:

	United States	Foreign	Total
2005
Net sales	$511,470	$106,129	$617,599
Operating profit	$53,333	$16,361	$69,694

2004
Net sales	$491,797	$87,002	$578,799
Operating profit	$41,610	$10,382	$51,992

No material changes have occurred in total assets since December 31, 2004.

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

OVERVIEW

The Genlyte Group Incorporated holds a 100% interest in Genlyte Thomas Group LLC.  We are one of the three largest manufacturers of lighting fixtures in the world, and the largest company in the world devoted exclusively to selling lighting fixtures, controls, and related products.  We currently estimate that we have a 15% share of the North American lighting market, which we estimate to be approximately $8.2 billion.  We believe the total market is divided as follows: 60% commercial, 32% residential, and 8% industrial.  We participate primarily in the commercial market, but also have a considerable position in the residential and industrial markets.

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

We are committed to product innovation.  Our goal is to generate 30% of our annual sales from new products released within the past three years.  We estimate that approximately 28% of our net sales for the first six months of 2005 were from new products released within the past three years and find that our most profitable divisions achieve or come very close to the 30% goal.  Over the last three years, we released over 7,000 new products and we currently have over 500 patents/patents pending.  In addition, we are committed to growth through market share penetration and strategic acquisitions.  Since the formation of GTG in 1998, we have acquired eight companies, in addition to Thomas’ 32% minority interest in GTG.

We operate primarily in the commercial lighting markets, with 74.0% of our net sales for the first six months of 2005 coming from the Commercial segment.  In spite of the traditional commercial construction markets remaining soft during the first six months of 2005, our total net sales grew by 6.7% compared to 2004.  All three of our segments enjoyed solid sales growth, with the Commercial segment increasing by 6.0%, the Residential segment increasing by 12.6%, and the Industrial and Other segment increasing by 5.3%.

We continue to see year-over-year cost increases related to steel, ballasts, freight, energy, and audit fees.  These increases began to impact our product costs in the second half of 2004 and are expected to continue to impact the third and fourth quarters of 2005.  We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by seeking a better product mix with higher value-added products.

In response to realized and potential cost increases, we announced incremental price increases effective with May 2004 and November 2004 orders.  These pricing changes have led to margin improvements and we continue to sacrifice some volume to hold our price increases.  As a result, our second quarter gross margin increased to 37.3% compared to 35.7% last year and the operating profit margin increased during the second quarter to 12.0% from 9.0% last year.  We believe that we achieved approximately 5% of the price increases, which we estimate accounted for the majority of the increase in net sales and margins from the previous year.  Price increases are always subject to competitive pressure, and we did not necessarily expect to attain the full amount of the announced increases, but we believe that our ability to obtain a significant portion of the price increases was crucial to our successful first and second quarters of 2005.  In order to maintain these net sales and margin improvements the remainder of the year, we announced additional price increases ranging by product from 6% to 10% effective in June 2005.  We expect to see some impact from these increases during the remainder of 2005.

Although some of the commercial and industrial construction market sectors continue to recover, the traditional commercial construction business remains somewhat soft, particularly the indoor fluorescent business, but is forecasted to grow over the next two years.  We have lost some volume in our effort to maintain the recently announced price increases, especially in the indoor fluorescent business.  We lost a few large accounts, as some customers migrated to online reverse auctions and multi-year bid projects with price reductions, in which we choose not to participate.  However, we do not feel that the loss of some volume in this low margin business will have a material impact on results of operations.

The strong residential construction market, which has been a significant force for us the past two to three years, leads to increased activity in smaller commercial projects such as strip shopping malls, small hotels, restaurants, banks, etc.  However, the residential market could slow somewhat the remainder of the year since new housing starts began to soften in the first and second quarters of 2005 compared to the same periods in 2004 and in response to the predicted interest rate increases.  In spite of the potential for a slowing residential market, we expect 2005 sales to continue at or to exceed the 2004 levels due to our focus on new product developments and developing new markets and opportunities for growth.

On April 28, 2005, the Company’s Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005.  In order to facilitate the stock split, the Company filed with the Delaware Secretary of State a Certificate of Amendment to its Restated Certificate of Incorporation (“the Restated Certificate”), amending Article “Fourth” of the Restated Certificate, increasing the authorized shares of the Company’s common stock (par value $.01) from 30,000,000 to 100,000,000, with such amendment being effective as of April 28, 2005.

Genlyte’s acquisition of the 32% minority interest owned by Thomas in GTG, which was effective at the close of business on July 31, 2004, had a significant impact on Genlyte’s financial condition, results of operations, and liquidity.  The acquisition decreased cash and short-term investments approximately $89 million and increased debt approximately $313 million, virtually eliminated the liability for minority interest, and resulted in increased values for inventory, property, plant, and equipment, intangible assets, and goodwill. The acquisition had a significant favorable impact on net income for the first six months of 2005 because the elimination of minority interest expense exceeded the decreased interest income, increased interest expense, and increased depreciation and amortization expense related to the step-up of property, plant, and equipment and additional intangible assets to fair value.

RESULTS OF OPERATIONS

Comparison of Second Quarter 2005 to Second Quarter 2004

Net sales for the second quarter of 2005 were $316.2 million, an increase of 4.9% compared to the 2004 second quarter net sales of $301.4 million.  The realization of previously announced price increases and the overall economy helped us achieve these second quarter increases.  The second quarter year-over-year improvement was negatively impacted by the surge of volume in the second quarter of 2004, when sales increased 18.6% over prior year, in anticipation of the announced May 2004 price increases.  For the second quarter of 2005, net sales for the Commercial segment increased by 3.4%; net sales for the Residential segment increased by 11.8%; and net sales for the Industrial and Other segment increased by 7.3% over prior year.  Acquisitions did not significantly impact the second quarter sales improvements.

We initiated price increases ranging by product from 5% to 8% effective with May 2004 orders and additional price increases ranging from 6% to 10% effective with November 2004 orders.  Overall, we believe the majority of the 4.9% net sales increase for the second quarter of 2005 was related to the price increases, with volume remaining relatively flat.  The traditional volume and price sales analysis in the lighting industry is very difficult to calculate.  Our product mix issues related to having many thousands of different products and multiple variations on most products contribute to the difficulty.  Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

Our residential, entertainment, and outdoor lighting sales were relatively strong in the second quarter of 2005; however, certain parts of our business such as the commercial indoor fluorescent remain relatively soft.  Pricing for the indoor fluorescent products remains very competitive.  We announced a 10% price increase last November covering fluorescent products.  Although we have not achieved the full 10% price increase, the pricing in the indoor fluorescent business has improved by approximately 5%, which has covered our cost increases.  Clearly our results for the second quarter of 2005 would have been worse had we not refused to participate in lower margin business such as on-line auctions and multi-year bid projects with price reductions.

Net sales for Canadian operations increased 21.4%, while net sales for the U.S. operations increased 2.0% compared to the second quarter of 2004.  The increases were primarily due to a combination of price increases, new product offerings, and continued strength in our residential market and outdoor lighting businesses.  The stronger Canadian dollar during the second quarter of 2005 compared to the second quarter of 2004 increased U.S. dollar sales of Canadian operations by $4.2 million.  If the exchange rate had remained constant, net sales of Canadian operations would have increased 11.9%.

Cost of sales for the second quarter of 2005 was 62.7% of net sales, compared to 64.3% in the second quarter of 2004.  Even though the market has experienced significant increases in the cost of steel, ballasts, inbound freight, and energy, we have successfully improved our gross margin percentage to 37.3% in the second quarter of 2005, compared to 35.7% in the second quarter of 2004.  The increase in gross margin is primarily attributed to the price increases announced during May and November 2004.  In addition, the product mix of higher value-added products and our de-emphasis of lower margin business helped overall margins.  In order to maintain the gross margin improvements the remainder of the year, additional price increases ranging by product from 6% to 10% became effective in June 2005.

Selling and administrative expenses for the second quarter of 2005 were 25.1% of net sales, compared to 26.7% in the second quarter of 2004.   The decrease in the selling and administrative expenses as a percentage of net sales can be partially explained by the reduction in legal expenses.  Legal expense were $1.3 million for the second quarter of 2005 or 83.6% lower than the $8.1 million of legal expenses in the second quarter of 2004.  The large legal expenses in 2004 were a result of our unsuccessful pursuit of a patent infringement lawsuit that went to trial during the second quarter of 2004.  In addition, currency transaction gains and losses, which were gains of $408 thousand and $75 thousand for the second quarters of 2005 and 2004, respectively, are included in selling and administrative expenses.  Gains and (losses) on sales or disposals of property, plant, and equipment, which were $(90) thousand and $1.2 million for the second quarters of 2005 and 2004, respectively, are also included therein.  Excluding these three items from both years, selling and administrative expenses as a percentage of net sales would have been 24.6% and 23.5% for the second quarters of 2005 and 2004, respectively.

As mentioned above, in the second quarter of 2005, we recorded a $408 thousand net gain in selling and administrative expenses, or $249 thousand after income taxes, related to foreign currency transaction gains and losses on Canadian division cash, accounts receivable, and accounts payable balances denominated in U.S. dollars.  In a period of a weakening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction gains.  The opposite would occur in a period of a strengthening Canadian dollar.  In the second quarter of 2005, because our Canadian operations have net assets denominated in U.S. dollars, and the Canadian dollar weakened, we recorded a net gain.  In the second quarter of 2004, we recorded a net gain of $75 thousand, or $46 thousand after income taxes.  We do not hedge this activity with derivative financial instruments and therefore are exposed to future gains or losses based on levels of sales and purchases and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

While we recorded a $408 thousand net gain because of the Canadian dollar weakening during the second quarter of 2005, the strength of the Canadian dollar compared to the second quarter of last year also resulted in a $702 thousand pre-tax benefit, or a positive net income impact of $428 thousand after income taxes, from translating operating income of Canadian operations at a higher exchange rate than the second quarter of 2004.  In addition, the weakening Canadian dollar resulted in a $1.1 million foreign currency translation adjustment loss, which decreased accumulated other comprehensive income during the second quarter of 2005.  In the second quarter of 2004, the weakening Canadian dollar resulted in a $605 thousand foreign currency translation adjustment loss, decreasing accumulated other comprehensive income.  Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

In the second quarter of 2005, interest income was $305 thousand and interest expense was $2.7 million (net interest expense of $2.4 million).  In the second quarter of 2004, interest income was $412 thousand and interest expense was $524 thousand (net interest expense of $112 thousand).  Interest expense was higher in 2005 due to the additional debt incurred to finance the acquisition of Thomas’ 32% minority interest in GTG, although a significant portion of this debt has been repaid since the acquisition.  Interest expense is expected to continue at higher levels until the debt is paid.

Minority interest in the second quarter of 2005 represented the 49.5% ownership share of Lumec-Schreder income by a Belgian holding corporation of the Schreder Group.  Minority interest in the second quarter of 2004 primarily represented the 32% ownership share of GTG income by Thomas, which we acquired in July 2004.

The effective tax rate was 39.2% for the second quarter of 2005 compared to 39.0% for the second quarter of 2004.  The effective tax rate is higher than last year due to an adjustment to income tax reserves for probable risks, net of reductions for the newly enacted manufacturing deduction legislation and the elimination of Thomas’ minority interest.

Net income for the second quarter of 2005 was $21.5 million ($0.76 per diluted share), an increase of 86.8% over the second quarter 2004 net income of $11.5 million ($0.42 per diluted share).  Net income in the second quarter of 2005 benefited from the acquisition of Thomas’ 32% minority interest in GTG and the price increases announced during May and November of 2004.  The elimination of Thomas’ minority interest resulted in a $8.9 million benefit to pre-tax income, and was partially offset by the increase in depreciation and amortization expense of $1.1 million related to the step-up of property, plant, and equipment and intangible assets to fair value, and an increase in net interest expense of $2.3 million, due primarily to the increase in debt and the decrease in cash and short-term investments used to finance the acquisition.

Comparison of First Six Months of 2005 to First Six Months of 2004

Net sales for the first six months of 2005 were $617.6 million, an increase of 6.7% compared to the first six months of 2004 net sales of $578.8 million.  The realization of previously announced price increases and the overall economy helped us achieve these increases in the first half of the year.  The year-over-year improvement for the first six months of the year was negatively impacted by the surge of volume in the first half of 2004, when sales increased 17.6% over prior year, in anticipation of the announced May 2004 price increases.  For the first six months of 2005, net sales for the Commercial segment increased by 6.0%; net sales for the Residential segment increased by 12.6%; and net sales for the Industrial and Other segment increased by 5.3% over prior year.  Acquisitions did not significantly impact the sales improvements for the first six months of the year.

We initiated price increases ranging by product from 5% to 8% effective with May 2004 orders and additional price increases ranging from 6% to 10% effective with November 2004 orders.  Overall, we believe the majority of the 6.7% net sales increase for the first six months of 2005 was related to the price increases, with volume remaining relatively flat.  The traditional volume and price sales analysis in the lighting industry is very difficult to calculate.  Our product mix issues related to having many thousands of different products and multiple variations on most products contribute to the difficulty.  Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

Our residential, entertainment, and outdoor lighting sales were relatively strong in the first six months of 2005; however, certain parts of our business such as the commercial indoor fluorescent remain relatively soft.  Pricing for the indoor fluorescent products remains very competitive.  We announced a 10% price increase last November covering fluorescent products.  Although we have not achieved the full 10% price increase, the pricing in the indoor fluorescent business has improved by approximately 5%, which has covered our cost increases.  Clearly our results for the first six months of 2005 would have been worse had we not refused to participate in lower margin business such as on-line auctions and multi-year bid projects with price reductions.

Net sales for Canadian operations increased 22.0%, while net sales for the U.S. operations increased 4.0% compared to the first six months of 2004.  The increases were primarily due to a combination of price increases, new product offerings, and continued strength in our residential market and outdoor lighting businesses.  The stronger Canadian dollar during the first six months of 2005 compared to the first six months of 2004 increased U.S. dollar sales of Canadian operations by $7.9 million.  If the exchange rate had remained constant, net sales of Canadian operations would have increased 12.9%.

Cost of sales for the first six months of 2005 was 63.2% of net sales, compared to 65.0% in the first six months of 2004.  Even though the market has experienced significant increases in the cost of steel, ballasts, inbound freight, and energy, we have successfully improved our gross margin percentage to 36.8% for the first six months of 2005, compared to 35.0% for the first six months of 2004.  The increase in gross margin is primarily attributed to the price increases announced during May and November 2004.  In addition, the product mix of higher value-added products and our de-emphasis of lower margin business helped overall margins.  In order to maintain the gross margin improvements the remainder of the year, additional price increases ranging by product from 6% to 10% became effective in June 2005.

Selling and administrative expenses for the first six months of 2005 were 25.3% of net sales, compared to 26.0% in the first six months of 2004.   The decrease in the selling and administrative expenses as a percentage of net sales can be partially explained by the reduction in legal expenses.  Legal expense were $2.3 million for the first six months of 2005 or 79.3% lower than the $11.3 million of legal expenses in the first six months of 2004.  The large legal expenses in 2004 were a result of our unsuccessful pursuit of a patent infringement lawsuit that went to trial during the second quarter.  In addition, currency transaction gains and losses, which were gains of $737 thousand and $475 thousand for the first six months of 2005 and 2004, respectively, are included in selling and administrative expenses.  Gains and (losses) on sales or disposals of property, plant, and equipment, which were $(168) thousand and $1.9 million for the first six months of 2005 and 2004, respectively, are also included therein.  Excluding these three items from both years, selling and administrative expenses as a percentage of net sales would have been 24.8% and 23.6% for the first six months of 2005 and 2004, respectively.

As mentioned above, in the first six months of 2005, we recorded a $737 thousand net gain in selling and administrative expenses, or $450 thousand after income taxes, related to foreign currency transaction gains and losses on Canadian division cash, accounts receivable, and accounts payable balances denominated in U.S. dollars.  In a period of a weakening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction gains.  The opposite would occur in a period of a strengthening Canadian dollar.  In the first six months of 2005, because our Canadian operations have net assets denominated in U.S. dollars, and the Canadian dollar weakened, we recorded a net gain.  In the first six months of 2004, we recorded a net gain of $475 thousand, or $290 thousand after income taxes.  We do not hedge this activity with derivative financial instruments and therefore are exposed to future gains or losses based on levels of sales and purchases and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

While we recorded a $737 thousand net gain because of the Canadian dollar weakening during the first six months of 2005, the strength of the Canadian dollar compared to the first six months of last year also resulted in a $1.2 million pre-tax benefit, or a positive net income impact of $742 thousand after income taxes, from translating operating income of Canadian operations at a higher exchange rate than the first six months of 2004.  In addition, the weakening Canadian dollar resulted in a $2.8 million foreign currency translation adjustment loss, which decreased accumulated other comprehensive income during the first six months of 2005.  In the first six months of 2004, the weakening Canadian dollar resulted in a $1.9 million foreign currency translation adjustment loss, decreasing accumulated other comprehensive income.  Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

In the first six months of 2005, interest income was $579 thousand and interest expense was $5.3 million (net interest expense of $4.8 million).  In the first six months of 2004, interest income was $857 thousand and interest expense was $684 thousand (net interest income of $173 thousand).  Interest expense was higher in 2005 due to the additional debt incurred to finance the acquisition of Thomas’ 32% minority interest in GTG, although a significant portion of this debt has been repaid since the acquisition.  Interest expense is expected to continue at higher levels until the debt is paid.

Minority interest for the first six months of 2005 represented the 49.5% ownership share of Lumec-Schreder income by a Belgian holding corporation of the Schreder Group.  Minority interest for the first six months of 2004 primarily represented the 32% ownership share of GTG income by Thomas, which we acquired in July 2004.

The effective tax rate was 39.1% for the first six months of 2005 compared to 39.0% for the first six months of 2004.  The effective tax rate is higher than last year due to an adjustment to income tax reserves for probable risks, which was offset by the newly enacted manufacturing deduction legislation and the elimination of Thomas’ minority interest.

Net income for the first six months of 2005 was $39.5 million ($1.40 per diluted share), an increase of 76.6% over the first six months of 2004 net income of $22.4 million ($0.81 per diluted share).  Net income in the first six months of 2005 benefited from the acquisition of Thomas’ 32% minority interest in GTG and the price increases announced during May and November of 2004.  The elimination of Thomas’ minority interest resulted in a $16.4 million benefit to pre-tax income, and was partially offset by the increase in depreciation and amortization expense of $2.2 million related to the step-up of property, plant, and equipment and intangible assets to fair value, and an increase in net interest expense of $4.9 million, due primarily to the increase in debt and the decrease in cash and short-term investments used to finance the acquisition.

Outlook for the Future

Although some of the commercial and industrial construction market sectors are starting to recover, the traditional commercial construction business, particularly fluorescent, remains relatively soft, but is forecasted to grow over the next two years.  Some of our primary commercial markets that have larger projects - office, retail, and high-end hospitality – have shown early signs of a recovery and we could see a slight benefit in the second half of 2005.  Our outlook for the overall commercial construction markets is a moderate rebound during the next two years.  Residential construction remained relatively strong in the first six months of 2005, although the softening of new housing starts and the potential increase in interest rates could negatively impact this segment.

We continue to see cumulative year-over-year cost increases in steel, ballasts, freight and energy costs.  These increases began to impact our product costs in the second half of 2004 and are expected to have a continuing impact in the second half of 2005.  We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by adding new products.

In response to realized and potential cost increases, we announced price increases ranging from 5% to 8% effective with May 2004 orders and additional price increases ranging from 6% to 10% effective with November 2004 orders.  Price increases are always subject to competitive pressure, and we did not necessarily expect to attain the full amount of the announced increases, but we believe we attained enough of the price increases to offset the majority of the cost increases.  In addition, we announced additional price increases ranging by product from 6% to 10% effective with June 2005 orders in order to maintain net sales and margin improvement for the remainder of 2005.

Genlyte’s acquisition of the 32% minority interest owned by Thomas in GTG, which was effective the close of business on July 31, 2004, will continue to have a positive impact on our 2005 net income. This acquisition had a significant impact on the net income in the first and second quarters of 2005 because of the benefit of eliminating minority interest expense, which is only partially offset by decreased interest income, increased interest expense, and increased depreciation and amortization expense related to the step-up of property, plant, and equipment and intangible assets.

In the third and fourth quarters of 2005 we plan to relocate our Wide-Lite and Gardco divisions into a new 250,000 square foot HID manufacturing plant in San Marcos, Texas.  The facility will provide world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time.  During the next two quarters, we expect to capitalize approximately $4.2 million to finish the construction of the new plant and expense approximately $4.3 million of severance, moving, and plant consolidation expenses relating to the closure of the current Gardco plant in San Leandro, CA and relocating Gardco and Wide-Lite into the new plant in Texas.  However, we do not expect the effects of this restructuring to have a significant impact on our results of operation for the third or fourth quarters of 2005.

Foreign currency exchange rates are unpredictable, and we are exposed to foreign currency transaction gains and losses because of our net assets in Canada that are denominated in U.S. dollars.  If the Canadian dollar exchange rate strengthens versus the U.S. dollar, we will realize foreign currency transaction losses, which impact net income.  Conversely, we will realize the benefit of translating sales and income of Canadian operations at higher exchange rates compared to the corresponding period of the preceding year.  In addition, we will record foreign currency translation gains in accumulated other comprehensive income.  If the Canadian dollar weakens, we will realize foreign currency transaction gains.  Also, unless the Canadian dollar weakens substantially, we will continue to realize the benefit of translating sales and income of Canadian operations at higher exchange rates during the third quarter compared to the corresponding period of the preceding year.  In addition, we will record foreign currency translation losses in accumulated other comprehensive income.

The ‘Energy Policy Act of 2005,’ which provides tax deductions for energy-efficient interior lighting systems, will hopefully spur demand for our new energy-efficient products and enable us to help our country deal with increasing energy costs.  We believe this energy legislation may have a positive impact on retrofit lighting business in the U.S., and may provide additional business opportunities through 2007.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  We may elect to apply this provision to qualifying earnings repatriations in 2005.  The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions of the Act.  As of August 10, 2005, we have not recognized deferred taxes on foreign earnings because such earnings have been, and continue to be, indefinitely reinvested outside the U.S.  We are evaluating whether to take advantage of this provision, and we expect to complete the evaluation in the second half of 2005.

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

As of July 2, 2005, we were in a net debt position of $177.2 million, compared to a net debt position of $168.9 million as of December 31, 2004 and a net cash position of $133.8 million as of July 3, 2004.  The swing from net cash to net debt was mainly due to additional debt issued to finance the acquisition of Thomas’ 32% minority interest in GTG.  Total debt increased to $245.0 million at July 2, 2005, compared to $243.7 million at December 31, 2004, while cash, cash equivalents, and short-term investments decreased to $67.9 million at July 2, 2005, compared to $74.9 million at December 31, 2004.  The increase in debt and the decrease in cash, cash equivalents, and short-term investments from year-end resulted from traditional heavy cash needs for capital expansion, tax payments, customer rebates, and incentive compensation payments as well as higher capital expenditures in the first six months of 2005.

Working capital at July 2, 2005 was $160.1 million, compared to $118.4 million at December 31, 2004.  This increase was primarily due to a $22.3 million increase in accounts receivable, a $9.7 million increase in inventory, and a $16.8 million decrease in accounts payable and accrued expenses.  The accounts receivable increase reflects a 6.4% growth in sales for the second quarter of 2005 compared to the fourth quarter of 2004.  Accounts receivable as a percentage of sales is normally at the lowest point of the year at the end of December as dating programs generally become due and collection efforts are heightened.  The inventory increase reflects the current higher level of sales activity compared to the fourth quarter of 2004 and the accounts payable decrease reflects normal seasonal trends.  The current ratio was 1.5 at July 2, 2005, compared to 1.4 at December 31, 2004.

The ratio of total debt to total capital employed was 33.5% for July 2, 2005 and 35.5% for December 31, 2004.  Because of our strong cash flow, we believe this level of debt is manageable.

During the first six months of 2005, we provided $11.7 million cash from operating activities, compared to $2.8 million during the first six months of 2004.  The primary reason for the increase related to increased sales activity for the first six months of 2005 compared to last year and the elimination of Thomas’ minority interest.  Management expects cash flow from operating activities to be in line with typical seasonal improvements in the second half of 2005.

Cash provided by investing activities is comprised primarily of proceeds from sales of short-term investments less purchases of short-term investments and purchases of property, plant and equipment.  In the first six months of 2005, cash used in investing activities was $3.9 million, primarily due to purchases of plant and equipment and converting short-term investments to cash.  Purchases of plant and equipment in the first six months of 2005 of $21.2 million were $8.9 million higher than the first six months of 2004. The increase in capital spending in the first six months of 2005 was primarily due to spending on a new HID (high intensity discharge) manufacturing plant in San Marcos, Texas and a plant expansion at our Cornwall, Ontario facility.  Cash provided by investing activities in the first six months of 2004 was $9.3 million, primarily from converting a net $19.5 million of short-term investments to cash.  The Company also received $4.6 million of proceeds from the sale of land and building in Barrington, New Jersey (production at this plant had been moved to Sparta, Tennessee in 2002); the sale of land and building in Garland, Texas (production at this plant had been moved to Dallas, Texas and combined with Vari-Lite in April 2003) and a right-of-way at the plant in San Marcos, Texas. Offsetting these proceeds were the acquisition of USS Manufacturing for $2.4 million and purchases of property, plant, and equipment of $12.4 million.

As mentioned above, we plan to invest approximately $23.6 million (of which approximately $13.2 million was spent in the first six months of 2005) to build and relocate into a new 250,000 square foot HID manufacturing plant in San Marcos, Texas.  The facility will provide world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time.  Occupancy is scheduled for the third or fourth quarter of 2005.  Management does not believe the remaining capital expenditures of $4.2 million and restructuring costs of $4.3 million that are expected to be incurred to complete the project to materially impact liquidity and sources and uses of capital resources in the second half of 2005.

Cash provided by financing activities during the first six months of 2005 was $3.5 million, with $35.4 million in proceeds from short-term and long-term debt, offset by $34.1 million in payments on short-term and long-term debt.  In addition, $3.4 million was provided from the exercise of stock options, less the $1.3 million decrease in disbursements outstanding.  Cash provided in financing activities during the first six months of 2004 was $321 thousand, primarily from stock options exercised of $2.5 million, less the decrease in disbursements outstanding of $1.5 million and repayments of long-term debt of $665 thousand.

Our long-term debt at July 2, 2005 consisted of $57.3 million outstanding from the $180.0 million U.S. revolving credit facility, $85.0 million outstanding from the $100.0 million term loan, $11.0 million in industrial revenue bonds, and $0.4 million in capital leases and other.  Genlyte also has a $20 million Canadian revolving credit facility, which had no outstanding borrowings at July 2, 2005.  The revolving credit facilities and the term loan are collateralized by the pledge of 65% of subsidiary stock.  At July 2, 2005, we had $19.9 million in outstanding letters of credit under the U.S. revolving credit facility.  The letters of credit reduce the amount available to borrow and guarantee the industrial revenue bonds as well as insurance reserves. We are in compliance with all of our debt covenants as of July 2, 2005.

Our short-term debt at July 2, 2005 consisted of a U.S. asset backed securitization (“ABS”) agreement for $100 million “on balance sheet” financing, entered into by Genlyte and its wholly owned subsidiary, Genlyte Receivables Corporation, which matures on July 31, 2005 and is renewable for two additional years (which the Company has subsequently renewed).  GTG trade accounts receivables are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity.  As of July 2, 2005, our short-term debt consisted of $91.3 million outstanding under the ABS agreement.  Net trade accounts receivable pledged as collateral for this loan were $164.0 million at July 2, 2005.

To hedge a portion of our exposure to uncertain future cash flows resulting from fluctuations in market interest rates, we entered into interest rate swap contracts for the first time in August 2004.  Under the terms of these swaps, we receive a LIBOR-based variable interest rate and pay a fixed interest rate of 3.0% on $100 million for two years and 3.4% on $80 million for three years.  Therefore, as a result of these swaps, we will pay a weighted-average fixed interest rate of 3.85% (which includes the interest rate spreads) on $180 million of our total debt and the remaining debt of $65.0 million is exposed to variable interest rates.  The fair value of these interest rate swap contracts were asset positions of $1,052 and $281 at July 2, 2005 and December 31, 2004, respectively.

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

Other

For the first six months of 2005 and 2004, 17.2% and 15.0%, respectively, of our net sales were generated from operations in Canada.  In addition, we have a production facility in Mexico.  International operations are subject to fluctuations in currency exchange rates.  We monitor our currency exposure in each country, but do not actively hedge or use derivative financial instruments to manage exchange rate risk.  We cannot predict future foreign currency fluctuations, which have and will continue to affect our balance sheet and statement of income.  The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $17.0 million gain as of July 2, 2005.

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

Interest Rate Risk

The Company earns interest income on its cash, cash equivalents, and short-term investments and pays interest expense on its debt.  Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows.  With the significant increase in the Company’s variable rate debt related to the acquisition of Thomas’ 32% minority interest in GTG, the adverse exposure to increasing interest rates has increased considerably.  To reduce its exposure, in August 2004, the Company entered into cash flow hedges in the form of interest rate swaps to provide fixed rate interest of approximately 3.0% on $100 million for two years and 3.4% on $80 million for three years.  As a result of these swaps, the Company will pay a weighted-average fixed interest rate of 3.85% (which includes the interest rate spreads) on $180 million of its total debt.  As of July 2, 2005, approximately $65.0 million of variable rate debt was not hedged.  A one-percentage-point increase in interest rates would result in an annualized increase in interest expense of approximately $650 thousand, with an impact of $397 thousand on net income.  This would be somewhat offset by additional interest income earned on cash, cash equivalents, and short-term investments.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components – mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons.  The Company’s operating results could be affected by the availability and price fluctuations of these materials.  The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier.  No consequential supply problems have been encountered in recent years.  Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors.  For the three and six months ended July 2, 2005, the raw material component of cost of goods sold subject to price risk was $152.5 million and $300.3 million, respectively.  The Company does not actively hedge or use derivative instruments to manage its risk in this area.  The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases.  The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time.  During the second half of 2004 and the first half of 2005, prices for steel, aluminum, ballasts, and corrugated cartons rose sharply.  In response to the rising material prices, the Company announced price increases ranging from 5% to 8%, depending on the product, effective with May 2004 orders and additional price increases ranging from 6% to 10% effective with November 2004 orders.  The Company achieved approximately 5% to 6% of the price increases, and management believes this accounted for most of the second quarter sales increase.  However, because of continued raw material price increases, the Company has initiated additional price increases ranging from 6% to 10% on selected products, effective with June 2005 orders.

Foreign Currency Exchange Rate Risk

For the first six months of 2005, 17.2% of the Company’s net sales were generated from operations in Canada.  A significant amount of these products were manufactured in Canada and sold to U.S. customers.  The Company’s Canadian operations also purchase materials from U.S. vendors.  As a result, Canadian operations have cash, cash equivalent, accounts receivable, and accounts payable balances denominated in U.S. dollars.  Translation of these balances to the operations’ functional currency, the Canadian dollar, results in foreign currency transaction gains and losses, which are recorded in selling and administrative expenses. When Canadian assets denominated in U.S. dollars exceed Canadian liabilities denominated in U.S. dollars (the Company’s current situation) and the Canadian dollar strengthens versus the U.S. dollar, the Company recognizes foreign currency transaction losses. When the Canadian dollar weakens versus the U.S. dollar, the Company recognizes foreign currency transaction gains.  If the Company’s Canadian liabilities denominated in U.S. dollars exceeded Canadian assets denominated in U.S. dollars, the opposite would occur.  Because of the weakening Canadian dollar from year-end 2004, the Company recognized gains of $737 thousand ($450 thousand after income taxes) during the first six months of 2005.  The Company does not actively hedge or use derivative instruments to manage risk in this area.

As of July 2, 2005, a significant amount of the Company’s net assets were at Canadian operations.  The Company also had a minimal amount of net assets at Mexican operations.  The translation of these net assets from the operations’ functional currency, the Canadian dollar or the Mexican peso, to the Company’s reporting currency, U.S. dollars, results in foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income.  The Company’s foreign currency translation adjustment was a loss of $2.8 million for the first six months of 2005.  The Company does not use derivative instruments to hedge its foreign currency risk of net investments in foreign operations.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of, this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

As of July 2, 2005, management believes that the Company has taken steps necessary to remediate the material weakness described above.  Specifically, the Company has established policies and implemented procedures to: (i) enhance controls over the accounting for and review and approval of certain financial statement accounts requiring a high degree of judgment and estimates by senior Division and Corporate management;  (ii) restrict users with financial accounting and reporting responsibilities from having unrestricted access to financial applications and data related to the general ledger and the unrestricted ability to initiate journal entries without review and approval; and (iii) ensure adequate controls over the selection and application of generally accepted accounting principles related to non-routine, complex transactions including the calculations of goodwill impairment and business combinations.

Even though management believes that the Company has taken steps necessary to remediate this material weakness relating to its period-end financial reporting process, procedures, and controls; certain of the corrective processes, procedures, and controls relate to annual controls that cannot be tested until the preparation of the Company’s 2005 Form 10-K.  Accordingly, management will continue to take steps necessary to improve internal control over financial reporting to continue to ensure that the Company’s financial statements for external purposes are in accordance with accounting principles generally accepted in the U.S.

Other than the improvements made as discussed above, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant changes in the status of legal proceedings since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders in the second quarter of 2005.

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

Exhibit 31.1 – CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of August 10, 2005 by the undersigned thereunto duly authorized.

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