Form 10-Q
period 2005-10-01
GENLYTE GROUP INC
filed 2005-11-10
CIK 833076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes   ☒   No

The number of shares outstanding of the issuer’s common stock as of October 29, 2005 was 27,902,486.

THE GENLYTE GROUP INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 1, 2005

CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income for the three months and nine months ended October 1, 2005 and October 2, 2004

Consolidated Balance Sheets as of October 1, 2005 and December 31, 2004

Consolidated Statements of Cash Flows for the nine months ended October 1, 2005 and October 2, 2004

Notes to Consolidated Interim Financial Statements as of October 1, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6. EXHIBITS

Signatures

Exhibit Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004

(Amounts in thousands, except earnings per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$325,622	$303,085	$943,221	$881,884
Cost of sales	204,980	196,144	595,401	572,278

Gross profit	120,642	106,941	347,820	309,606
Selling and administrative expenses	79,112	74,167	235,394	224,375
Amortization of intangible assets	600	3,472	1,802	3,937

Operating profit	40,930	29,302	110,624	81,294
Interest expense, net of interest income	1,609	1,682	6,372	1,509
Minority interest, net of income taxes	(9)	2,853	(8)	18,314

Income before income taxes	39,330	24,767	104,260	61,471
Income tax provision	17,457	9,444	42,843	23,758

Net income	$21,873	$15,323	$61,417	$37,713

Earnings per share:
Basic	$0.79	$0.56	$2.22	$1.39
Diluted	$0.77	$0.55	$2.17	$1.36

Weighted average number of shares outstanding:
Basic	27,859	27,365	27,717	27,223
Diluted	28,493	27,868	28,332	27,730

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 1, 2005 AND DECEMBER 31, 2004

(Amounts in thousands, except share data)

(Unaudited)

	October 1,	December 31,
	2005	2004
Assets:
Current Assets:
Cash and cash equivalents	$44,265	$56,233
Short-term investments	873	18,619
Accounts receivable, less allowances for doubtful accounts of $13,526 and $10,724, as of October 1, 2005 and December 31, 2004	210,155	183,119
Inventories:
Raw materials	64,219	58,964
Work in process	17,468	19,401
Finished goods	74,776	71,712
Total inventories	156,463	150,077
Deferred income taxes and other current assets	31,686	31,381
Total current assets	443,442	439,429
Property, plant and equipment, at cost	465,483	434,790
Less: accumulated depreciation and amortization	299,894	281,316
Net property, plant and equipment	165,589	153,474
Goodwill	255,073	253,684
Other intangible assets, net of accumulated amortization	113,234	114,986
Other assets	5,460	4,097
Total Assets	$982,798	$965,670

Liabilities & Stockholders’ Equity:
Current Liabilities:
Short-term debt	$84,307	$92,489
Current maturities of long-term debt	20,165	20,202
Accounts payable	110,739	114,887
Accrued expenses	96,970	93,496
Total current liabilities	312,181	321,074
Long-term debt	71,118	131,029
Deferred income taxes	50,814	40,156
Minority interest	933	910
Accrued pension and other long-term liabilities	27,642	29,513
Total liabilities	462,688	522,682
Commitments and contingencies (See note (9))
Stockholders’ Equity:
Common stock ($.01 par value, 100,000,000 shares authorized; 29,709,512 and 29,346,262 shares issued as of October 1, 2005 and December 31, 2004; 27,893,556 and 27,530,244 shares outstanding as of October 1, 2005 and December 31, 2004)	279	138
Additional paid-in capital	63,041	54,148
Retained earnings	434,090	372,673
Accumulated other comprehensive income	22,700	16,029
Total stockholders’ equity	520,110	442,988
Total Liabilities & Stockholders’ Equity	$982,798	$965,670

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004

(Amounts in thousands)

(Unaudited)

	2005	2004
Cash Flows From Operating Activities:
Net income	$61,417	$37,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,686	22,209
Net loss (gain) from disposals of property, plant and equipment	131	(1,879)
Minority interest	(8)	13,204
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Accounts receivable	(25,819)	(36,004)
Inventories	(5,508)	(4,900)
Deferred income taxes and other current assets	136	(1,984)
Intangible and other assets	(655)	56
Increase (decrease) in:
Accounts payable	(4,431)	1,485
Accrued expenses	2,793	11,541
Deferred income taxes, long-term	10,534	—
Accrued pension and other long-term liabilities	(2,022)	(145)
All other, net	4,005	1,873
Net cash provided by operating activities	63,259	43,169
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash received	—	(404,476)
Purchases of property, plant and equipment	(32,398)	(18,623)
Proceeds from sales of property, plant and equipment	3	4,580
Purchases of short-term investments	(831)	(43,145)
Proceeds from sales of short-term investments	18,322	113,047
Net cash used in investing activities	(14,904)	(348,617)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	14,516	96,412
Repayments of short-term debt	(22,698)	—
Proceeds from issuance of long-term debt	29,530	200,000
Repayments of long-term debt	(89,477)	(17,736)
Net decrease in disbursements outstanding	(291)	(2,532)
Exercise of stock options	5,248	4,565
Net cash (used in) provided by financing activities	(63,172)	280,709
Effect of exchange rate changes on cash and cash equivalents	2,849	2,725
Net decrease in cash and cash equivalents	(11,968)	(22,014)
Cash and cash equivalents at beginning of period	56,233	82,136
Cash and cash equivalents at end of period	$44,265	$60,122

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF OCTOBER 1, 2005

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

The financial information presented is unaudited, however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The financial information is presented in U.S. dollars and has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the three-month and nine-month periods ended October 1, 2005 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from these estimates.

Stock-Based Compensation Costs: At October 1, 2005, the Company had two stock-based compensation (stock option) plans.  The Company accounts for those plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.”  Because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company’s net income and earnings per share for the three and nine months ended October 1, 2005 and October 2, 2004 would have been as follows on the next page.

Stock-based compensation costs for the three months ended October 1, 2005 and October 2, 2004 follow:

	2005	2004
Net income, as reported	$21,873	$15,323
Stock-based compensation cost using fair value method, net of related tax effects	(41)	970
Net income, pro forma	$21,914	$14,353

Earnings per share:
Basic, as reported	$0.79	$0.56
Basic, pro forma	$0.79	$0.53
Diluted, as reported	$0.77	$0.55
Diluted, pro forma	$0.77	$0.52

Stock-based compensation costs for the nine months ended October 1, 2005 and October 2, 2004 follow:

	2005	2004
Net income, as reported	$61,417	$37,713
Stock-based compensation cost using fair value method, net of related tax effects	4,169	4,252
Net income, pro forma	$57,248	$33,461

Earnings per share:
Basic, as reported	$2.22	$1.39
Basic, pro forma	$2.07	$1.23
Diluted, as reported	$2.17	$1.36
Diluted, pro forma	$2.02	$1.21

Because substantially all Genlyte stock options are granted for prior service, the compensation cost under the fair value method would be recorded when the stock options are granted.  However, the Company reported compensation income in the third quarter of 2005 since the fair value of the options forfeited was greater than the fair value of the options granted.  Options representing 119,850 and 363,850 shares of Genlyte common stock were exercised in the third quarter and first nine months of 2005, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), “Accounting for Stock Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS No. 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  In April 2005, the SEC approved a new rule that delays the effective date of SFAS No. 123R for public companies until the first annual period, rather than the first interim period, beginning after June 15, 2005.  The provisions of SFAS No. 123R now become effective for the Company in the first quarter of 2006 and will apply to all awards granted after December 31, 2005 and to awards modified, repurchased, or canceled after that date.  The Company is evaluating SFAS No. 123R and believes it is likely to have a material effect on financial results of operations to the extent that any new stock options are granted after December 31, 2005.

Other New Accounting Standards:  In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The guidance is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company had no exchanges of nonmonetary assets during the third quarter of 2005, and does not expect SFAS No. 153 to have a material impact on the Company’s financial condition or results of operations.

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

Under the guidance in FSP No. FAS 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109.   Effective in the first quarter of 2005, the Company qualified for the special tax deduction and considered it in determining the income tax provision for the third quarter and year-to-date. This tax deduction resulted in an insignificant reduction in the Company’s effective tax rate for the current quarter, but management expects greater benefit in the future, after the deduction is fully phased-in.

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  FSP No. FAS 109-2 allows companies additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.  The Company has evaluated the provision and based on the evaluation repatriated $60,000 in extraordinary dividends, as defined in the Act, during the third quarter and accordingly recorded a tax liability of $3,219 as of October 1, 2005, which increased the third quarter and year-to-date effective tax rates by 8.2% and 3.1%, respectively.  However, the Company has not provided for U.S. deferred income taxes or foreign withholding tax on remaining undistributed foreign earnings that the Company intends to reinvest indefinitely outside the U.S.  Determination of the deferred income tax on these earnings is not practicable because such liability, if any, is dependent upon circumstances existing if and when remittance occurs.

On July 14, 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes,” that would address the accounting for uncertain tax positions.  The exposure draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. The exposure draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The proposed interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS No. 109.  The interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 31, 2005.  The Company is currently evaluating the impact this proposed interpretation would have on its results of operations.

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

(2) Acquisition of 32% Minority Interest in GTG in 2004

Effective at the close of business on July 31, 2004, Genlyte, through its wholly-owned subsidiaries, acquired the 32% minority interest owned by Thomas in GTG for a cash price of $386,500 plus 32% of GTG’s earnings, less distributions to Thomas, from January 1, 2004 through the closing at July 31, 2004. The transaction was structured as an asset purchase of various interests owned by Thomas and certain of its subsidiary entities. The purchase price was $402,081 including $1,179 of acquisition related costs.  The purchase price was determined through arm’s length negotiations between Genlyte and Thomas.  The transaction was financed with approximately $88,981 of the Company’s available cash and short-term investment balances plus $313,100 borrowed from four new credit facilities.

The Company’s statements of income reflect the discontinuation of Thomas’ minority interest as well as the decreased interest income, increased interest expense, and depreciation and amortization expenses resulting from the acquisition since the date of the acquisition.  On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of each period presented, the Company’s results for the three and nine months ended October 2, 2004 would have been as follows:

	QTD	YTD
Net sales	$303,085	$881,884
Net income	$16,282	$44,404
Earnings per share	$0.58	$1.60

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

(3) Restructuring and Related Costs

In May 2005, the Company announced a plan to move its Gardco division from San Leandro, CA to a new facility in San Marcos, TX.  The new facility, which was completed in the third quarter of 2005, is expected to reduce manufacturing costs, increase inventory turnover, improve on-time delivery, and reduce lead time.  The Company’s Wide-Lite division, historically located in San Marcos, TX, moved into the new facility in the third quarter.  Wide-Lite expects to sell its former location in the near future.

The Company’s restructuring costs relate entirely to the Commercial Segment and primarily include one-time involuntary termination benefits (severance), moving of equipment, relocation of certain employees, accelerated depreciation of equipment not being moved, and start-up inefficiencies.   Of the $1,811 of restructuring costs incurred to date, $637 was included in operating expenses and $1,174 was included in cost of goods sold in the consolidated statement of income.

The following table summarizes estimated, incurred, and remaining costs for the restructuring actions by type as of October 1, 2005:

	Severance	Moving & Relocation	Facility Closing	Start-up Inefficiencies	Other Costs	Total
Estimated costs	$1,138	$2,142	$877	$1,396	$583	$6,136
Cost incurred – quarter ended July 2, 2005	395	12	179	—	53	639
Cost incurred – quarter ended October 1, 2005	441	360	187	—	184	1,172
Remaining costs at October 1, 2005	$302	$1,770	$511	$1,396	$346	$4,325

The following table presents a reconciliation of the beginning and ending liability balances for the third quarter ended October 1, 2005:

	Severance	Moving & Relocation	Facility Closing	Start-up Inefficiencies	Other Costs	Total
Liability balance at July 2, 2005	$395	$—	$—	$—	$48	$443
Costs incurred	441	360	187	—	184	1,172
Amounts paid	(31)	(256)	(187)	—	(136)	(610)
Liability balance at October 1, 2005	$805	$104	$	$—	$96	$1,005

The Company expects 97 production employees and 42 engineering, administrative, and sales employees to be terminated as a result of the restructuring (of which 20 and 2, respectively, were terminated in the third quarter).

(4) Derivative Instruments and Hedging Activities

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

The Company has designated its interest rate swap contracts as cash flow hedges.  Under the terms of these swaps, the Company receives a LIBOR-based variable interest rate and pays a fixed interest rate of 3.0% on $100,000 for two years and 3.4% on $80,000 for three years.  The fair value of these instruments is an asset position of $2,718 as of October 1, 2005 and is included in other current assets and other long-term assets in the accompanying consolidated balance sheets.  The changes in fair value on these contracts totaling $1,091 after tax for the nine months ended October 1, 2005 have been recorded in accumulated other comprehensive income (loss).  However, during the third quarter of 2005, debt reductions resulted in the amount of hedged debt being less than the amount of the interest rate swap contracts.  This resulted in hedge accounting “ineffectiveness” on a $50 million interest rate swap.  Thus, the Company recorded additional income before taxes of $487 (of which $103 represents the change in market value and $384 represents 70% of the amount previously recorded as accumulated other comprehensive income (loss) and deferred tax) in the third quarter of 2005 on the interest rate hedge that is technically no longer effective per FAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company expects to recognize $128 of additional income before taxes from the amortization of the remaining 30%.  The Company does not expect additional debt payments to compromise the effectiveness of the other cash flow hedges.  As a result, the Company will now pay a weighted-average fixed interest rate of 4.01% (which includes the interest rate spreads) on $130,000 of its total debt.  The asset will be adjusted as the fair values of the swaps change.  The Company estimates that none of the $1,293 gain in accumulated other comprehensive income (loss) related to the effective swaps will be reclassified to income in the next twelve months.

(5) Two-for-One Stock Split

On April 28, 2005, the Company’s Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005.  In order to facilitate the stock split, the Company filed with the Delaware Secretary of State a Certificate of Amendment to its Restated Certificate of Incorporation (“the Restated Certificate”), amending Article “Fourth” of the Restated Certificate, increasing the authorized shares of the Company’s common stock (par value $.01) from 30,000,000 to 100,000,000, with such amendment being effective as of April 28, 2005.  All per share amounts were adjusted for the 100% stock dividend.  This amendment did not affect the 5,000,000 shares of preferred stock (par value $.01) the Company was previously authorized to issue.

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

(6) Comprehensive Income

Comprehensive income for the three months ended October 1, 2005 and October 2, 2004 follows:

	2005	2004
Net income	$21,873	$15,323
Gain on foreign currency translation	8,394	7,172
Gain (loss) on change in fair value of interest rate swaps	320	(1,101)
Total comprehensive income	$30,587	$21,394

Comprehensive income for the nine months ended October 1, 2005 and October 2, 2004 follows:

	2005	2004
Net income	$61,417	$37,713
Gain on foreign currency translation	5,580	5,281
Gain (loss) on change in fair value of interest rate swaps	1,091	(1,101)
Total comprehensive income	$68,088	$41,893

(7) Earnings Per Share

The calculation of the average common shares outstanding assuming dilution for the three months ended October 1, 2005 and October 2, 2004 follows:

	2005	2004
	(Amounts in thousands)
Average common shares outstanding	27,859	27,365
Incremental common shares issuable:
Stock option plans	634	503
Average common shares outstanding assuming dilution	28,493	27,868

The calculation of the average common shares outstanding assuming dilution for the nine months ended October 1, 2005 and October 2, 2004 follows:

	2005	2004
	(Amounts in thousands)
Average common shares outstanding	27,717	27,223
Incremental common shares issuable:
Stock option plans	615	507
Average common shares outstanding assuming dilution	28,332	27,730

Common shares for 2004 were adjusted for the two-for-one stock split which was payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005.

(8) Retirement and Other Postretirement Benefit Plans

The Company has defined benefit plans that cover certain of its full-time employees. The plans provide defined benefits based on “years of service” for hourly employees and “years of service and final average salary” for salaried employees.  The Company’s policy for funding plans is to make contributions equal to or greater than the requirements prescribed by the applicable jurisdictions.  Pension costs for all Company defined benefit plans are actuarially computed. The Company also has defined contribution plans and multi-employer plans.

The components of net periodic pension benefit costs for U.S. plans for the three months and nine months ended October 1, 2005 and October 2, 2004 follow:

	U.S. Plans
	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Components of Net Periodic Benefit Costs:
Service cost	$534	$544	$1,602	$1,632
Interest cost	1,595	1,563	4,785	4,689
Expected return on plan assets	(1,729)	(1,580)	(5,187)	(4,740)
Amortization of prior service cost	47	82	141	246
Recognized actuarial loss	216	377	648	1,131
Net pension expense of defined benefit plans	663	986	1,989	2,958
Defined contribution plans	1,615	1,505	4,778	5,255
Multi-employer plans for certain union employees	35	123	112	322
Total benefit costs	$2,313	$2,614	$6,879	$8,535

The components of net periodic pension benefit costs for Canadian plans for the three months and nine months ended October 1, 2005 and October 2, 2004 follow:

	Canadian Plans
	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Components of Net Periodic Benefit Costs:
Service cost	$122	$106	$364	$316
Interest cost	153	132	458	392
Expected return on plan assets	(166)	(143)	(497)	(425)
Amortization of transition amounts	(1)	(1)	(3)	(3)
Amortization of prior service cost	7	6	22	17
Recognized actuarial loss	8	24	24	70
Net pension expense of defined benefit plans	123	124	368	367
Defined contribution plans	345	341	957	813
Total benefit costs	$468	$465	$1,325	$1,180

During the nine months ended October 1, 2005, the Company contributed $4,222 to its U.S. defined benefit plans and $927 to its Canadian defined benefit plans.  The Company expects to contribute approximately an additional $100 to its U.S. defined benefit plans and $215 to its Canadian defined benefit plans during the remainder of 2005.  These amounts are based on the total contributions expected during 2005 to satisfy current minimum funding requirements.

The Company provides postretirement medical and life insurance benefits for certain retirees and employees through its unfunded plans.  The Company accrues the cost of such benefits during the remaining expected lives of such retirees and the service lives of such employees.

The components of net periodic postretirement benefit costs for the three months and the nine months ended October 1, 2005 and October 2, 2004 follow:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Components of Net Periodic Benefit Costs:
Service cost	$10	$3	$29	$33
Interest cost	74	54	222	230
Recognized prior service cost (credit)	(7)	(9)	(20)	(29)
Recognized actuarial loss	16	8	48	92
Net expense of postretirement benefit plans	$93	$56	$279	$326

During the nine months ended October 1, 2005, the Company contributed $257 to its postretirement benefit plans. The Company expects to contribute approximately $100 to its postretirement benefit plans during the remainder of 2005.

(9) Product Warranties

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the nine months ended October 1, 2005 and October 2, 2004 were as follows:

	2005	2004
Balance, beginning of period	$3,310	$4,034
Additions charged to expense	8,663	6,604
Deductions for repairs and replacements	7,665	7,213
Balance, end of period	$4,308	$3,425

(10) Contingencies

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

(11) Segment Reporting

For management reporting and control, the Company’s businesses are divided into three operating segments: Commercial, Residential, and Industrial and Other.  Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”  At October 1, 2005 the operating segments were comprised as follows:

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

Intersegment sales are eliminated in consolidation and therefore not presented in the table below.  Corporate assets and expenses are allocated to the segments.  Information about the Company’s operating segments for the three months ended October 1, 2005 and October 2, 2004 follows:

	Commercial	Residential	Industrial and Other	Total
2005
Net sales	$238,151	$46,451	$41,020	$325,622
Operating profit	$27,809	$7,954	$5,167	$40,930

2004
Net sales	$225,359	$40,073	$37,653	$303,085
Operating profit	$22,036	$4,497	$2,769	$29,302

Segment data for the nine months ended October 1, 2005 and October 2, 2004 follows:

	Commercial	Residential	Industrial and Other	Total
2005
Net sales	$689,920	$136,483	$116,818	$943,221
Operating profit	$77,037	$20,421	$13,166	$110,624

2004
Net sales	$651,749	$120,118	$110,017	$881,884
Operating profit	$59,252	$12,964	$9,078	$81,294

The figures previously reported for 2004 and the first and second quarters of 2005 have been adjusted to reflect a reclassification of the sales and operating profit by segment.

The Company has operations throughout North America.  Information about the Company’s operations by geographical area for the three months ended October 1, 2005 and October 2, 2004 follows.  Foreign balances represent activity in Canadian operations.

	United States	Foreign	Total
2005
Net sales	$266,842	$58,780	$325,622
Operating profit	$31,381	$9,549	$40,930

2004
Net sales	$249,267	$53,818	$303,085
Operating profit	$21,164	$8,138	$29,302

Information about the Company’s operations by geographical area for the nine months ended October 1, 2005 and October 2, 2004 follows:

	United States	Foreign	Total
2005
Net sales	$778,312	$164,909	$943,221
Operating profit	$84,714	$25,910	$110,624

2004
Net sales	$741,064	$140,820	$881,884
Operating profit	$62,774	$18,520	$81,294

No material changes have occurred in total assets or long-lived assets since December 31, 2004.

(12) Subsequent Event

On October 19, 2005, the Company announced an agreement to acquire the 49.5% minority interest owned by Schreder SA (“Schreder”) in the Lumec-Schreder joint venture, increasing Genlyte’s interest to 100%.  The Company will acquire Schreder’s interest in Lumec-Schreder for a cash price of approximately $1,032.  The transaction is expected to close during January 2006.  The Company plans to integrate the business into its Lumec division, which is headquartered in Montreal, Quebec.  The transaction is not expected to have a significant impact on the Company’s financial results since the statement of income and balance sheet of Lumec-Schreder are currently consolidated in the Company’s financial statements.

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

OVERVIEW

The Genlyte Group Incorporated holds a 100% interest in Genlyte Thomas Group LLC.  We consider ourselves one of the three largest manufacturers of lighting fixtures in the world, and the largest company in the world devoted exclusively to selling lighting fixtures, controls, and related products.  We currently estimate that we have a 15% share of the North American lighting market, which we estimate to be approximately $8.2 billion.  We believe the total market is divided as follows: 60% commercial, 32% residential, and 8% industrial.  We participate primarily in the commercial market, but also have a considerable position in the residential and industrial markets.

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

We are committed to product innovation.  Our goal is to generate 30% of annual sales from new products released within the past three years.  We estimate that approximately 32% of our net sales for the first nine months of 2005 were from new products released within the past three years and find that our most profitable divisions achieve or come very close to the 30% goal.  In the last three years, we released over 7,000 new products and currently have over 500 patents/patents pending.  In addition, we are committed to growth through market share penetration and strategic acquisitions.  Since the formation of GTG in 1998, we have acquired eight companies, in addition to Thomas’ 32% minority interest in GTG.

We operate primarily in the commercial lighting markets, with 73.1% of our net sales for the first nine months of 2005 coming from the Commercial segment.  In spite of the traditional commercial construction markets remaining somewhat soft during the first nine months of 2005, our total net sales grew by 7.0% compared to 2004.  All three of our segments enjoyed solid sales growth, with increases of 5.9% in the Commercial segment, 13.6% in the Residential segment, and 6.2% in the Industrial and Other segment.

We continue to see year-over-year cost increases related to steel, ballasts, and energy.  These increases began to impact our product costs in the second half of 2004 and are expected to continue to impact results through the first half of 2006.  We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by seeking a better product mix with higher value-added products and constantly evaluating our pricing strategies.

In response to realized and potential cost increases, we announced incremental price increases effective with May 2004, November 2004, and June 2005 orders.  We are encouraged by the success of our new product and pricing strategies, which help to protect our margins.  Specifically, our ongoing industry leadership in product development and control over the order and quotation process further boosts the success of our price increases.  As a result, our third quarter gross margin increased to 37.0% compared to 35.3% last year and the operating profit margin increased during the third quarter to 12.6% from 9.7% last year.  We estimate an overall 5% price increase was achieved, which accounts for the majority of the increase in net sales and margins from the previous year.  Price increases are always subject to competitive pressure, and we did not necessarily expect to attain the full amount of the announced increases, but we believe that our ability to obtain a significant portion of the price increases was crucial to our successful first three quarters of 2005.  In order to maintain these net sales and margin improvements going forward, we are evaluating another price increase that may become effective during the fourth quarter of 2005.

In addition, cost containment actions such as the recent consolidation of our San Leandro, California and San Marcos, Texas manufacturing facilities into an entirely new manufacturing facility in San Marcos will enable continuous cost and quality improvements.  We elected to reinforce our efficient North American production capabilities in San Marcos because of our dedication to superior customer service for our make-to-order specification business.

Although some of the commercial and industrial construction market sectors continue to recover, the traditional commercial construction business remains somewhat soft, particularly the indoor fluorescent business, but is forecasted to grow over the next two years.  The recovery we expected continues to stretch out, and lighting is one of the last building materials to be installed in any construction project.  We have lost some volume in our effort to maintain the recently announced price increases, especially in the indoor fluorescent business.  A few large accounts were lost, as some customers migrated to online reverse auctions and multi-year bid projects with price reductions, in which we choose not to participate.  However, we do not feel that the loss of some volume in this low margin business will have a material impact on results of operations.

The strong residential construction market, which has been a significant force for us the past two to three years, leads to increased activity in smaller commercial projects such as strip shopping malls, small hotels, restaurants, banks, etc.  However, the residential market could slow somewhat the remainder of the year and the first half of 2006 in response to the expected mortgage interest rate increases.  In spite of the potential for a slowing residential market, we expect 2005 sales to continue at or to exceed the 2004 levels due to our focus on new product developments and developing new markets and opportunities for growth.

The results for the third quarter of 2005 were impacted by some notable items.  Due to the strengthening of the Canadian dollar, we recorded a $2.4 million currency transaction loss, which was recorded in selling and administrative expenses.  In addition, we incurred $460 thousand of selling and administrative expenses related to the San Marcos employee relocation, plant consolidation, and severance pay.  We also recorded $3.2 million in incremental income tax expense to repatriate $60 million in foreign earnings.  The American Jobs Creation Act of 2004 created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.

On April 28, 2005, the Company’s Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005.  In order to facilitate the stock split, the Company filed with the Delaware Secretary of State a Certificate of Amendment to its Restated Certificate of Incorporation (“the Restated Certificate”), amending Article “Fourth” of the Restated Certificate, increasing the authorized shares of the Company’s common stock (par value $.01) from 30,000,000 to 100,000,000, with such amendment being effective as of April 28, 2005.  All per share amounts were adjusted for the 100% stock dividend.

Genlyte’s acquisition of the 32% minority interest owned by Thomas in GTG, which was effective at the close of business on July 31, 2004, had a significant impact on Genlyte’s financial condition, results of operations, and liquidity.  The acquisition decreased cash and short-term investments approximately $89 million and increased debt approximately $313 million, virtually eliminated the liability for minority interest, and resulted in increased values for inventory, property, plant, and equipment, intangible assets, and goodwill. The acquisition had a significant favorable impact on net income for the first nine months of 2005 because the elimination of minority interest expense exceeded the decreased interest income, increased interest expense, and increased depreciation and amortization expense related to the step-up of property, plant, and equipment and additional intangible assets to fair value.

RESULTS OF OPERATIONS

Comparison of Third Quarter 2005 to Third Quarter 2004

Net sales for the third quarter of 2005 were $325.6 million, an increase of 7.4% compared to the 2004 third quarter net sales of $303.1 million.  The realization of previously announced price increases and the overall economy helped us achieve this sales increase.  For the third quarter of 2005, net sales for the Commercial segment increased by 5.7%; net sales for the Residential segment increased by 15.9%; and net sales for the Industrial and Other segment increased by 8.9% over prior year.  Acquisitions did not impact the third quarter sales improvements.

We initiated price increases ranging by product from 5% to 8% effective with May 2004 orders, ranging from 6% to 10% effective with November 2004 orders, and additional price increases ranging from 6% to 10% effective with June 2005 orders.  Overall, we believe the majority of the 7.4% net sales increase for the third quarter of 2005 was related to the price increases, with volume remaining relatively flat.  The traditional volume and price sales analysis in the lighting industry is very difficult to calculate.  Our product mix issues related to having thousands of different products and multiple variations on most products contribute to the difficulty.  Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

Our residential, entertainment, and outdoor lighting product sales were relatively strong in the third quarter of 2005; however, certain parts of our business such as the commercial indoor fluorescent remain relatively soft.  Pricing for the indoor fluorescent products remains very competitive.  We announced a 10% price increase last November covering fluorescent products.  Although we have not achieved the full 10% price increase, the pricing in the indoor fluorescent business has improved by approximately 5%, which has covered our cost increases.  Clearly our operating profit for the third quarter of 2005 would have been worse had we not refused to participate in lower margin business such as on-line auctions and multi-year bid projects with price reductions.

The percentage sales increase was split between U.S. operations and Canadian operations.  Net sales for Canadian operations increased 9.2%, while net sales for U.S. operations increased 7.1% compared to the third quarter of 2004.  The increase for U.S. operations was primarily due to a combination of price increases, new product offerings, and continued strength in our residential and outdoor lighting products.  The stronger Canadian dollar during the third quarter of 2005 compared to the third quarter of 2004 increased U.S. dollar sales of Canadian operations by $4.7 million.  If the exchange rate had remained constant, net sales of Canadian operations would have increased 0.5%.

Cost of sales for the third quarter of 2005 was 63.0% of net sales, compared to 64.7% in the third quarter of 2004.  Even though the market has experienced significant increases in the cost of steel, ballasts, and energy, we have successfully improved our gross margin percentage to 37.0% in the third quarter of 2005, compared to 35.3% in the third quarter of 2004.  The increase in gross margin is primarily attributed to the price increases previously discussed.  In addition, the product mix of higher value-added products and our de-emphasis of lower margin business helped overall margins.  In order to maintain the gross margin improvements going into 2006, additional price increases in the fourth quarter of 2005 are under consideration.

Selling and administrative expenses for the third quarter of 2005 were 24.3% of net sales, compared to 24.5% in the third quarter of 2004.   During the third quarter we recognized operating expenses related to the San Marcos employee relocation, plant consolidation, and severance of $460 thousand.  Further, currency transaction losses of $2.4 million and $1.6 million for the third quarters of 2005 and 2004, respectively, are included in selling and administrative expenses.  Excluding these two items from both years, selling and administrative expenses as a percentage of net sales would have been 23.4% and 24.0% for the third quarters of 2005 and 2004, respectively. The decrease in the selling and administrative expenses as a percentage of net sales is due to price increases and cost savings in freight and sales commission expense, partially offset by higher audit fees, R&D expenses, and administrative expenses.

As mentioned above, in the third quarter of 2005, we recorded a $2.4 million net loss in selling and administrative expenses, or $1.6 million after income taxes, related to foreign currency transaction gains and losses primarily on Canadian division cash, accounts receivable, and accounts payable balances denominated in U.S. dollars.  In a period of a strengthening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction losses.  The opposite would occur in a period of a weakening Canadian dollar.  In the third quarter of 2005, because our Canadian operations have net assets denominated in U.S. dollars, and the Canadian dollar strengthened, we recorded a net loss.  In the third quarter of 2004, we recorded a net loss of $1.6 million, or $1.0 million after income taxes.  We do not hedge this activity with derivative financial instruments and therefore are exposed to future gains or losses based on levels of cash, accounts receivable and accounts payable denominated in U.S. dollars at Canadian operations and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

While we recorded a $2.4 million net loss because of the Canadian dollar strengthening during the third quarter of 2005, the strength of the Canadian dollar compared to the third quarter of last year also resulted in a $766 thousand pre-tax benefit, or a positive net income impact of $512 thousand after income taxes, from translating operating income of Canadian operations at a higher exchange rate than the third quarter of 2004.  In addition, the strengthening Canadian dollar resulted in an $8.4 million foreign currency translation adjustment gain, which increased accumulated other comprehensive income during the third quarter of 2005.  In the third quarter of 2004, the strengthening Canadian dollar resulted in a $7.2 million foreign currency translation adjustment gain, increasing accumulated other comprehensive income.  Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statements of income.

In the third quarter of 2005, interest income was $966 thousand and interest expense was $2.6 million (net interest expense of $1.6 million).  In the third quarter of 2004, interest income was $351 thousand and interest expense was $2.0 million (net interest expense of $1.7 million).  Interest expense exceeded interest income in both 2005 and 2004 due to the additional debt incurred to finance the acquisition of Thomas’ 32% minority interest in GTG, although a significant portion of this debt has been repaid since the acquisition.  Since the acquisition occurred at the close of business on July 31, 2004 and the third quarter of 2004 only included two months of the additional debt, interest expense is higher in the third quarter of 2005.  Interest expense is expected to continue, but at reduced levels as the debt is paid down.  In addition, interest income was higher in the third quarter of 2005 compared to the third quarter of 2004 primarily due to the ineffectiveness of one interest rate swap, which resulted in a gain of $487 thousand.

Minority interest in the third quarter of 2005 represented the 49.5% ownership share of Lumec-Schreder’s results by Schreder SA, a Belgian holding corporation of the Schreder Group.  However, we recently announced an agreement to acquire the 49.5% minority interest owned by Schreder SA, which is expected to close in January 2006, for a cash price of approximately $1.0 million, increasing our interest to 100%.  Minority interest in the third quarter of 2004 primarily represented the 32% ownership share of GTG income by Thomas, which we acquired at the close of business on July 31, 2004.

The effective tax rate was 44.4% for the third quarter of 2005 compared to 38.1% for the third quarter of 2004.  The effective tax rate is significantly higher than last year primarily due to a $3.2 million income tax expense for a foreign earnings repatriation of $60 million.  The American Jobs Creation Act of 2004 created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.

Net income for the third quarter of 2005 was $21.9 million ($0.77 per diluted share), an increase of 42.7% over the third quarter 2004 net income of $15.3 million ($0.55 per diluted share).  Comparability of net income between years is impacted by two major events – the acquisition of Thomas’ 32% minority interest in GTG in 2004 and additional income tax expense incurred due to the repatriation of $60 million in cash from Canada.  Column (1) in the non-GAAP table on the next page presents the third quarter of 2005 operating results on a more comparable basis assuming the cash repatriation did not occur.  Column (2) in the non-GAAP table on the next page presents the third quarter of 2004 operating results on an ongoing basis as if Genlyte had acquired the 32% minority interest from Thomas as of the beginning of the period.

	Three Months Ended
	October 1, 2005	October 2, 2004
	Adjusted (1)	Adjusted (2)
Reported operating profit	$40,930	$29,302
32% minority interest purchase accounting:
One-time inventory and backlog step-up amortization		5,314
Step-up PP&E deprec. and intangibles amortization - 1 month		(456)
Adjusted operating profit	40,930	34,160
Reported net interest expense	(1,609)	(1,682)
Interest adjustments for one month of additional expense		(932)
Reported minority interest	9	(2,853)
Minority interest adjustment to add back one month of GTG		2,883
Adjusted income before income taxes	39,330	31,576
Reported income tax provision	(17,457)	(9,444)
Income tax provision adjustments:
(2004 at 38.1%, after adjustment)		(2,586)
Add back additional tax due from cash repatriation	3,219
Adjusted net income	$25,092	$19,546

Adjusted diluted earnings per share	$0.88	$0.70

Reported net income	$21,873	$15,323

Reported diluted earnings per share	$0.77	$0.55

Columns (1) and (2) in the table above present the operating results for the third quarter of 2005 on a more comparable basis with the operating results for the third quarter of 2004 by adjusting for one-time events.  Specifically, the expense recorded in the third quarter of 2005 related to the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 is added back to adjusted income before income taxes.  All of the adjustments to the 2004 operating results relate to the acquisition of Thomas’ 32% minority interest in GTG, which was effective at the close of business on July 31, 2004.  Specifically, the one-time amortization of inventory and profit in backlog is added back to operating profit and the additional ongoing depreciation and amortization for the PP&E and intangible asset step-up is deducted from operating profit.  In addition, the actual minority interest related to GTG is added back to operating profit.  Because of the timing of the acquisition noted above, the estimated additional net interest expense due to the increased debt and reduced cash and short-term investments is deducted from income.  Further, the income tax provisions are adjusted at the effective tax rate for the periods based on the adjusted income before income taxes.

Comparison of First Nine Months of 2005 to First Nine Months of 2004

Net sales for the first nine months of 2005 were $943.2 million, an increase of 7.0% compared to the first nine months of 2004 net sales of $881.9 million.  The realization of previously announced price increases and the overall economy helped us achieve these increases in the first nine months of the year.  The year-over-year improvement for the first nine months of the year was negatively impacted by the surge of volume in the first nine months of 2004, when sales increased 15.3% over prior year, in anticipation of the announced May and November 2004 price increases.  For the first nine months of 2005, net sales for the Commercial segment increased by 5.9%; net sales for the Residential segment increased by 13.6%; and net sales for the Industrial and Other segment increased by 6.2% over prior year.  Acquisitions did not significantly impact the sales improvements for the first nine months of the year.

We initiated price increases ranging by product from 5% to 8% effective with May 2004 orders, ranging from 6% to 10% effective with November 2004 orders, and additional price increases ranging from 6% to 10% effective with June 2005 orders.  Overall, we believe the majority of the 7.0% net sales increase for the first nine months of 2005 was related to the price increases, with volume remaining relatively flat.  The traditional volume and price sales analysis in the lighting industry is very difficult to calculate.  Our product mix issues related to having thousands of different products and multiple variations on most products contribute to the difficulty.  Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

Our residential, entertainment, and outdoor lighting product sales were relatively strong in the first nine months of 2005; however, certain parts of our business such as the commercial indoor fluorescent remain relatively soft.  Pricing for the indoor fluorescent products remains very competitive.  We announced a 10% price increase last November covering fluorescent products.  Although we have not achieved the full 10% price increase, the pricing in the indoor fluorescent business has improved by approximately 5%, which has covered our cost increases.  Clearly our operating profit for the first nine months of 2005 would have been worse had we not refused to participate in lower margin business such as on-line auctions and multi-year bid projects with price reductions.

Net sales for Canadian operations increased 17.1%, while net sales for U.S. operations increased 5.0% compared to the first nine months of 2004.  The increases were primarily due to a combination of price increases, new product offerings, and continued strength in our residential and outdoor lighting products.  The stronger Canadian dollar during the first nine months of 2005 compared to the first nine months of 2004 increased U.S. dollar sales of Canadian operations by $12.6 million.  If the exchange rate had remained constant, net sales of Canadian operations would have increased 8.1%.

Cost of sales for the first nine months of 2005 was 63.1% of net sales, compared to 64.9% in the first nine months of 2004.  Even though the market has experienced significant increases in the cost of steel, ballasts, and energy, we have successfully improved our gross margin percentage to 36.9% for the first nine months of 2005, compared to 35.1% for the first nine months of 2004.  The increase in gross margin is primarily attributed to the price increases previously discussed.  In addition, the product mix of higher value-added products and our de-emphasis of lower margin business helped overall margins.  In order to maintain the gross margin improvements going into 2006, additional price increases in the fourth quarter of 2005 are under consideration.

Selling and administrative expenses for the first nine months of 2005 were 25.0% of net sales, compared to 25.4% in the first nine months of 2004.   During the first nine months of 2005 we recognized operating expenses related to the San Marcos employee relocation, plant consolidation, severance, and start-up inefficiencies of $637 thousand.  Legal expenses were $2.5 million in the first nine months of 2005 compared to the $11.2 million for the same period in 2004.  The large legal expenses in 2004 were a result of our unsuccessful pursuit of a patent infringement lawsuit that went to trial in 2004.  Further, currency transaction losses of $1.6 million and $1.1 million for the first nine months of 2005 and 2004, respectively, are included in selling and administrative expenses.  Gains and (losses) on sales or disposals of property, plant, and equipment, which were $(131) thousand and $1.9 million for the first nine months of 2005 and 2004, respectively, are also included therein.  Excluding these four items from both years, selling and administrative expenses as a percentage of net sales would have been 24.4% and 24.3% for the first nine months of 2005 and 2004, respectively.

As mentioned above, in the first nine months of 2005, we recorded a $1.6 million net loss in selling and administrative expenses, or $1.1 million after income taxes, related to foreign currency transaction gains and losses primarily on Canadian division cash, accounts receivable, and accounts payable balances denominated in U.S. dollars.  In a period of a strengthening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction losses.  The opposite would occur in a period of a weakening Canadian dollar.  In the first nine months of 2005, because our Canadian operations have net assets denominated in U.S. dollars, and the Canadian dollar strengthened, we recorded a net loss.  In the first nine months of 2004, we recorded a net loss of $1.1 million, or $0.5 million after minority interest and income taxes.  We do not hedge this activity with derivative financial instruments and therefore are exposed to future gains or losses based on levels of cash, accounts receivable and accounts payable denominated in U.S. dollars at Canadian operations and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

While we recorded a $1.6 million net loss because of the Canadian dollar strengthening during the first nine months of 2005, the strength of the Canadian dollar compared to the first nine months of last year also resulted in a $2.0 million pre-tax benefit, or a positive net income impact of $1.3 million after income taxes, from translating operating income of Canadian operations at a higher exchange rate than the first nine months of 2004.  In addition, the strengthening Canadian dollar resulted in a $5.6 million foreign currency translation adjustment gain, which increased accumulated other comprehensive income during the first nine months of 2005.  In the first nine months of 2004, the strengthening Canadian dollar resulted in a $5.3 million foreign currency translation adjustment gain, increasing accumulated other comprehensive income.  Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statements of income.

In the first nine months of 2005, interest income was $1.5 million and interest expense was $7.9 million (net interest expense of $6.4 million).  In the first nine months of 2004, interest income was $1.2 million and interest expense was $2.7 million (net interest expense of $1.5 million).  Interest expense exceeded interest income in both 2005 and 2004 due to the additional debt incurred to finance the acquisition of Thomas’ 32% minority interest in GTG, although a significant portion of this debt has been repaid since the acquisition.  Since the acquisition occurred at the close of business on July 31, 2004 and the third quarter of 2004 only included two months of the additional debt, interest expense is higher in the third quarter of 2005.  Interest expense is expected to continue, but at reduced levels as the debt is paid down.  In addition, interest income was higher in the first nine months of 2005 compared to the first nine months of 2004 primarily due to the ineffectiveness of one interest rate swap, which resulted in a gain of $487 thousand.

Minority interest for the first nine months of 2005 represented the 49.5% ownership share of Lumec-Schreder’s results by Schreder SA, a Belgian holding corporation of the Schreder Group.  However, we recently announced an agreement to acquire the 49.5% minority interest owned by Schreder SA, which is expected to close in January 2006, for a cash price of approximately $1.0 million, increasing our interest to 100%.  Minority interest for the first nine months of 2004 primarily represented the 32% ownership share of GTG income by Thomas, which we acquired at the close of business on July 31, 2004.

The effective tax rate was 41.1% for the first nine months of 2005 compared to 38.6% for the first nine months of 2004.  The effective tax rate is significantly higher than last year primarily due to a $3.2 million income tax expense for a foreign earnings repatriation of $60 million.  The American Jobs Creation Act of 2004 created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.

Net income for the first nine months of 2005 was $61.4 million ($2.17 per diluted share), an increase of 62.9% over the first nine months of 2004 net income of $37.7 million ($1.36 per diluted share).  Comparability of net income between years is impacted by two major events – the acquisition of Thomas’ 32% minority interest in GTG in 2004 and additional income tax expense incurred due to the repatriation of $60 million in cash from Canada.  Column (1) in the non-GAAP table below presents the operating results for the first nine months of 2005 on a more comparable basis assuming the cash repatriation did not occur.  Column (2) in the non-GAAP table below presents the operating results of the first nine months of 2004 on an ongoing basis as if Genlyte had acquired the 32% minority interest from Thomas as of the beginning of the period.

	Nine Months Ended
	October 1, 2005	October 2, 2004
	Adjusted (1)	Adjusted (2)
Reported operating profit	$110,624	$81,294
32% minority interest purchase accounting:
One-time inventory and backlog step-up amortization		5,314
Step-up PP&E deprec. and intangibles amortization - 7 months		(2,412)
Adjusted operating profit	110,624	84,196
Reported net interest expense	(6,372)	(1,509)
Interest adjustments for seven months of additional expense		(5,868)
Reported minority interest	8	(18,314)
Minority interest adjustment to add back seven months of GTG		18,429
Adjusted income before income taxes	104,260	76,934
Reported income tax provision	(42,843)	(23,758)
Income tax provision adjustments:
(2004 at 38.6%, after adjustments)		(5,939)
Add back additional tax due from cash repatriation	3,219
Adjusted net income	$64,636	$47,237

Adjusted diluted earnings per share	$2.28	$1.70

Reported net income	$61,417	$37,713

Reported diluted earnings per share	$2.17	$1.36

Columns (1) and (2) in the table on the previous page present the operating results for the first nine months of 2005 on a more comparable basis with the operating results for the first nine months of 2004 by adjusting for one-time events.  Specifically, the expense recorded in the third quarter of 2005 related to the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 is added back to adjusted income before income taxes.  All of the adjustments to the 2004 operating results relate to the acquisition of Thomas’ 32% minority interest in GTG, which was effective at the close of business on July 31, 2004.  Specifically, the one-time amortization of inventory and profit in backlog is added back to operating profit and the additional ongoing depreciation and amortization for the PP&E and intangible asset step-up is deducted from operating profit.  In addition, the actual minority interest related to GTG is added back to operating profit.  Because of the timing of the acquisition noted above, the estimated additional net interest expense due to the increased debt and reduced cash and short-term investments is deducted from income.  Further, the income tax provisions are adjusted at the effective tax rate for the periods based on the adjusted income before income taxes.

Outlook for the Future

Although some of the commercial and industrial construction market sectors are in recovery, the traditional commercial construction business, particularly fluorescent, remains relatively soft, but is forecasted to grow over the next two years.  Some of our primary commercial markets with larger projects - office, retail, and high-end hospitality – have shown early signs of a recovery.  However, the recovery we expected continues to stretch out, and we recognize that lighting is one of the last building materials to be installed in any construction project.  Our outlook for the overall commercial construction markets is a moderate rebound during the next two years.  Residential construction remained relatively strong in the first nine months of 2005, although the potential increase in mortgage interest rates could negatively impact this segment.

We continue to see year-over-year cost increases related to steel, ballasts, and energy.  These increases began to impact our product costs in the second half of 2004 and are expected to continue to impact results through the first half of 2006.  We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by seeking a better product mix with higher value-added products and constantly evaluating our pricing strategies.

In response to realized and potential cost increases, we announced incremental price increases ranging from 5% to 8% effective with May 2004 orders, ranging from 6% to 10% effective with November 2004 orders, and additional price increases ranging from 6% to 10% effective with June 2005 orders.  Price increases are always subject to competitive pressure, and we did not necessarily expect to attain the full amount of the announced increases, but we believe we attained enough of the price increases to offset the majority of the cost increases.  In order to maintain these net sales and margin improvements going forward, we are evaluating another price increase, which may become effective during the fourth quarter of 2005.

Genlyte’s acquisition of the 32% minority interest owned by Thomas in GTG, which was effective the close of business on July 31, 2004, will continue to have a positive impact on our year-to-date 2005 net income. This acquisition had a significant impact on net income in the first nine months of 2005 because of the benefit of eliminating minority interest expense, which is only partially offset by decreased interest income, increased interest expense, and increased depreciation and amortization expense related to the step-up of property, plant, and equipment and intangible assets.

In the third quarter of 2005 we completed the construction of a new 250,000 square foot HID (high intensity discharge) manufacturing plant in San Marcos, Texas, and began the relocation of our Wide-Lite and Gardco divisions into the new facility.  We expect to complete the relocation in the fourth quarter of 2005.  The facility will provide world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time.  During the fourth quarter of 2005, we expect to expense approximately $2.9 million of severance, moving, and plant consolidation expenses relating to the closure of the current Gardco plant in San Leandro, CA and relocating Gardco and Wide-Lite into the new plant in Texas, in addition to $1.4 million in start-up inefficiencies.

The third quarter effective tax rate of 44.4% was significantly higher than last year primarily due to a $3.2 million income tax expense for a foreign earnings repatriation of $60 million in accordance with The American Jobs creation Act of 2004.  However, we expect the effective tax rate for the fourth quarter of 2005 to be approximately 38%, which is consistent with previous quarters.

Foreign currency exchange rates are unpredictable, and we are exposed to foreign currency transaction gains and losses because of our net assets in Canada that are denominated in U.S. dollars.  If the Canadian dollar exchange rate continues to strengthen versus the U.S. dollar, we will continue to realize foreign currency transaction losses, which impact net income.  Conversely, we will realize the benefit of translating sales and income of Canadian operations at higher exchange rates compared to the corresponding period of the preceding year.  In addition, we will record foreign currency translation gains in accumulated other comprehensive income.  If the Canadian dollar weakens, we will realize foreign currency transaction gains.  Also, unless the Canadian dollar weakens substantially, we will continue to realize the benefit of translating sales and income of Canadian operations at higher exchange rates during the fourth quarter compared to the corresponding period of the preceding year.  In addition, we will record foreign currency translation losses in accumulated other comprehensive income.

The ‘Energy Policy Act of 2005,’ which provides tax benefits for energy-efficient interior lighting systems, will hopefully spur demand for our new energy-efficient products and enable us to help our country deal with increasing energy costs.  We believe this energy legislation may have a positive impact on retrofit lighting business in the U.S., and may provide additional business opportunities through 2007.

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

As of October 1, 2005, we were in a net debt position of $130.5 million, compared to a net debt position of $168.9 million as of December 31, 2004 and a net debt position of $230.6 million as of

October 2, 2004.  The level of debt is primarily due to additional debt issued to finance the July 31, 2004 acquisition of Thomas’ 32% minority interest in GTG.  Total debt decreased to $175.6 million at October 1, 2005, compared to $243.7 million at December 31, 2004, while cash, cash equivalents, and short-term investments decreased to $45.1 million at October 1, 2005, compared to $74.9 million at December 31, 2004.  The net decrease in debt, cash, cash equivalents, and short-term investments from year-end primarily resulted from the repatriation of $60 million in foreign earnings in the third quarter of 2005 under the American Jobs Creation Act of 2004, which was used to reduce outstanding debt.

Working capital at October 1, 2005 was $131.3 million, compared to $118.4 million at December 31, 2004.  This increase was primarily due to a $27.0 million increase in accounts receivable, a $6.4 million increase in inventory, and an $8.2 million decrease in short-term debt, which was offset by a 29.7 million decrease is cash, cash equivalents, and short-term investments.  The accounts receivable increase reflects a 9.6% growth in sales for the third quarter of 2005 compared to the fourth quarter of 2004.  Accounts receivable as a percentage of sales is normally at the lowest point of the year at the end of December as accounts receivable dating programs generally become due and collection efforts are heightened.  The inventory increase reflects the current higher level of sales activity compared to the fourth quarter of 2004 and the decrease in short-term debt, cash, cash equivalents, and short-term investments represents the repayment of debt.  The current ratio was 1.4 at both October 1, 2005 and December 31, 2004.

The percentage of total debt to total capital employed was 25.2% for October 1, 2005 and 35.5% for December 31, 2004.  Because of our strong cash flow, we believe this level of debt is manageable.

During the first nine months of 2005, we provided $63.3 million cash from operating activities, compared to $43.2 million during the first nine months of 2004.  The primary reason for the increase relates to the increased net income activity for the first nine months of 2005 compared to last year and.

Cash used in investing activities is comprised primarily of proceeds from sales of short-term investments less purchases of short-term investments and purchases of property, plant and equipment.  In the first nine months of 2005, cash used in investing activities was $14.9 million, primarily due to purchases of plant and equipment and converting short-term investments to cash.  Purchases of plant and equipment in the first nine months of 2005 of $32.4 million were $13.8 million higher than the first nine months of 2004.  The increase in capital spending in the first nine months of 2005 was primarily due to spending on a new HID (high intensity discharge) manufacturing plant in San Marcos, Texas and a plant expansion at our Cornwall, Ontario facility.  Cash used in investing activities in the first nine months of 2004 was $348.6 million, primarily from the acquisition of Thomas’ 32% minority interest in GTG.  We also purchased $18.6 million of property, plant and equipment.  Offsetting these payments were proceeds from converting a net $69.9 million of short-term investments to cash.  In addition, the Company also received $4.6 million of proceeds from the sale of land and building in Barrington, New Jersey; the sale of land and building in Garland, Texas; and the sale of a right-of-way in San Marcos, Texas.

As mentioned above, we invested approximately $23.6 million (of which approximately $16.1 million was spent in the first nine months of 2005) to build and relocate into a new 250,000 square foot HID manufacturing plant in San Marcos, Texas.  The facility will provide world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time.  We have started to relocate our Gardco and Wide-Lite divisions into the new facility, and expect to complete the relocation in the fourth quarter of 2005.  Management does not believe the remaining restructuring costs of $2.9 million, which are expected to be incurred to complete the relocation, and start-up inefficiencies of $1.4 million will materially impact liquidity and sources and uses of capital resources in the fourth quarter of 2005.

Cash used in financing activities during the first nine months of 2005 was $63.2 million, with $112.2 million in payments of short-term and long-term debt, offset by $44.0 million in proceeds from short-term and long-term debt and $5.2 million from the exercise of stock options.  Cash provided by financing activities during the first nine months of 2004 was $280.7 million, primarily from $296.4 million in proceeds from short-term and long-term debt, offset by 17.7 million in payments of long-term debt.  The proceeds from short-term and long-term debt in 2004 were used to finance the acquisition of Thomas’ 32% minority interest in GTG.   In addition, $4.6 million was provided from the exercise of stock options, less a $2.5 million decrease in disbursements outstanding.

Our long-term debt at October 1, 2005 consisted of $80.0 million outstanding from the $100.0 million term loan, $11.0 million in industrial revenue bonds, and $0.3 million in capital leases and other.  Genlyte also has a $180 million U.S. revolving credit facility and a $20 million Canadian revolving credit facility, which had no outstanding borrowings at October 1, 2005.  The revolving credit facilities and the term loan are collateralized by the pledge of 65% of subsidiary stock.  At October 1, 2005, we had $20.2 million in outstanding letters of credit under the U.S. revolving credit facility.  The letters of credit reduce the amount available to borrow and guarantee the industrial revenue bonds as well as insurance reserves. We are in compliance with all of our debt covenants as of October 1, 2005.

Our short-term debt at October 1, 2005 consisted of a U.S. asset backed securitization (“ABS”) agreement for $100 million “on balance sheet” financing, entered into by Genlyte and its wholly owned subsidiary, Genlyte Receivables Corporation, which matures on July 31, 2006 and is renewable for one additional year.  GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity.  As of October 1, 2005, $84.3 million was outstanding under the ABS agreement.  Net trade accounts receivable pledged as collateral for this loan were $177.4 million at October 1, 2005.

To hedge a portion of our exposure to uncertain future cash flows resulting from fluctuations in market interest rates, we entered into three interest rate swap contracts for the first time in August 2004.  Under the terms of these swaps, we receive a LIBOR-based variable interest rate and pay a fixed interest rate of 3.0% on $100 million for two years and 3.4% on $80 million for three years.  However, during the third quarter of 2005, debt reductions resulted in the amount of hedged debt being less than the amount of the interest rate swap contracts.  This resulted in hedge accounting “ineffectiveness” on a $50 million interest rate swap.  Thus, we recorded additional income before taxes of $487 thousand in the third quarter of 2005 on the interest rate hedge that is technically no longer effective per FAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  We do not expect additional debt payments to compromise the effectiveness of the other cash flow hedges.  As a result of the interest rate swaps, we pay a weighted-average fixed interest rate of 4.01% (which includes the interest rate spreads) on $130 million of debt and the remaining debt of $45.6 million is exposed to variable interest rates.  The fair value of the interest rate swap contracts were asset positions of $2,718 and $281 at October 1, 2005 and December 31, 2004, respectively.

Even with current debt levels, we are confident that currently available cash, combined with internally generated funds, will be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the next year.  We continue to seek opportunities to acquire businesses that fit our strategic growth plans.  We believe adequate financing for any such investments will be available through cash on hand, future borrowings, or equity offerings.

The following table summarizes the Company’s contractual obligations at October 1, 2005, which materially changed from those reported at December 31, 2004, and the effect such obligations are expected to have on cash flows and liquidity in future periods (in thousands):

		Payments due by period
		Less than	1 to 3	4 to 5	After
	Total	1 Year	Years	Years	5 Years
Long-term debt	$91,283	$20,172	$40,108	$25,003	$6,000
Interest due on debt	$4,885	$983	$2,138	$1,416	$348

Other

For the first nine months of 2005 and 2004, 17.5% and 16.0%, respectively, of our net sales were generated from operations in Canada.  In addition, we have a production facility in Mexico.  International operations are subject to fluctuations in currency exchange rates.  We monitor our currency exposure in each country, but do not actively hedge or use derivative financial instruments to manage exchange rate risk.  We cannot predict future foreign currency fluctuations, which have and will continue to affect our balance sheet and statement of income.  The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $25.5 million gain as of October 1, 2005.

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

NON-GAAP FINANCIAL INFORMATION

To supplement the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP), we have presented two tables of adjusted operating results which include non-GAAP financial information.  This non-GAAP financial information is provided to enhance the user’s overall understanding of our current financial performance and prospects for the future.  Specifically, management believes the non-GAAP financial information provides useful information to investors by excluding or adjusting certain items of operating results that were unusual and not indicative of our core operating results.  This non-GAAP financial information should be considered in addition to, and not as a substitute for, or superior to, results prepared in accordance with GAAP.  The non-GAAP financial information included herein has been reconciled to the nearest GAAP measure.

FORWARD-LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” and similar expressions are intended to identify such forward-looking statements.  The statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; terrorist activities or war and the effects they may have on our operations or the overall economy; the ability to maintain or increase prices; customer acceptance of new product offerings; ability to sell to targeted markets; the performance of our specialty and niche businesses; availability and cost of steel, aluminum, corrugated packaging, ballasts, and other raw materials; increases in energy and freight costs; workers’ compensation, casualty and group health insurance costs; the efficiency of our new manufacturing facility in San Marcos, TX; the costs and outcomes of various legal proceedings; increases in interest costs arising from an increase in rates; foreign currency exchange rates; changes in tax rates or laws; market response to the Energy Policy Act of 2005; and changes in accounting standards.  We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and component parts, and fluctuations in foreign currency exchange rates in the operation of its business.  Each of these risks is discussed below.

Interest Rate Risk

The Company earns interest income on its cash, cash equivalents, and short-term investments and pays interest expense on its debt.  Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows.  With the significant increase in the Company’s variable rate debt related to the acquisition of Thomas’ 32% minority interest in GTG, the adverse exposure to increasing interest rates increased considerably.  To reduce its exposure, in August 2004, the Company entered into cash flow hedges in the form of three interest rate swaps to provide fixed rate interest of approximately 3.0% on $100 million for two years and 3.4% on $80 million for three years.  However, during the third quarter of 2005, debt reductions resulted in the amount of hedged debt being less than the amount of the interest rate swap contracts.  This resulted in hedge accounting “ineffectiveness” on a $50 million interest rate swap.  Thus, we recorded additional income before taxes of $487 thousand in the third quarter of 2005 on the interest rate hedge that is technically no longer effective per FAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company does not expect additional debt payments to compromise the effectiveness of the other cash flow hedges.  As a result, the Company will now pay a weighted-average fixed interest rate of 4.01% (which includes the interest rate spreads) on $130 million of its total debt.

As of October 1, 2005, approximately $45.6 million of variable rate debt was not hedged.  A one-percentage-point increase in interest rates would result in an annualized increase in interest expense of approximately $456 thousand, with an impact of $280 thousand on net income.  This would be completely offset by additional interest income earned on cash, cash equivalents, and short-term investments.

Raw Material Price Risk

The Company purchases large quantities of raw materials and components — mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons.  The Company’s operating results could be affected by the availability and price fluctuations of these materials.  The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier.  No consequential supply problems have been encountered in recent years.  Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors.  For the three and nine months ended October 1, 2005, the raw material component of cost of goods sold subject to price risk was $157.4 million and $457.7 million, respectively.  The Company does not actively hedge or use derivative instruments to manage its risk in this area.  The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases.  The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time.  During the second half of 2004 and the first nine months of 2005, prices for steel, aluminum, ballasts, and corrugated cartons rose sharply.  In response to the rising material prices, the Company announced price increases ranging from 5% to 8%, depending on the product, effective with May 2004 orders, ranging from 6% to 10% effective with November 2004 orders, and additional price increases ranging from 6% to 10% on selected products, effective with June 2005 orders.  The Company achieved approximately 5% to 6% of the price increases, and management believes this fully offset the raw material cost increases for the same period.  However, because of continued raw material cost increases, the Company is evaluating another price increase effective for the fourth quarter of 2005.

Foreign Currency Exchange Rate Risk

For the first nine months of 2005, 17.5% of the Company’s net sales were generated from operations in Canada.  A significant amount of these products were manufactured in Canada and sold to U.S. customers.  The Company’s Canadian operations also purchase materials from U.S. vendors.  As a result, Canadian operations have cash, cash equivalent, accounts receivable, and accounts payable balances denominated in U.S. dollars.  Translation of these balances to the operations’ functional currency, the Canadian dollar, results in foreign currency transaction gains and losses, which are recorded in selling and administrative expenses. When Canadian assets denominated in U.S. dollars exceed Canadian liabilities denominated in U.S. dollars (the Company’s current situation) and the Canadian dollar strengthens versus the U.S. dollar, the Company recognizes foreign currency transaction losses. When the Canadian dollar weakens versus the U.S. dollar, the Company recognizes foreign currency transaction gains.  If the Company’s Canadian liabilities denominated in U.S. dollars exceeded Canadian assets denominated in U.S. dollars, the opposite would occur.  Because of the strengthening Canadian dollar from year-end 2004, the Company recognized losses of $1.6 million ($1.1 million after income taxes) during the first nine months of 2005.  The Company does not actively hedge or use derivative instruments to manage risk in this area.

As of October 1, 2005, a significant amount of the Company’s net assets were at Canadian operations.  The Company also had a minimal amount of net assets at Mexican operations.  The translation of these net assets from the operations’ functional currency, the Canadian dollar or the Mexican peso, to the Company’s reporting currency, U.S. dollars, results in foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income.  The Company’s foreign currency translation adjustment was a gain of $5.6 million for the first nine months of 2005.  The Company does not use derivative instruments to hedge its foreign currency risk of net investments in foreign operations.

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

As of the end of the second quarter of 2005, management believes that the Company had taken steps necessary to remediate the material weakness described above.  Specifically, the Company established policies and implemented procedures to: (i) enhance controls over the accounting for and review and approval of certain financial statement accounts requiring a high degree of judgment and estimates by senior Division and Corporate management;  (ii) restrict users with financial accounting and reporting responsibilities from having unrestricted access to financial applications and data related to the general ledger and the unrestricted ability to initiate journal entries without review and approval; and (iii) ensure adequate controls over the selection and application of generally accepted accounting principles related to non-routine, complex transactions including the calculations of goodwill impairment and business combinations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit 31.1 – CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of November 10, 2005 by the undersigned thereunto duly authorized.

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