Form 10-K
period 2005-12-31
GENLYTE GROUP INC
filed 2006-03-13
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Commission file number: 0-16960
________________
THE GENLYTE GROUP INCORPORATED
10350 ORMSBY PARK PLACE, SUITE 601
LOUISVILLE, KY 40223
(502) 420-9500

Incorporated in Delaware	I.R.S. Employer
Identification No. 22-2584333
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ National Market System
Preferred Stock Purchase Rights	NASDAQ National Market System

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☒ Yes ☐ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☒ No
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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☒ No

Aggregate market value of common stock held by non-affiliates on July 2, 2005: $1,332,945,408.

Number of shares of common stock outstanding as of March 1, 2006: 28,049,241.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2006.	Part III

THE GENLYTE GROUP INCORPORATED
2005 FORM 10-K

PART I
ITEM 1. BUSINESS
The Genlyte Group Incorporated (“Genlyte”) was incorporated in the State of Delaware in 1985 as a wholly-owned subsidiary of Bairnco Corporation. In 1988 Genlyte was spun off from Bairnco Corporation and became an independent public company.

On August 30, 1998, Genlyte and Thomas Industries Inc. (“Thomas”) completed the combination of the business of Genlyte with the lighting business of Thomas (“Thomas Lighting”), in the form of a limited liability company named Genlyte Thomas Group LLC (“GTG”). Genlyte contributed substantially all of its assets and liabilities to GTG and received a 68% interest in GTG. Thomas contributed substantially all of the assets and certain related liabilities of Thomas Lighting and received a 32% interest in GTG. For more information regarding the formation of GTG, see note (3) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

As of the close of business on July 31, 2004, Genlyte, through its wholly-owned subsidiaries, acquired the 32% minority interest owned by Thomas in GTG. The transaction was structured as an asset purchase of various interests owned by Thomas and certain of its subsidiary entities. The purchase price was determined through arm’s length negotiations between Genlyte and Thomas. For more information regarding the acquisition of the 32% minority interest in GTG, see note (4) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

Throughout this report on Form 10-K, the term “Company” as used herein refers to The Genlyte Group Incorporated, including the consolidation of Genlyte, GTG, and all subsidiaries.

The Company designs, manufactures, markets, and sells lighting fixtures, controls, and related products for a wide variety of applications in the commercial, residential, and industrial markets in North America. The Company operates in these three segments through the following divisions: Capri/Omega, Chloride Systems, Controls, Day-Brite, Gardco, Hadco, Lightolier, Shakespeare Composite Structures, Supply, Thomas Residential, and Wide-Lite in the United States, and Canlyte, Ledalite, Lumec, and Thomas Lighting Canada in Canada. The Company markets its products under the following brand names:

In the U.S. --
Bronzelite, Capri/Omega, Chloride Systems, Crescent, Day-Brite, Entertainment Technology, ExceLine, Forecast, Gardco, Hadco, Ledalite, Lightolier, Lightolier Controls, Lumec, Shakespeare Composite Structures, Stonco, Thomas Lighting, Translite Sonoma, USS Manufacturing, Vari-Lite, and Wide-Lite.

In Canada --	All of the above plus Canlyte and Thomas Lighting Canada.

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

Part of the Company’s strategy is to strengthen its product lines and profitably grow sales through the acquisition of other lighting companies. A description of recent acquisitions is contained in note (4) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

Financial Information About Industry Segments
Financial information about the Company’s industry segments for the last three fiscal years is set forth in note (23) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

Products and Distribution
The Company designs, manufactures, markets, and sells the following types of products:

Incandescent, fluorescent, LED, and HID lighting fixtures; lighting controls; poles; and accessories for commercial, residential, industrial, institutional, medical, entertainment, hospitality, and sports markets, and task lighting for all markets.

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

Raw Materials Sources and Availability
The Company purchases large quantities of raw materials and components -- mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons -- from multiple sources. No significant supply problems have been encountered in recent years. Relationships with vendors have been satisfactory. Even though the industry has experienced significant cost increases relating to raw materials, the Company successfully procured adequate supplies of raw materials and initiated price increases for its products which more than offset a portion of the increased costs.

Patents and Trademarks
The Company has over 500 United States and foreign mechanical patents, design patents, and registered trademarks. The Company maintains such protections by periodic renewal of trademarks and payments of maintenance fees for issued patents. The Company vigorously enforces its intellectual property rights. The Company does not believe that a loss or expiration of any presently held patent or trademark is likely to materially impact its business.

Seasonal Effects on Business
There are no predictable significant seasonal effects on the Company’s results of operations.

Working Capital
The Company’s terms of collection vary but are generally consistent with lighting industry practices, including programs to extend terms beyond 30 days. The Company attempts to keep inventory levels at the minimum required to satisfy customer requirements. The Residential segment, as well as the commodity-type products in the Commercial and Industrial and Other segments, generally requires substantial quantities of finished goods to satisfy quick shipment of customer orders. Other products that are made to order require less finished goods but more raw material and component inventories.

Backlog
Backlog was $95,373,000 as of December 31, 2005; $87,540,000 as of December 31, 2004; and $87,304,000 as of December 31, 2003. The Company expects to ship substantially the entire backlog at December 31, 2005 in 2006.

Competition
The Company estimates the North American lighting market to consist of approximately $8.0 billion of annual revenues. The industry is very mature, and although it contains a few large companies, no single company is truly dominant. The Company believes its sales make it one of the three highest-selling lighting fixture manufacturers in North America, along with the lighting equipment segment of Acuity Brands, Inc. (better known as Lithonia) and Cooper Industries, whose lighting fixture sales are included in its electrical products segment. However, the lighting industry is highly fragmented, with markets served by many international, national, and regional companies.

The Company’s products span major market segments in the lighting industry and therefore compete in a number of different markets with numerous competitors for each type of fixture. The principal measures of competition in indoor and outdoor fixtures are price, service (delivery), design, innovation, and product quality and performance. Certain commodity-type products compete more on price, delivery, and quality. More differentiated products compete on design, innovation, and product performance, including energy efficiency. The Company strives to compete in all of these measures of competition and seeks to differentiate itself through innovation and energy efficiency.

Research and Development
The Company continues to develop new products that provide innovative lighting solutions to meet the needs of its customers. Costs incurred for research and development activities, as determined in accordance with accounting principles generally accepted in the United States, were $11,459,000, $11,497,000; and $10,343,000 during 2005, 2004, and 2003, respectively.

Environmental Regulations
The Company’s operations are subject to Federal, state, local, and foreign laws and regulations enacted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The Company had established reserves of $3,257,000 and $3,336,000 at December 31, 2005 and 2004, respectively, that relate to estimated environmental remediation plans at several company facilities. Management believes these reserves to be sufficient to cover the Company’s estimated environmental liabilities at that time; however, management continually evaluates the adequacy of those reserves, and they could change. Management does not anticipate that compliance with current environmental laws and regulations will materially affect the Company’s capital expenditures, results of operations, or competitive position in 2006.

Employees
At December 31, 2005, the Company employed 3,175 union and nonunion production workers and 2,310 engineering, administrative, and sales personnel, for a total of 5,485 employees. Several of the collective bargaining agreements, covering 808 employees, which is 34.7% of the union employees and 14.7% of the total employees, expire in 2006. Relationships with unions are satisfactory. Expiration and re-negotiation of collective bargaining agreements is not expected to significantly impact 2006 production or results of operations.

International Operations
The Company has international operations in Canada and Mexico. Financial information about the Company’s operations by geographical area for the last three fiscal years is set forth in note (24) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.” Management generally believes there are no substantial differences in business risks with these international operations compared with domestic operations, except the Company is subject to different economic uncertainties in its foreign operations and is subject to foreign currency exchange rate fluctuations.

Disclosure Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information in Items 1, 2, 3, 5, 7 and 8 of this report on Form 10-K includes information that is forward-looking. The matters referred to in such information could be affected by the risks and uncertainties involved in the Company’s business. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; terrorist activities or war and the effects they may have on the Company’s operations or the overall economy; the ability to maintain or increase prices; customer acceptance of new product offerings; ability to sell to targeted markets; the performance of the Company’s specialty and niche businesses; availability and cost of steel, aluminum, corrugated packaging, ballasts, and other raw materials; increases in energy and freight costs; workers’ compensation, casualty and group health insurance costs; the efficiency of the Company’s new manufacturing facility in San Marcos, TX; the costs and outcomes of various legal proceedings; increases in interest costs arising from an increase in rates; foreign currency exchange rates; changes in tax rates or laws; market response to the Energy Policy Act of 2005; and changes in accounting standards. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, M.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, since the Company is an electronic filer, reports, proxy, information statements, and other statements regarding the Company can be obtained on the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS
The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause the Company’s actual results to vary materially from recent results or from anticipated future results.

The Highly Competitive Nature of the Lighting Business

The Company’s products span major market segments in the lighting industry, competing in a number of different markets with numerous competitors for each type of fixture. The principal measures of competition in indoor and outdoor fixtures are price, service (delivery), design, innovation, and product quality and performance. Certain commodity-type products compete more on price, delivery, and quality. More differentiated products compete on design, innovation, and product performance, including energy efficiency. Some of the Company's competitors may be able to drive down prices for its products because the competitors' costs are lower. In addition, some of the Company's competitors' financial, technological and other resources may be greater than Genlyte's resources, and such competitors may be better able to withstand changes in market conditions. The Company's competitors may respond more quickly to new or emerging technologies and changes in customer requirements. Further, consolidation of the Company's competitors in any of the markets in which it competes may result in reduced demand for the Company's products. In addition, in some of the Company’s businesses, new competitors could emerge by modifying existing production facilities to manufacture products that directly compete with the Company's products. The occurrence of any of these events could significantly impact results of operations.

The Overall Strength or Weakness of Construction Activity, and the Commercial, Residential, and Industrial Lighting Markets

The Company’s sales, like those of the lighting fixture industry in general, depend significantly on the level of activity in new construction and remodeling. Because the Company does not principally sell directly to the end-user of its products, management cannot determine precisely the percentage of revenues derived from the sale of products installed in each type of building or the percentage of products sold for new construction versus remodeling. However, a significant fluctuation in commercial construction activity could significantly impact results of operations.

The commercial market is sensitive to changes in office vacancy rates, interest rates, as well as overall demand for retail, healthcare, school, hospitality, and entertainment facilities. The residential market is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, consumer price index, housing starts, availability of financing and interest rate levels. The industrial market is sensitive to changes in gross domestic product, capacity utilization rates, factory operating rates, producer price index and available warehouse space. Adverse changes in any of these conditions generally, or in the market regions where the Company operates, could significantly impact results of operations.

Customer Acceptance of New Product Offerings

The Company is committed to product innovation, with a goal to generate 30% of annual sales from new products released within the past three years. The Company estimates that approximately 32% of its net sales for 2005 were from new products released within the past three years and finds that its most profitable divisions achieve or come very close to the 30% goal.

Development of new products for targeted markets requires the Company to develop or otherwise leverage leading technologies in a cost-effective and timely manner. Failure to meet these changing demands could result in a loss of competitive position and seriously impact future revenues.  Products or technologies developed by others may render the Company’s products or technologies obsolete or noncompetitive. A fundamental shift in technologies in key product markets could have a material adverse effect on the Company’s competitive position within the industry.

The Availability and Cost of Raw Materials and the Ability to Maintain or Increase Prices

The Company purchases large quantities of raw materials and components -- mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons. Materials comprise the largest component of costs, representing over 70% of the cost of sales in 2005. Further increases in the price of these items could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases to customers, the Company may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind the incurrence of higher costs.

The Costs and Outcomes of Various Legal Proceedings

The Company’s results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted. As required by accounting principles generally accepted in the U.S. (GAAP), the Company estimates loss contingencies and establishes reserves based on its assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known at a particular point in time. Subsequent developments in legal proceedings may affect the Company’s assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in the financial statements and could result in an adverse effect on results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a further description of legal proceedings, see Item 3 “Legal Proceedings.”

Integrating Future Acquisitions into Existing Operations

The Company seeks to grow through strategic acquisitions. In the past several years, the Company made various acquisitions and entered into joint venture arrangements intended to complement and expand its businesses, and may continue to do so in the future. The success of these transactions depends on the Company’s successful integration of assets and personnel, application of its internal controls processes, and cooperation with its strategic partners. The Company may encounter difficulties in integrating acquisitions with its operations, and in managing strategic investments. Furthermore, the Company may not realize the degree, or timing, of anticipated benefits when entering into a transaction. Any of the foregoing could adversely affect the Company’s business and results of operations.

The Loss of Key Personnel

The Company’s future success depends on the ability to attract and retain highly skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of senior management. The Company’s management philosophy of cost-control results in a very lean workforce, and the commitment to decentralized operations (discussed further below) also places greater emphasis on the strength of local management. Future success of the Company will depend on, among other factors, the ability to attract and retain other qualified personnel, particularly management, research and development engineers and technical sales professionals. The loss of the services of any key employees or the failure to attract or retain other qualified personnel, domestically or abroad, could have a material adverse effect on the Company’s results of operations.

Decentralized Operations

The Company is relatively decentralized in comparison with its peers. While management believes this practice has catalyzed growth and enabled the Company to remain responsive to opportunities and to customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This means that “company-wide” business initiatives, such as implementation of adequate internal controls over financial reporting, are often more challenging to implement than they would be in a more centralized environment. Depending on the nature of the initiative in question, such failure could adversely affect financial condition or results of operations.

Significant Union Workforce

As of December 31, 2005, approximately 73% of the Company’s production workforce was comprised of union employees. Several of the collective bargaining agreements, covering approximately 25% of production workers, will expire in 2006. Although the Company believes its relations with unionized employees are generally good, the Company is subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union negotiations. If the Company is unable to reach agreement with any of its unionized work groups on the amended terms of their collective bargaining agreements, the Company may be subject to work interruptions and/or stoppages. Any sustained work stoppages could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

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

	24 Owned Facilities	56 Leased Facilities	80 Combined Facilities
Nature of Facilities	Total Square Feet	Total Square Feet	Total Square Feet
Manufacturing Plants	2,288,050	398,982	2,687,032
Warehouses	999,470	441,780	1,441,250
Administrative Offices	322,973	125,690	448,663
Sales Offices	85,700	139,634	225,334
Other	142,608	66,009	208,617
Total	3,838,801	1,172,095	5,010,896

While management believes the Company’s facilities are generally adequate, the Company is currently, and will continue, reorganizing manufacturing and distribution facilities to more efficiently utilize capacity. The Company has additional capacity available at some of its manufacturing facilities, and consolidating activities have and will continue to occur. For example, the Company recently consolidated its San Leandro, California and San Marcos, Texas manufacturing facilities into a newly constructed HID manufacturing facility in San Marcos. The overall strategy is to focus each facility on its core competency.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is a plaintiff in various lawsuits and is also subject to various legal claims arising in the normal course of business, as a defendant and/or a potentially responsible party in patent, trademark, product liability, environmental and contract claims and litigation. Based on information currently available, it is the opinion of management that the ultimate resolution of all pending and threatened claims against the Company will not have a material adverse effect on the financial condition or results of operations of the Company.

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
No matters were submitted to a vote of the stockholders during the fourth quarter of 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Genlyte’s common stock is traded on the NASDAQ National Market System under the symbol “GLYT.” Data regarding market prices of Genlyte’s common stock are included in note (25) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

(b)	The number of common equity security holders is as follows:
	Title of Class	Number of Holders of Record as of Year-end 2005
	Common Stock, par value $.0l per share	10,121

(c)
The Company has never paid a cash dividend on its common stock and does not expect to pay cash dividends on its common stock in the foreseeable future. This is not because of dividend restrictions, but because management believes the stockholders are better served if all of the Company’s earnings are retained for expansion of the business. The Company did not repurchase any of the shares of its common stock during its fiscal year ended December 31, 2005. Information concerning Preferred Stock Purchase Rights is included in note (21) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

(d)	The following table gives information as of December 31, 2005 about equity awards under the Company’s stock option plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding those Currently Outstanding)
Equity compensation plans approved by security holders	2,029,440	$ 26.63	1,531,327
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,029,440	$ 26.63	1,531,327

The Company’s only equity compensation plans are its 1998 and 2003 stock option plans, both of which were approved by the security holders.

ITEM 6. SELECTED FINANCIAL DATA
The information set forth below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”
(Dollars in thousands, except per share data.)

	2005	2004	2003	2002	2001
Summary of Operations
Net sales	$1,252,194	1,179,069	1,033,899	970,304	985,176
Gross profit	$466,221	418,131	362,577	339,871	348,594
Operating profit	$149,342	116,818	108,252	96,418	92,687
Interest expense (income), net	$8,024	3,937	(324)	213	3,347
Minority interest (1)	$91	18,354	32,594	29,245	27,105
Income before income taxes	$141,227	94,527	75,982	66,960	62,235
Income tax provision	$56,383	36,274	29,633	25,840	24,895
Net income (2)	$84,844	58,253	46,349	41,120	37,340
Return on:
Net sales	6.8%	4.9%	4.5%	4.2%	3.8%
Average stockholders’ equity	17.2%	14.6%	14.2%	14.8%	15.2%
Average capital employed	12.1%	11.0%	13.2%	13.0%	12.5%

Year-End Position
Working capital (3,7)	$151,266	100,749	293,192	241,563	185,635
Net property, plant and equipment	$166,077	153,474	111,624	107,576	110,447
Total assets	$989,906	948,064	755,520	674,207	619,856
Long-term debt (3)	$86,232	151,231	11,474	37,128	40,273
Stockholders’ equity	$545,612	442,988	357,368	293,985	262,565
Total capital employed (3,8)	$711,984	686,708	368,842	331,113	302,838

Per Share Data
Net income:
Basic (6)	$3.06	2.14	1.72	1.52	1.40
Diluted (6)	$2.99	2.10	1.70	1.50	1.39
Stockholders’ equity per average
diluted share outstanding (6,9)	$19.23	15.95	13.14	10.75	9.74
Market range:
High (6)	$56.16	43.63	30.28	22.50	17.47
Low (6)	$39.38	25.51	13.48	14.31	11.69

Other Data
Orders on hand	$95,373	87,540	87,304	88,451	94,989
Depreciation and amortization	$29,166	28,069	24,207	23,169	28,172
Capital expenditures	$39,423	26,620	17,559	18,912	20,250
Average diluted shares outstanding (4,6)	28,366	27,769	27,194	27,336	26,950
Current ratio (10)	1.5	1.3	2.7	2.5	2.2
Interest coverage ratio (3,5)	14.8	18.2	83.3	46.4	17.2
Debt to total capital employed (3)	23.4%	35.5%	3.1%	11.2%	13.3%
Average number of employees	5,495	5,445	5,119	5,018	5,331
Average sales per employee	$228	217	202	193	185

(1) Minority interest expense in 2005 was $18,263 less than 2004, which was $14,240 less than 2003, primarily due to the Company’s acquisition of Thomas’ 32% minority interest in GTG at the close of business on July 31, 2004. The only minority interest in 2005 related to the 49.5% ownership share of Lumec-Schreder’s results by Schreder SA, a Belgian holding corporation of the Schreder Group, which was acquired on January 1, 2006.
(2) Prior to the adoption of SFAS No. 142 in 2002, the Company’s amortization of goodwill reduced net income by $3,184 in 2001.
(3) As a result of the Company’s acquisition of Thomas’s 32% minority interest in GTG, which occurred at the close of business July 31, 2004; cash, cash equivalents, and short-term investments decreased by $77,763; short-term debt and current maturities of long-term debt increased by $112,407; long-term debt increased by $119,839.
(4) Amounts are in thousands, including incremental common shares issuable under stock option plans.
(5) The interest coverage ratio is defined as income before income taxes and interest expense, divided by actual interest expense for the year.

(6)	Common shares were adjusted for the two-for-one stock split which was payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005.
(7)	Working capital is defined as current assets minus current liabilities.
(8)	Total capital employed is defined as total debt plus total stockholders’ equity.
(9)	Stockholder’s equity per average diluted share outstanding is defined as total stockholders’ equity divided by average diluted shares outstanding.
(10)	The current ratio is defined as current assets divided by current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative on our results of operations, financial condition, liquidity, outlook for the future, and critical accounting policies. We believe it is useful to read our MD&A in conjunction with Item 8 “Financial Statements and Supplementary Data,” as well as our reports on Forms 10-Q and 8-K and other publicly available information.

Overview

The Genlyte Group Incorporated holds a 100% interest in Genlyte Thomas Group LLC. We consider ourselves one of the three largest manufacturers of lighting fixtures in the world, and the largest company in the world devoted exclusively to selling lighting fixtures, controls, and related products. We currently estimate that we have a 16% share of the North American lighting market, which we estimate to be approximately $8.0 billion. In addition, we consider ourselves to have a more dominant position in Canada, with an approximate 34% share of the $600 million market. We participate primarily in the commercial market, but also have a considerable position in the residential and industrial markets.

We sell products under 23 widely recognized and respected brand names. Part of our strategy is to take advantage of brand name recognition and focus our brands on specific markets, market channels or product competencies. We have a goal to be one of the top two lighting companies in each of our major markets. We sell primarily through wholesale electrical distributors - mostly independent distributors and selective relationships with national accounts - using multiple sales forces of direct sales employees and independent sales representatives to maximize market coverage.

We are committed to product innovation. Our goal is to generate 30% of annual sales from new products released within the past three years. We estimate that approximately 32% of our net sales for 2005 were from new products released within the past three years and find that our most profitable divisions achieve or come very close to the 30% goal. During 2005, we released over 7,000 new products, over 400 new product families, and released 86 new customer catalogs and brochures. In addition, we are committed to growth through market share penetration and strategic acquisitions. We seek a goal to grow our business at least 10% each year - 5% through internal growth (new products and markets) and 5% through strategic acquisitions. Since the formation of GTG in 1998, we have acquired eight companies, in addition to Thomas’ 32% minority interest in GTG. However, we did not acquire any new companies in 2005.

We operate primarily in the commercial lighting markets, with 73.4% of our 2005 net sales coming from the Commercial segment. In spite of the traditional commercial construction markets remaining somewhat soft during 2005, our total net sales grew by 6.2% compared to 2004. All three of our segments enjoyed solid sales growth, with increases of 5.1% in the Commercial segment, 8.2% in the Residential segment, and 11.1% in the Industrial and Other segment.

Even though the cost of steel has leveled off, we continue to see year-over-year cost increases related to aluminum, copper, and energy. These increases began to impact our product costs in the second half of 2004, continued to have a significant impact in 2005, and are expected to continue to impact results in 2006. We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by seeking a better product mix with higher value-added products and constantly evaluating our pricing strategies.

In response to realized and potential cost increases, we announced incremental price increases effective with May 2004, November 2004, and June 2005 orders. We are encouraged by the success of our new product and pricing strategies, which help protect our margins. Specifically, our ongoing industry leadership in product development and excellence in the order and quotation process further boosts the success of our price increases. As a result, our 2005 gross margin increased to 37.2% compared to 35.5% last year and the operating profit margin increased during 2005 to 11.9% from 9.9% last year. We estimate an overall 5% price increase was achieved, which accounts for the majority of the increase in net sales and margins from the previous year. We did not necessarily expect to attain the full amount of the announced price increases due to competitive pressures, but we believe that holding a significant portion of the price increases contributed to our successful year in 2005. In order to maintain these net sales and margin improvements going forward, we are evaluating another price increase during 2006.

In addition, cost containment actions such as the recent consolidation of our San Leandro, California and San Marcos, Texas manufacturing facilities into an entirely new manufacturing facility in San Marcos will enable continuous cost and quality improvements. We also recently completed automation and expansion projects at our facilities in Massachusetts, Mississippi, South Carolina, and Ontario. We elected to reinforce our efficient North American production capabilities, which include 26 factories accounting for over 80% of our total production, because of our dedication to superior customer service for our make-to-order specification business.

Although some of the commercial and industrial construction market sectors continue to recover, the traditional commercial construction business remains somewhat soft, particularly the indoor fluorescent business, but is forecasted to grow over the next two years. The recovery we expected continues to stretch out, and lighting is one of the last building materials to be installed in any construction project. We have lost some volume in our effort to maintain the recently announced price increases, especially in the indoor fluorescent business. A few large accounts were lost, as some customers migrated to online reverse auctions and multi-year bid projects with price reductions, in which we choose not to participate. However, we do not feel the loss of some volume in this low margin business will materially impact our results of operations.

The strong residential construction market, which has been a significant force for us the past two to three years, leads to increased activity in smaller commercial projects such as strip shopping malls, small hotels, restaurants, banks, etc. However, the residential market is predicted to slow in the first half of 2006 in response to mortgage interest rate increases. In spite of the potential for a slowing residential market, we expect 2006 sales to continue at or to exceed the 2005 levels due to our focus on new product developments and developing new markets and opportunities for growth.

The results for 2005 were impacted by some notable items. Due to the strengthening of the Canadian dollar, we recorded a $1.6 million currency transaction loss, which was recorded in selling and administrative expenses. In addition, we incurred $1.2 million of selling and administrative expenses related to the San Marcos employee relocation, plant consolidation, and severance pay. We also recorded $2.8 million in incremental income tax expense to repatriate $60 million in foreign earnings. The American Jobs Creation Act of 2004 created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.

On April 28, 2005, Genlyte’s Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005. In order to facilitate the stock split, Genlyte filed with the Delaware Secretary of State a Certificate of Amendment to its Restated Certificate of Incorporation (“the Restated Certificate”), amending Article “Fourth” of the Restated Certificate, increasing the authorized shares of Genlyte’s common stock (par value $.01) from 30,000,000 to 100,000,000, with such amendment effective as of April 28, 2005. All per share amounts were adjusted for the 100% stock dividend.

Genlyte’s acquisition of the 32% minority interest owned by Thomas in GTG, which was effective at the close of business on July 31, 2004, had a significant impact on Genlyte’s financial condition, results of operations, and liquidity. The acquisition decreased cash and short-term investments approximately $89 million and increased debt approximately $313 million, virtually eliminated the liability for minority interest, and resulted in increased values for inventory, property, plant, and equipment, intangible assets, and goodwill. The acquisition had a significant favorable impact on net income in 2005 because the elimination of minority interest expense exceeded the decreased interest income, increased interest expense, and increased depreciation and amortization expense related to the step-up of property, plant, and equipment and additional intangible assets to fair value.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales for 2005 were $1,252.2 million, increasing by $73.1 million, or 6.2% from 2004 net sales of $1,179.1 million. The realization of previously announced price increases and the continued strength of the residential market contributed to this increase. The year-over-year improvement during 2005 was negatively impacted by the surge of volume during 2004, when sales increased 14.0% over prior year, in anticipation of the announced May and November 2004 price increases. Net sales for the Commercial segment increased by 5.1%, the Residential segment increased by 8.2%, and the Industrial and Other segment increased by 11.1%. Acquisitions did not impact the 2005 sales improvements.

We initiated price increases ranging by product from 5% to 8% effective with May 2004 orders, ranging from 6% to 10% effective with November 2004 orders, and additional price increases ranging from 6% to 10% effective with June 2005 orders. Overall, we believe the majority of the 6.2% net sales increase during 2005 was related to the price increases, with volume remaining relatively flat. The traditional volume and price sales analysis in the lighting industry is very difficult to calculate due to product mix which includes thousands of different products and multiple variations on most products. Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

Our residential, industrial, and entertainment lighting product sales were relatively strong during 2005; however, certain parts of our business such as the commercial indoor fluorescent remain relatively soft. Pricing for the indoor fluorescent products remains very competitive. We announced a 10% price increase in November 2004 and June 2005 covering fluorescent products. Although we did not achieve the full 10% price increase, the pricing in the indoor fluorescent business improved by approximately 5%, which covered our cost increases. Clearly our operating profit during 2005 would have suffered had we not refused to participate in lower margin business such as on-line auctions and multi-year bid projects with price reductions.

Net sales for Canadian operations increased 14.3%, while net sales for U.S. operations increased 4.6% compared to 2004. The increases in Canada were primarily due to a combination of price increases, new product offerings, and the strength of the Canadian economy. The stronger Canadian dollar during 2005 compared to 2004 increased U.S. dollar sales of Canadian operations by $14.3 million, or 7.3%. If the exchange rate had remained constant, net sales of Canadian operations would have increased 7.0%. The increase for U.S. operations was primarily due to a combination of the price increases, new product offerings, and the continued strength of our residential lighting products. However, net sales for 2005 were negatively impacted by start-up inefficiencies at our Gardco and Wide-Lite divisions, which recently relocated into a new manufacturing facility in San Marcos, Texas.

We operate primarily in the commercial lighting markets, with 73.4% of our 2005 net sales coming from the Commercial segment. However, this percentage is slightly down from 74.2% in 2004 mostly attributable to the start-up inefficiencies at our Gardco division and lost volume on commodity fluorescent products due to our refusal to participate in low margin business. Net sales of $919.5 million for the Commercial segment in 2005 increased 5.1% from 2004 net sales of $875.3 million. If the Canadian exchange rate had remained constant, and Commercial segment net sales had received no benefit from currency translation, net sales would have only increased $32.4 million, or 3.7%.

Residential segment net sales of $178.8 million in 2005 represented 14.3% of total Company net sales compared to $165.2 million in 2004, or 14.0% of total Company net sales. The segment’s strategy has been to reduce emphasis in the do-it-yourself business and concentrate on higher margin business. Since the residential construction market has remained one of the stronger areas of the U.S. economy, net sales in this segment increased 8.2% from 2004. If the Canadian exchange rate had remained constant, and Residential segment net sales had received no benefit from currency translation, net sales would have increased 7.6%.

The Industrial and Other segment accounts for all remaining net sales and increased as a percentage of total Company net sales: 12.3% in 2005 versus 11.8% in 2004. Net sales of $153.9 million for the Industrial and Other segment in 2005 increased 11.1% from 2004 net sales of $138.5 million. If the Canadian exchange rate had remained constant and Industrial and Other segment net sales had received no benefit from currency translation, net sales would have increased 10.0%. The sales improvement in the Industrial and Other segment came primarily from our Canadian divisions, which experienced an increase in manufacturing and warehouse construction and renovation projects.

Cost of sales during 2005 was 62.8% of net sales, compared to 64.5% during 2004. Even though the market has experienced significant increases in the cost of aluminum, copper, and energy, we have successfully improved our gross margin percentage to 37.2% during 2005, compared to 35.5% during 2004. The increase in gross margin is primarily attributed to the price increases previously discussed. In addition, the product mix of higher value-added products and our de-emphasis of lower margin business strengthened overall margins. In order to maintain the gross margin improvements going into 2006, additional price increases are under consideration.

Selling and administrative expenses during 2005 were 25.1% of net sales, compared to 25.2% during 2004. During 2005 we recognized operating expenses related to the San Marcos, Texas employee relocation, plant consolidation, and severance of $1.2 million. Legal expenses were $3.6 million during 2005 compared to the $10.5 million for 2004. The large legal expenses in 2004 were a result of our unsuccessful pursuit of a patent infringement lawsuit that went to trial in 2004. Further, currency transaction losses of $1.6 million and $2.3 million during 2005 and 2004, respectively, are included in selling and administrative expenses. Gains and (losses) on sales or disposals of property, plant, and equipment, which were $(705) thousand and $1.8 million during 2005 and 2004, respectively, are also included therein. Excluding these four items from both years, selling and administrative expenses as a percentage of net sales would have been 24.5% and 24.3% during 2005 and 2004, respectively.

As mentioned above, during 2005, we recorded a $1.6 million net loss in selling and administrative expenses, or $1.1 million after income taxes, related to foreign currency transaction gains and losses primarily on Canadian division cash, accounts receivable, and accounts payable balances denominated in U.S. dollars. In a period of a strengthening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction losses. The opposite would occur in a period of a weakening Canadian dollar. During 2005, because our Canadian operations have net assets denominated in U.S. dollars, and the Canadian dollar strengthened, we recorded a net loss. During 2004, we recorded a net loss of $2.3 million, or $1.3 million after minority interest and income taxes. We do not hedge this activity with derivative financial instruments and therefore are exposed to future gains or losses based on levels of cash, accounts receivable and accounts payable denominated in U.S. dollars at Canadian operations and the fluctuation of the Canadian dollar exchange rates.

While we recorded a $1.6 million net loss because of the Canadian dollar strengthening during 2005, the strength of the Canadian dollar compared to last year also resulted in a $2.2 million pre-tax benefit, or a positive net income impact of $1.4 million after income taxes, from translating operating income of Canadian operations at a higher exchange rate than 2004. In addition, the strengthening Canadian dollar resulted in a $5.7 million foreign currency translation adjustment gain, which increased accumulated other comprehensive income during 2005. During 2004, the strengthening Canadian dollar resulted in a $12.3 million foreign currency translation adjustment gain, increasing accumulated other comprehensive income. Other comprehensive income is reflected in stockholders’ equity in the balance sheets and is not reflected in results of operations in the statements of income.

During 2005, interest expense was $10.2 million and interest income was $2.2 million (net interest expense of $8.0 million). During 2004, interest expense was $5.5 million and interest income was $1.6 million (net interest expense of $3.9 million). Interest expense exceeded interest income in both 2005 and 2004 due to the additional debt incurred to finance the acquisition of Thomas’ 32% minority interest in GTG, although a significant portion of this debt has been repaid since the acquisition. Since the acquisition occurred at the close of business on July 31, 2004, and 2004 only included five months of the additional debt, interest expense was higher in 2005. Interest expense is expected to continue, but at reduced levels as the debt is repaid. In addition, interest income was higher in 2005 compared to 2004 primarily due to gains of $502 thousand recognized on interest rate swaps.

Minority interest during 2005 represented the 49.5% ownership share of Lumec-Schreder’s results by Schreder SA, a Belgian holding corporation of the Schreder Group. However, on January 1, 2006 we acquired the 49.5% minority interest owned by Schreder SA for a cash price of approximately $1.0 million, increasing our interest to 100%. Minority interest for 2004 primarily represented the 32% ownership share of GTG income by Thomas, which we acquired at the close of business on July 31, 2004.

The effective tax rate was 39.9% during 2005 compared to 38.4% during 2004. The effective tax rate is significantly higher than last year primarily due to a $2.8 million income tax expense for a foreign earnings repatriation of $60 million. The American Jobs Creation Act of 2004 created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.

Net income during 2005 was $84.8 million ($2.99 per diluted share), an increase of 45.6% over 2004 net income of $58.3 million ($2.10 per diluted share). Comparability of net income between years is impacted by two major events - the acquisition of Thomas’ 32% minority interest in GTG in 2004 and additional income tax expense incurred due to the repatriation of $60 million in cash from Canada. Column (1) in the non-GAAP table on the following page presents the operating results during 2005 on a more comparable basis assuming the cash repatriation did not occur. Column (2) in the non-GAAP table on the following page presents the operating results during 2004 on an ongoing basis.

(Dollars in thousands)	Twelve Months Ended
	December 31, 2005	December 31, 2004
	Adjusted (1)	Adjusted (2)
Reported operating profit	$149,342	$116,818
32% minority interest purchase accounting:
One-time inventory and backlog step-up amortization		5,314
Step-up PP&E depreciation and intangibles amortization - 7 months		(2,605)
Adjusted operating profit	149,342	119,527
Reported net interest expense	(8,024)	(3,937)
Interest adjustments for seven months of additional expense		(6,198)
Reported minority interest	(91)	(18,354)
Minority interest adjustment to add back seven months of GTG		18,354
Adjusted income before income taxes	141,227	109,392
Reported income tax provision	(56,383)	(36,274)
Income tax provision adjustments:
(2004 at 38.1% after adjustments)		(5,404)
Add back additional tax due from cash repatriation	2,799
Adjusted net income	$87,643	$67,714

Adjusted diluted earnings per share	$3.09	$2.44

Reported net income	$84,844	$58,253

Reported diluted earnings per share	$2.99	$2.10

Columns (1) and (2) in the table above present the operating results for 2005 on a more comparable basis with the operating results for 2004 by adjusting for one-time events. Specifically, the expense recorded in the third quarter of 2005 related to the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 is added back to adjusted income before income taxes. All of the adjustments to the 2004 operating results relate to the acquisition of Thomas' 32% minority interest in GTG, which was effective at the close of business on July 31, 2004. Specifically, the one-time amortization of inventory and profit in backlog is added back to operating profit and the additional ongoing depreciation and amortization for the PP&E and intangible asset step-up is deducted from operating profit. In addition, the actual minority interest related to GTG is added back to operating profit. Because of the timing of the acquisition noted above, the estimated additional net interest expense due to the increased debt and reduced cash and short-term investments is deducted from income. Further, the income tax provisions are adjusted at the effective tax rate for the years based on the adjusted income before income taxes.

Non-GAAP Financial Information: To supplement the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP), we have presented above a table of adjusted operating results which includes non-GAAP financial information. This non-GAAP financial information is provided to enhance the user’s overall understanding of our current financial performance and prospects for the future. Specifically, we believe the non-GAAP financial information provides useful information to investors by excluding or adjusting certain items of operating results that were unusual and not indicative of our core operating results. This non-GAAP financial information should be considered in addition to, and not as a substitute for, or superior to, results prepared in accordance with GAAP. The non-GAAP financial information included above has been reconciled to the nearest GAAP measure.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales for 2004 were $1,179.1 million, increasing by $145.2 million, or 14.0% from 2003 net sales of $1,033.9 million. Net sales for the Commercial segment increased by 14.5%, the Residential segment increased by 15.9%, and the Industrial and Other segment increased by 9.4%. The 2004 net sales included incremental sales of $19.0 million relating to New Oxford, acquired in January 2004, USS Manufacturing, acquired in May 2004, and Shakespeare, acquired in May 2003, all in the commercial segment. Net sales for comparable operations, excluding the effect of these acquisitions, increased 12.2% from 2003 to 2004.

Some of the commercial and industrial construction markets in which we operate started to recover in 2004, and the residential construction market remained surprisingly strong. The strong residential construction market, which has been a significant force for us, leads to increased activity in smaller commercial projects such as strip shopping malls, small hotels, restaurants, banks, etc. However, some of our primary commercial markets that have larger projects - office, retail, and high-end hospitality - remained relatively soft. Recently the school construction market has strengthened, primarily due to the strength in the residential market. Our best performances were in our entertainment and outdoor lighting businesses.

We initiated price increases ranging by product from 5% to 8% effective with May 2004 orders and additional price increases ranging from 6% to 10% effective with November 2004 orders. Overall, we believe approximately 3% to 4% of the 14.0% net sales increase during 2004 was related to a combination of price and mix, with the remainder related to volume. The traditional volume and price sales analysis in the lighting industry is very difficult to calculate. Our product mix issues related to having many thousands of different products and multiple variations on most products contribute to the difficulty. Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles. We lost a few large accounts, as some customers migrated to online reverse auctions, in which we choose not to participate. Thus, we anticipate the loss of some volume in the short-term, but does not believe it will have a material impact on results of operations.

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

We operate primarily in the commercial lighting markets, with 74.2% of our 2004 net sales coming from the Commercial segment. This percentage is slightly up from 74.0% in 2003. Net sales of $875.3 million for the Commercial segment in 2004 increased 14.5% from 2003 net sales of $764.6 million. USS Manufacturing, New Oxford and Shakespeare are all in the Commercial segment. The 2004 net sales for comparable operations, excluding these acquisitions, increased 13.0% over 2003. If the Canadian exchange rate had remained constant, and Commercial segment net sales had received no benefit from currency translation, net sales would have increased 13.6%. Excluding both acquisitions and currency translation, net sales would have increased 12.1%.

Residential segment net sales of $165.2 million in 2004 represented 14.0% of total Company net sales compared to $142.6 million in 2003, or 13.8% of total Company net sales. The segment’s strategy has been to reduce emphasis in the do-it-yourself business and concentrate on higher margin business. Since the residential construction market has remained one of the stronger areas of the U.S. economy, net sales in this segment increased 15.9% from 2003. If the Canadian exchange rate had remained constant, and Residential segment net sales had received no benefit from currency translation, net sales would have increased 15.5%.

The Industrial and Other segment accounts for all remaining net sales and declined as a percentage of total Company net sales: 11.8% in 2004 versus 12.3% in 2003. Net sales of $138.5 million for the Industrial and Other segment in 2004 increased 9.4% from 2003 net sales of $126.7 million. If the Canadian exchange rate had remained constant, and Industrial and Other segment net sales had received no benefit from currency translation, net sales would have increased 8.9%.

Cost of sales for 2004 was 64.5% of net sales, compared to 64.9% for 2003. While the market has experienced significant increases in the cost of steel, ballasts, inbound freight, energy, and group health insurance, because of supply agreements with our vendors, we were not significantly impacted by the increases in steel, aluminum, and ballasts until the third quarter of 2004. These cost increases have been offset by the price increases that were effective in May and November 2004.

Our pension, medical insurance, and external audit expenses in 2004 were $6.5 million ($3.3 million after minority interest and income taxes) higher than 2003, and legal expenses were $3.8 million ($1.9 million after minority interest and taxes) higher than 2003. We were unsuccessful in our pursuit of a patent infringement lawsuit that went to trial during the second quarter of 2004. The case generated significant legal fees, which have been expensed. In addition, the defendant in the case filed one countersuit and initiated three other lawsuits against us. We have accrued estimated legal fees to defend against these lawsuits. No amounts have been accrued for possible adverse judgments because we believe the lawsuits have no legitimate basis and the probability of any material adverse judgment is remote.

We recorded a $2.3 million net charge to selling and administrative expenses, for a negative net income impact of $1.3 million after minority interest and income taxes, related to Canadian division sales and purchases recorded in Canadian dollars but settled in U.S. dollars and accumulated Canadian cash balances denominated in U.S. dollars. In a period of a strengthening Canadian dollar, sales from the Canadian divisions that are recorded in Canadian dollars and subsequently settled in U.S. dollars result in a loss; conversely, purchases result in a gain. Accumulated Canadian cash balances denominated in U.S. dollars result in a loss. The opposite would occur in a period of a weakening Canadian dollar. In 2004, because such sales exceeded purchases, significant U.S. dollar cash balances existed in Canada, and the Canadian dollar strengthened, we incurred a net charge. We do not hedge this activity with derivative financial instruments and therefore is exposed to future gains or losses based on levels of sales and purchases and the strengthening or weakening of the Canadian dollar versus the U.S. dollar.

Although we suffered a $2.3 million net charge because of the strengthening Canadian dollar versus the U.S. dollar, this situation also resulted in a $2.0 million pre-tax benefit, or a positive net income impact of $1.1 million after minority interest and income taxes, from translating operating income of Canadian operations at a higher rate. More significantly, the strengthening Canadian dollar also resulted in a $12.3 million foreign currency translation adjustment gain, which increased accumulated other comprehensive income during 2004. Other comprehensive income is only reflected as an increase in stockholders’ equity in the balance sheet and statement of stockholders’ equity and is not reflected in results of operations in the statement of income.

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

To reduce our exposure to interest rate risk, on August 2, 2004, we entered into cash flow hedges in the form of interest rate swaps to provide fixed rate interest of approximately 3.0% on $100 million for two years and 3.4% on $80 million for three years. As of December 31, 2004, approximately $63.7 million of variable rate debt was not hedged. A one-percentage-point increase in interest rates would result in an annualized increase in interest expense of approximately $637 thousand, with an impact of $392 thousand on net income. This would be somewhat offset by additional interest income earned on cash, cash equivalents, and short-term investments.

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

Net income for 2004 was $58.3 million ($2.10 per diluted share), a 25.7% increase over 2003 net income of $46.3 million ($1.70 per diluted share). Comparability of net income between years is impacted by two major events - the gain on the settlement of the patent litigation in 2003 and the acquisition of Thomas’ 32% minority interest in GTG in 2004. Columns (1) and (2) in the table on the following page present our operating results on a comparable basis assuming neither of these events occurred. Column (3) in the table presents our operating results on an ongoing basis as if Genlyte had acquired the 32 % minority interest from Thomas as of the beginning of 2004.

(Dollars in thousands)	(1)	(2)	(3)
	2004	2003 Adjusted	2004
	Adjusted	Legal Only	Ongoing
Reported operating profit	$116,818	$108,252	$116,818
Gain on settlement of patent litigation		(8,000)
Legal settlement expenses		1,600
32% Minority Interest Purchase Accounting:
One-time inventory and backlog step-up amortization	5,314		5,314
Step-up PP&E depreciation and intangibles amortization - five mos.	1,543		1,543
Step-up PP&E depreciation and intangibles amortization - ongoing			(4,148)
Adjusted comparable operating profit	123,675	101,852	119,527
Interest income (expense)	485	324	(10,135)
Minority Interest:
2004 twelve month full amount	(37,248)
2003 adjusted for 32% of net legal settlement		(30,546)
Adjusted income before income taxes	86,912	71,630	109,392
Income tax provision: 2004 at 38.4%, 2003 at 39%, and ongoing at 38.1%	33,374	27,936	41,678
Adjusted net income	$53,538	$43,694	$67,714

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

Column (3) in the table above presents operating results on an ongoing basis. Therefore, it presents actual annual operating profit, but shows a full year of additional depreciation and amortization expenses associated with the step-up of inventory, backlog, property, plant, and equipment, and intangible assets. It also presents a full year of expected interest expense associated with the additional debt obtained to finance the acquisition and completely eliminates the minority interest to Thomas.

Non-GAAP Financial Information: To supplement the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP), we have presented above a table of adjusted operating results which includes non-GAAP financial information. This non-GAAP financial information is provided to enhance the user’s overall understanding of our current financial performance and prospects for the future. Specifically, we believe the non-GAAP financial information provides useful information to investors by excluding or adjusting certain items of operating results that were unusual and not indicative of our core operating results. This non-GAAP financial information should be considered in addition to, and not as a substitute for, or superior to, results prepared in accordance with GAAP. The non-GAAP financial information included above has been reconciled to the nearest GAAP measure.

Outlook for the Future

Although some of the commercial and industrial construction market sectors are in recovery, the traditional commercial construction business, particularly fluorescent, remains relatively soft, but is forecasted to grow over the next two years. Some of our primary commercial markets with larger projects - office, retail, and high-end hospitality - have shown early signs of a recovery. However, the recovery we expected continues to stretch out, and we recognize that lighting is one of the last building materials to be installed in any construction project. Our outlook for the overall commercial construction markets is a moderate rebound over the next two years. Residential construction remained relatively strong during 2005, although the residential market is starting to plateau and is expected to soften in 2006.

Even though the cost of steel has leveled off, we continue to see year-over-year cost increases related to aluminum, copper, and energy. These increases began to impact our product costs in the second half of 2004 and are expected to continue to impact results through the first half of 2006. We will continue to diligently improve cost control and production efficiency, while attempting to improve margins through a better product mix with higher value-added products and periodic evaluation of our pricing strategies.

In response to realized and potential cost increases, we announced incremental price increases ranging from 5% to 8% effective with May 2004 orders, ranging from 6% to 10% effective with November 2004 orders, and additional price increases ranging from 6% to 10% effective with June 2005 orders. Price increases are always subject to competitive pressure, and we did not necessarily expect to attain the full amount of the announced increases, but we believe we attained enough of the price increases to offset the majority of the cost increases. In order to maintain these net sales and margin improvements going forward, we are evaluating another price increase during 2006.

In the third quarter of 2005 we completed the construction of a new 250,000 square foot HID (high intensity discharge) fixture manufacturing plant in San Marcos, Texas, and completed the relocation of our Wide-Lite and Gardco divisions into the new facility in the fourth quarter of 2005. The facility will provide world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time. During the first half of 2006, we expect to expense approximately $110 thousand of additional severance, moving, and plant consolidation expenses relating to the closure of the current Gardco plant in San Leandro, CA and relocating Gardco and Wide-Lite into the new plant in Texas, in addition to approximately $2.0 million in start-up inefficiencies.

The 2005 effective tax rate of 39.9% was higher than the effective tax rate of 38.4% in 2004 primarily due to a $2.8 million income tax expense for a foreign earnings repatriation of $60 million in accordance with The American Jobs creation Act of 2004. However, we expect the effective tax rate for 2006 to be approximately 38%, which is consistent with previous years.

Foreign currency exchange rates are unpredictable, and we are exposed to foreign currency transaction gains and losses because of our net assets in Canada that are denominated in U.S. dollars. If the Canadian dollar exchange rate continues to strengthen versus the U.S. dollar, we will continue to realize foreign currency transaction losses, which impact net income. Conversely, we will realize the benefit of translating sales and income of Canadian operations at higher exchange rates compared to the corresponding period of the preceding year. In addition, we will record foreign currency translation gains in accumulated other comprehensive income. If the Canadian dollar weakens, we will realize foreign currency transaction gains. Also, unless the Canadian dollar weakens substantially, we will continue to realize the benefit of translating sales and income of Canadian operations at higher exchange rates during 2006. In addition, we will record foreign currency translation losses in accumulated other comprehensive income.

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

We were in a net debt position (total debt exceeded cash, cash equivalents, and short-term investments by $70.7 million) at December 31, 2005, compared to net debt of $168.9 million at December 31, 2004. Total debt decreased to $166.4 million at December 31, 2005, compared to $243.7 million at December 31, 2004, while cash, cash equivalents, and short-term investments increased to $95.7 million at December 31, 2005, compared to $74.9 million at December 31, 2004. The net decrease in debt, cash, cash equivalents, and short-term investments from 2004 primarily resulted from the strong cash flow from operations during 2005.

Working capital at December 31, 2005 was $151.3 million, compared to $100.7 million at December 31, 2004. This increase was primarily due to a $21.8 million increase in cash and cash equivalents, $32.4 million decrease in short-term debt, a $3.6 million increase in accounts receivable, and a $2.5 million increase in inventory, which was offset by a $7.7 million increase in accrued expenses. The increase in cash, cash equivalents, and short-term investments and the decrease in short-term debt was primarily related to the strong cash flow from operations during 2005. The accounts receivable increase reflects a 4.0% growth in sales in the fourth quarter of 2005 compared to the fourth quarter of 2004 and also $1.0 million attributed to translation of Canadian accounts receivable at a higher exchange rate. In addition, the inventory increase can be partially explained by the current higher level of sales activity compared to the fourth quarter of 2004 and the increase in accrued expenses is primarily due to increases in compensation related reserves. The current ratio was 1.5 at December 31, 2005, compared to 1.3 at December 31, 2004.

The ratio of total debt to total capital employed at December 31, 2005 was 23.4%, compared to 35.5% at December 31, 2004. Cash provided by operating activities was $130.9 million in 2005, which is a record high, compared to $105.3 million in 2004. Because of our strong cash flow, we have already repaid over half of the $313.1 million of debt obtained on August 2, 2004 to acquire Thomas’ 32% minority interest in GTG.

Summary of Cash Flows

	For the years ended December 31
(Dollars in thousands)	2005	2004	2003
Cash provided by operating activities, net	$130,938	$105,285	$93,254
Cash used in investing activities, net	(38,315)	(373,942)	(61,101)
Cash (used in) provided by financing activities, net	(73,403)	239,087	(16,794)
Effect of exchange rate changes	2,589	3,667	(242)
Net increase (decrease) in cash and cash equivalents	$21,809	$(25,903)	$15,117

Cash provided by operating activities in 2005 was $130.9, $25.6 million higher than the cash provided by operating activities of $105.3 in 2004, which was $12.0 million higher than 2003. The primary reasons for the increase relates to the increases in net income and accounts payable and accrued expenses less the buildup of accounts receivable and inventory associated with increased sales activity in 2005.

Cash used in investing activities is comprised of acquisitions of businesses, purchases of property, plant and equipment, less proceeds from sales of property, plant and equipment, and changes in short-term investments. We did not acquire any new companies in 2005; however, in 2004, we paid $402.1 million to acquire Thomas’ 32% minority interest in GTG and $3.1 million to purchase USS Manufacturing and New Oxford. In addition, we paid $20.4 million to purchase Shakespeare in 2003. Purchases of plant and equipment in 2005 were $12.8 million higher than in 2004, which were $9.1 million higher than in 2003. The increase in capital spending in 2005 was primarily due to spending on a new HID (high intensity discharge) fixture manufacturing plant in San Marcos, Texas and a plant expansion at our Cornwall, Ontario facility. While sales of property, plant, and equipment were insignificant in 2005 and 2003, proceeds from sales of property, plant and equipment in 2004 were $4.6 million, primarily from the sale of land and building in Barrington, New Jersey; the sale of land and building in Garland, Texas; and a right-of-way at the plant in San Marcos, Texas. We had net proceeds from sales of short-term investments of $1.1 million and $53.3 million in 2005 and 2004, respectively, and net purchases of short-term investments of $23.2 million in 2003. The net proceeds from short-term investment in 2004 were part of the acquisition funding for Thomas’ 32% minority interest.

As mentioned above, we invested approximately $23.6 million (of which approximately $17.7 million was spent during 2005) to build and relocate into a new 250,000 square foot HID fixture manufacturing plant in San Marcos, Texas. The facility will provide world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time. In the fourth quarter of 2005 we completed the relocation of our Gardco and Wide-Lite divisions into the new facility. We do not believe the remaining restructuring costs of $110 thousand, expected to be incurred in 2006, and start-up inefficiencies of approximately $2.0 million will materially impact liquidity and sources and uses of capital resources during the first half of 2006.

Cash used in financing activities during 2005 was $73.4 million, with $169.5 million and $42.5 million in repayments of long-term and short-term debt, respectively, less $104.5 and $30.1 of proceeds from long-term and short-term debt, respectively. In addition, $5.8 million was provided from the exercise of stock options and $1.8 million used for disbursements outstanding. Cash provided by financing activities during 2004 was $239.1 million, with $200.0 million from long-term debt and $113.1 million of short-term debt provided for the acquisition of Thomas’ 32% minority interest in GTG. Subsequent to the acquisition, $60.0 million of the long-term debt and $20.6 of the short-term debt was repaid. In addition $5.2 million was provided from the exercise of stock options and $1.5 million for disbursements outstanding. Cash used in financing activities during 2003 was $16.8 million, with $27.4 million in repayments of long-term debt offset by $2.7 million in stock options exercised and $7.9 million in disbursements outstanding.

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

Debt and Other Contractual Obligations

On December 9, 2005, Genlyte and its subsidiaries amended and restated the former credit agreement entered into on August 2, 2004, which previously consisted of five-year U.S. and Canadian credit facilities and a $100 million U.S. term loan, to reduce borrowing fees and to provide additional borrowing capacity. The amended facilities now consist of a $260 million U.S. revolving credit facility and a $27 million (in Canadian dollars) Canadian revolving credit facility with the same syndicate of eleven banks maturing on October 31, 2010. According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged. As a result of the amended and restated credit agreement, $302 thousand in debt issue costs were recognized in December 2005.

Our long-term debt at December 31, 2005 consisted of $75.0 million from the $260.0 million U.S. revolving credit facility, $11.0 million in industrial revenue bonds, and $232 thousand in capital leases. The revolving credit facilities are unsecured and we had no outstanding borrowings at December 31, 2005 under the Canadian credit facility. At December 31, 2005, we had $20.2 million in outstanding letters of credit under the U.S. revolving credit facility. The letters of credit reduce the amount available to borrow and guarantee the industrial revenue bonds as well as insurance reserves. We are in compliance with all of our debt covenants as of December 31, 2005.

Our short-term debt at December 31, 2005 consisted of a U.S. asset backed securitization (“ABS”) agreement for $100 million “on balance sheet” financing, entered into by Genlyte and its wholly owned subsidiary, Genlyte Receivables Corporation, which matures on July 31, 2006 and is renewable for one additional year. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity. As of December 31, 2005, $80.1 million was outstanding under the ABS agreement. Net trade accounts receivable pledged as collateral for this loan were $158.4 million at December 31, 2005.

To hedge a portion of our exposure to uncertain future cash flows resulting from fluctuations in market interest rates, we entered into three interest rate swap contracts for the first time in August 2004. Under the terms of these swaps, we receive a LIBOR-based variable interest rate and pay a fixed interest rate of 3.0% on $100 million for two years and 3.4% on $80 million for three years. However, during the third quarter of 2005, debt reductions resulted in the amount of hedged debt falling below the amount of the interest rate swap contracts. This resulted in hedge accounting “ineffectiveness” on a $50 million interest rate swap. Thus, during the third quarter of 2005, the Company reclassified from accumulated other comprehensive income (loss) and deferred tax $384 thousand (representing 70% of the amount previously recorded) and will amortize the remaining amount as the originally forecasted cash flows occur since one of the two $50 million interest rate swaps no longer qualifies for hedge accounting under SFAS 133. The amortization of gains within accumulated other comprehensive income (loss) recorded in interest expense during 2005 totaled $38 thousand. Due to the fact that the hedge no longer qualifies for hedge accounting, the Company recorded an $80 thousand net gain related to the change in market value of the one non-hedged interest rate swap. The Company does not expect additional debt payments to compromise the effectiveness of the remaining cash flow hedges. The interest rate swaps will be adjusted as the fair values of the swaps change. The Company estimates that none of the $1.3 million in accumulated other comprehensive income (loss) will be reclassified to income in the next twelve months, other than the amortization of the non-hedged swap of $90 thousand. As a result of the interest rate swaps, we pay a weighted-average fixed interest rate of 3.66% (which includes interest rate spreads) on $130 million of debt. The fair value of the interest rate swap contracts were asset positions of $2.9 million and $281 thousand at December 31, 2005 and December 31, 2004, respectively.

The following table summarizes our contractual obligations at December 31, 2005, excluding current liabilities except for the current maturities of long-term debt, and the effect such obligations are expected to have on cash flows and liquidity in future periods (in thousands):
		Payments due by period
		Less than	1 to 3	4 to 5	After
	Total	1 Year	Years	Years	5 Years
Long-term debt (a)	$86,000	$-	$-	$81,000	$5,000
Capital leases (b)	232	156	68	8	-
Interest due on debt	33,922	7,657	13,217	9,783	3,265
Non-cancelable operating leases (c)	26,518	6,543	8,853	5,864	5,258
Purchase obligations (d)	94,033	92,862	1,101	70	-
Pension benefit obligations (e)	5,120	5,120	-	-	-
Postretirement benefits (f)	4,943	515	1,042	1,019	2,367
Total contractual obligations	$250,769	$112,853	$24,281	$97,745	$15,890

(a)	Long-term debt (less capital leases) is included in the consolidated balance sheet in Item 8. Also see note (14) in Item 8.
(b)	Capital lease debt is included in the consolidated balance sheet in Item 8. Also see note (18) in Item 8.
(c)	Operating lease commitments are described in note (18) in Item 8.
(d)	Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end.
(e)
Pension benefit obligations reflect our estimates of contributions that will be required in 2006 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable. These obligations are included in the consolidated balance sheet in Item 8. Also see note (15) in Item 8.

(f)	Postretirement benefit obligations are included in the consolidated balance sheet in Item 8. Also see note (16) in Item 8.

Other

In 2005, 2004, and 2003, 17.9%, 16.6%, and 16.9%, respectively, of our net sales were generated from operations in Canada. In addition, we have a production facility in Mexico. International operations are subject to fluctuations in currency exchange rates. We monitor our currency exposure in each country, but do not actively hedge or use derivative financial instruments to manage exchange rate risk. We cannot predict future foreign currency fluctuations, which have and will continue to affect our balance sheet and statement of income. The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $25.5 million gain as of December 31, 2005. Such adjustments were gains of $5.7 in 2005, $12.3 million in 2004, and $13.7 million in 2003. Pre-tax losses from translation of foreign currency transactions, which are recorded in selling and administrative expenses, were $1.6 million for 2005, $2.3 million for 2004, and $3.4 million for 2003.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

On an on-going basis, we evaluate our estimates and assumptions, including those related to sales returns and allowances, doubtful accounts receivable, slow moving and obsolete inventory, income taxes, impairment of long-lived assets including goodwill and other intangible assets, medical and casualty insurance reserves, warranty reserves, pensions and other post-retirement benefits, contingencies, environmental matters, and litigation. We base our estimates and assumptions on our substantial historical experience and other relevant factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported results would differ under different assumptions or conditions. Actual results will inevitably differ from our estimates, and such differences could be material to the consolidated financial statements.

We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition
We manufacture and sell our products pursuant to purchase orders received from customers and recognize sales revenue when products are shipped, which is when legal title passes to the customer and the risks and rewards of ownership have transferred.

We have three types of post-shipment obligations to our customers: incentive rebates, sales returns, and warranty obligations. We recognize incentive rebates as sales deductions, and they are accrued as earned by the customer based on a systematic allocation of the total estimated rebates to be paid to the underlying sales that result in progress toward earning the rebate. In addition, we provide for limited product return rights for some products for some customers, which also are recorded as sales deductions and are accrued based on estimated returns. The amount of future returns can be reasonably estimated based on historical experience, specific notification of pending returns, and estimated lag times for processing credit memos. Further, we record warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products, as well as products that need to be repaired or replaced in the field after installation. We calculate our liability for warranty claims by applying a lag factor to our historical warranty expense to estimate unknown claims, as well as estimating the total amount to be incurred for known warranty issues. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Allowance for Doubtful Accounts Receivable and Sales Returns and Allowances
We maintain allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay (bankruptcy, out of business, etc., which result in “bad debt” write-offs). Our estimated allowances are based on the aging of the invoices, historical collections, customers’ financial status, and the overall ratio of “bad debt” allowances to account receivable balances in comparison to relevant industry data. In addition, we also maintain allowances for the customers refusal to pay (returned products, billing errors, disputed amounts, etc., which result in credit memos charged to net sales). Management’s estimated allowances are based on the amounts returned and disputed by customers and estimated lag times for processing credit memos. In our opinion, these allowances are adequately established and sufficient to cover future collection problems. However, should business conditions deteriorate and more customers have financial problems, these allowances may be increased, which would negatively impact our results of operations.

Reserve for Slow Moving and Obsolete Inventory
We record inventory at the lower of cost (generally LIFO) or market. Due to stable or increasing selling prices in recent years, and the level of gross profit margins on most products, we have not made any material adjustments to write down inventory to market. However, we do reserve for excess quantities of slow moving or obsolete inventory. These reserves are primarily based upon our assessment of the salability of the inventory, historical usage of raw materials and historical demand for finished goods, and estimated future usage and demand. An improper assessment of salability or improper estimate of future usage or demand, or significant changes in usage or demand could result in significant changes in the reserves and a positive or a negative impact on our results of operations in the period the change occurs.

Impairment of Goodwill, Other Intangible Assets, and Long-Lived Assets
According to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and indefinite-lived intangible assets are now subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually and more frequently if circumstances indicate a possible impairment. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If a reporting unit’s carrying value exceeds its fair value, and the reporting unit’s carrying value of goodwill and indefinite-lived intangible assets exceed the implied fair value of that goodwill and indefinite-lived intangible assets, an impairment loss is recognized in an amount equal to that excess.

The evaluation of goodwill and indefinite-lived intangible assets for impairment requires us to use significant estimates and assumptions including, but not limited to, projecting future revenue, operating results, and cash flow of each of our reporting units. Although we believe the estimates and assumptions used in the evaluation of goodwill are reasonable, differences between actual and projected revenue, operating results, and cash flow could cause some impairment of our goodwill or indefinite-lived intangible assets. If this were to occur, we would be required to write down the goodwill, which could have a material negative impact on our results of operations and financial condition.

Retirement Plans
Assets and liabilities of our defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets, estimated rates of compensation increase, and discount rates. Actual changes in the fair market value of plan assets and differences between the actual and expected return on plan assets, as well as differences between the actual and estimated rates of compensation increase and changes in the discount rate, will affect the amount of pension expense recognized, impacting our results of operations.

The key assumptions used in developing 2005 and 2004 net pension costs are as follows:

	U.S. Plans		Canadian Plans
	2005	2004	2005	2004
Weighted Average Assumptions
Discount rate	5.43%	5.81%	5.43%	5.81%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected return on plan assets	8.50%	8.50%	7.04%	7.04%

We have historically used the Moody’s Aa annualized long-term discount rate published as of the measurement date. Genlyte’s plans generally do not permit lump sum distributions and the average age of active employees is in the mid 40’s, which supports a long-term duration for pension distributions. Our actuarial consultants have agreed that the average plan duration is long-term, and could range between 20 and 60 years. While this duration would not exactly match the duration of the Moody’s Aa bonds, it is reasonably correlated and generally accepted in the industry as an acceptable discount rate for long-term pensions. In addition, to develop the expected long-term rate of return on plan assets assumptions, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios.

We expect to contribute approximately $4.0 million to our U.S. defined benefit plans and $1.1 million to our Canadian defined benefit plans during 2006. Contributions are expected to at least meet the current law minimum funding requirements.

Self-Insurance for Workers’ Compensation and Other Casualty and Medical Claims
We are insured for workers’ compensation and other casualty claims, but the deductible, $250 thousand prior to August 2002 and $500 thousand afterwards, exceeds the vast majority of claims. Our insurance provider and administrator provides us with estimated losses and reserve requirements for each open claim based on its expertise and experience. We record provisions for workers’ compensation and other casualty claims based on the information received from our service provider. We also provide reserves for estimated losses for claims incurred but not reported and the future development of reported claims, based on actuarial and claims trend analysis performed by our casualty consultant. Our insurance providers use significant judgment and assumptions to estimate the losses and reserve requirements, and although we believe the current estimates are reasonable, significant differences related to the factors used in making those estimates could materially affect our workers’ compensation and other casualty liabilities and expense, impacting financial condition and results of operations.

We are self-insured for the medical benefit plans covering most of our employees. However, the Company also has insurance coverage for amounts on claims that exceed $250 thousand. We estimate our liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. The validity of the lag factor is evaluated periodically and revised if necessary. Although we believe the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims, and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

Stock-Based Compensation Costs
SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) gives companies the choice to account for stock-based compensation using either the fair value method or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). We have elected to account for our stock option plans using the intrinsic value method. Because all options granted under those plans have had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income.

Note (2) “Summary of Significant Accounting Policies - Stock-Based Compensation Costs” in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data” includes supplemental information, including pro forma net income and earnings per share, as if stock-based compensation cost for the stock option plans had been determined using the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with assumptions about the risk-free interest rate, expected option life, and expected stock price volatility. These assumptions can be highly subjective. Because Genlyte’s stock options have characteristics different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measurement of the fair value of Genlyte’s stock options. Using different assumptions, the supplemental information provided in note (2) could be materially different.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), “Accounting for Stock Based Compensation” (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. In April 2005, the SEC delayed the effective date of SFAS No. 123R for public companies until the first annual period, rather than the first interim period, beginning after June 15, 2005. We plan to adopt SFAS No. 123R in the first quarter of 2006 and since our stock options are issued for prior service, the provisions will only apply to awards granted after December 31, 2005 and to awards modified, repurchased, or canceled after that date. However, we cannot estimate the annual pretax expense as a result of adoption since it is not clear if, or to what extent, the Board of Directors will grant additional options.

Income Taxes
Significant judgment is required in developing our income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. We have determined that no valuation allowances are required. In addition, we treat investment tax credits as a reduction of income taxes of the year in which the credit arises.

We operate in multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any assessments can take an extended period of time to resolve. In our opinion, adequate income tax provisions have been made and adequate tax reserves exist to cover probable risks. However, results of Internal Revenue Service or other jurisdictional audits, statute closings on prior tax returns, and future tax law changes could have a material impact on our future tax liabilities and provisions, impacting financial condition and results of operations.

Purchase Method of Accounting Related to Acquisitions
Because of the magnitude and materiality of Genlyte’s acquisition of Thomas’ 32% minority interest in GTG, the purchase method of accounting applied to this acquisition is a critical accounting policy. We account for all business acquisitions in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Application of these standards requires considerable judgment in determining the fair values of tangible and intangible assets and liabilities and the depreciable and amortizable lives of tangible and intangible assets. With respect to the acquisition of Thomas’ 32% minority interest in GTG, the total purchase price of $402.1 million was allocated to 32% of the net tangible and identifiable intangible assets of GTG based on their estimated fair values as of July 31, 2004. The final allocation of the purchase price to 32% of the net assets acquired is disclosed in note (4) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.” With the assistance of outside consultants, we determined the fair values and lives of the net assets using various estimates, assumptions, and judgments. By applying different estimates, assumptions, and judgments, management could have allocated the purchase price differently, and the differences could be material to our financial condition. Different fair values and lives could also result in materially different depreciation and amortization expense affecting results of operations.

Forward-Looking Statements

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” and similar expressions are intended to identify such forward-looking statements. The statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; terrorist activities or war and the effects they may have on us or the overall economy; the ability to maintain or increase prices; customer acceptance of new product offerings; ability to sell to targeted markets; the performance of our specialty and niche businesses; availability and cost of steel, aluminum, corrugated packaging, ballasts, and other raw materials; work interruption or stoppage by union employees; increases in energy and freight costs; workers’ compensation, casualty and group health insurance costs; the costs and outcomes of various legal proceedings; increases in interest costs arising from an increase in rates; future acquisitions; the loss of key management personnel; foreign currency exchange rates; changes in tax rates or laws, and changes in accounting standards. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and component parts, and fluctuations in foreign currency exchange rates in the operation of its business. Each of these risks is discussed below.

Interest Rate Risk
The Company earns interest income on its cash, cash equivalents, and short-term investments and pays interest expense on its debt. Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows. With the significant increase in the Company’s variable rate debt related to the acquisition of Thomas’ 32% minority interest in GTG, the adverse exposure to increasing interest rates has increased considerably. To reduce its exposure, on August 2, 2004, the Company entered into cash flow hedges in the form of interest rate swaps to provide fixed rate interest of approximately 3.0% on $100 million for two years and 3.4% on $80 million for three years. However, during the third quarter of 2005, debt reductions resulted in the amount of hedged debt falling below the amount of the interest rate swap contracts. This resulted in hedge accounting “ineffectiveness” on a $50 million interest rate swap. Thus, we recorded additional income before taxes of $525 thousand during 2005 on the interest rate hedge that is technically no longer effective per FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not expect additional debt payments to compromise the effectiveness of the other cash flow hedges. As a result, the Company will now pay a weighted-average fixed interest rate of 3.66% (which includes interest rate spreads mentioned in note (14) in the “Notes to the Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data”) on $130 million of its total debt.

As of December 31, 2005, all but $11 million of the Company’s debt was subject to fixed interest rates and thus, would not be significantly impacted by fluctuations in interest rates. However, in August 2006 $100 million in interest rate swap contracts expire, but management does not feel that a potential increase in interest rates will be very significant because any increase in interest expense would be partially offset by additional interest income from cash, cash equivalent, and short-term investment balances.

Raw Material Price Risk
The Company purchases large quantities of raw materials and components -- mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No consequential supply problems have been encountered in recent years. Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors. For the year ended December 31, 2005, the raw material component of cost of goods sold subject to price risk was $604.4 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases. The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time. During the second half of 2004 and through the end of 2005, prices for steel, aluminum, copper, ballasts, and corrugated cartons rose sharply. In response to the rising material prices, the Company announced price increases ranging from 5% to 8%, depending on the product, effective with May 2004 orders, ranging from 6% to 10% effective with November 2004 orders, and additional price increases ranging from 6% to 10% on selected products, effective with June 2005 orders. The Company achieved approximately 5% to 6% of the price increases, and management believes this fully offset the raw material cost increases for the same period. However, because of continued raw material cost increases, the Company is evaluating another price increase in 2006.

Foreign Currency Exchange Rate Risk
In 2005, 17.9% of the Company’s net sales were generated from operations in Canada. A significant amount of these products were manufactured in Canada and sold to U.S. customers. The Company’s Canadian operations also purchase materials from U.S. vendors. As a result, Canadian operations have cash, cash equivalent, accounts receivable, and accounts payable balances denominated in U.S. dollars. Translation of these balances to the operations’ functional currency, the Canadian dollar, results in foreign currency transaction gains and losses, which are recorded in selling and administrative expenses. When Canadian assets denominated in U.S. dollars exceed Canadian liabilities denominated in U.S. dollars (the Company’s current situation) and the Canadian dollar strengthens versus the U.S. dollar, the Company recognizes foreign currency transaction losses. When the Canadian dollar weakens versus the U.S. dollar, the Company recognizes foreign currency transaction gains. If the Company’s Canadian liabilities denominated in U.S. dollars exceeded Canadian assets denominated in U.S. dollars, the opposite would occur. Because of the strengthening Canadian dollar from year-end 2004, the Company recognized losses of $1.6 million ($1.1 million after income taxes) during the twelve months ended December 31, 2005. However, these transaction losses were completely offset by the translation of sales and earnings of the Company’s Canadian divisions at the stronger Canadian dollar rate for the year, which contributed $1.4 million to net income in 2005. The Company does not actively hedge or use derivative instruments to manage risk in these areas.

As of December 31, 2005, a significant amount of the Company’s net assets were at Canadian operations. The Company also had a minimal amount of net assets at Mexican operations. The translation of these net assets from the operations’ functional currency, the Canadian dollar or the Mexican peso, to the Company’s reporting currency, U.S. dollars, results in foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income. The Company’s foreign currency translation adjustment was a gain of $5.7 million for the twelve months ended December 31, 2005. The Company does not use derivative instruments to hedge its foreign currency risk of net investments in foreign operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of The Genlyte Group Incorporated:

We have completed integrated audits of The Genlyte Group Incorporated's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Genlyte Group Incorporated and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Louisville, Kentucky
March 13, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders of The Genlyte Group Incorporated:

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2003 of The Genlyte Group Incorporated (the Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Genlyte Group Incorporated for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky
January 23, 2004

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except earnings per share data)

	For the year ended December 31,
	2005	2004	2003
Net sales	$1,252,194	$1,179,069	$1,033,899
Cost of sales	785,973	760,938	671,322
Gross profit	466,221	418,131	362,577
Selling and administrative expenses	314,471	297,033	261,246
Amortization of intangible assets	2,408	4,280	1,079
Gain on settlement of patent litigation	-	-	(8,000)
Operating profit	149,342	116,818	108,252
Interest expense (income), net	8,024	3,937	(324)
Minority interest	91	18,354	32,594
Income before income taxes	141,227	94,527	75,982
Income tax provision	56,383	36,274	29,633
Net income	$84,844	$58,253	$46,349

Earnings per share:
Basic	$3.06	$2.14	$1.72
Diluted	$2.99	$2.10	$1.70

Weighted average number of shares outstanding:
Basic	27,749	27,261	26,960
Diluted	28,366	27,769	27,194

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2005	2004
Assets:
Current Assets:
Cash and cash equivalents	$78,042	$56,233
Short-term investments	17,667	18,619
Accounts receivable, less allowances for doubtful accounts of
$6,017 and $6,918, as of December 31, 2005 and 2004, respectively	186,691	183,119
Inventories	152,573	150,077
Other current assets	13,459	13,775
Total current assets	448,432	421,823
Property, plant and equipment, at cost:
Land and land improvements	19,157	18,044
Buildings and leasehold improvements	127,942	113,275
Machinery and equipment	299,137	303,471
Total property, plant and equipment	446,236	434,790
Less: accumulated depreciation and amortization	280,159	281,316
Net property, plant and equipment	166,077	153,474
Goodwill	257,233	253,684
Other intangible assets, net of accumulated amortization	112,639	114,986
Other assets	5,525	4,097
Total Assets	$989,906	$948,064

Liabilities & Stockholders' Equity:
Current Liabilities:
Short-term debt	$80,140	$92,489
Current maturities of long-term debt	156	20,202
Accounts payable	115,678	114,887
Accrued expenses	101,192	93,496
Total current liabilities	297,166	321,074
Long-term debt	86,076	131,029
Deferred income taxes	35,016	22,550
Other long-term liabilities	26,036	30,423
Total liabilities	444,294	505,076
Commitments and contingencies (See notes (18) and (19))
Stockholders' Equity:
Common stock ($.01 par value, 100,000,000 shares authorized;
29,761,192 and 29,346,262 shares issued as of December 31, 2005 and 2004;
27,945,266 and 27,530,244 shares outstanding as of December 31, 2005 and 2004)	280	138
Additional paid-in capital	64,207	54,148
Retained earnings	457,517	372,673
Accumulated other comprehensive income	23,608	16,029
Total stockholders' equity	545,612	442,988
Total Liabilities & Stockholders' Equity	$989,906	$948,064

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

					Accumulated
	Common Stock				Other	Total
	Number		Additional	Retained	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Earnings	Income	Equity

Balance, December 31, 2002	26,894	$135	$43,256	$268,071	$(17,477)	$293,985

Net income	-	-	-	46,349	-	46,349
Increase in minimum pension liability, before tax	-	-	-	-	(323)	(323)
Related tax effect	-	-	-	-	100	100
Increase in minimum pension liability, after tax	-	-	-	-	(223)	(223)
Foreign currency translation adjustments	-	-	-	-	13,719	13,719
Total comprehensive income						59,845

Exercise of stock options	252	1	2,712	-	-	2,713
Income tax benefit from exercise of stock options	-	-	825	-	-	825

Balance, December 31, 2003	27,146	$136	$46,793	$314,420	$(3,981)	$357,368

Net income	-	-	-	58,253	-	58,253
Decrease in minimum pension liability, before tax	-	-	-	-	11,995	11,995
Related tax effect	-	-	-	-	(4,608)	(4,608)
Decrease in minimum pension liability, after tax	-	-	-	-	7,387	7,387
Increase in fair market value of interest rate swaps, before tax	-	-	-	-	432	432
Related tax effect	-	-	-	-	(151)	(151)
Increase in fair market value of interest rate swaps, after tax	-	-	-	-	281	281
Foreign currency translation adjustments	-	-	-	-	12,342	12,342
Total comprehensive income						78,263

Exercise of stock options	384	2	5,194	-	-	5,196
Income tax benefit from exercise of stock options	-	-	2,161	-	-	2,161

Balance, December 31, 2004	27,530	$138	$54,148	$372,673	$16,029	$442,988

Net income	-	-	-	84,844	-	84,844
Decrease in minimum pension liability, before tax	-	-	-	-	1,432	1,432
Related tax effect	-	-	-	-	(572)	(572)
Decrease in minimum pension liability, after tax	-	-	-	-	860	860
Increase in fair market value of interest rate swaps, before tax	-	-	-	-	1,756	1,756
Related tax effect	-	-	-	-	(689)	(689)
Increase in fair market value of interest rate swaps, after tax	-	-	-	-	1,067	1,067
Foreign currency translation adjustments	-	-	-	-	5,652	5,652
Total comprehensive income						92,423

Stock Split	-	139	(139)	-	-	-
Exercise of stock options	415	3	5,767	-	-	5,770
Income tax benefit from exercise of stock options	-	-	4,431	-	-	4,431

Balance, December 31, 2005	27,945	$280	$64,207	$457,517	$23,608	$545,612

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts in thousands)

	For the years ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$84,844	$58,253	$46,349
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	29,166	28,069	24,207
Net loss (gain) from disposals of property, plant and equipment	705	(1,790)	1,131
Provision for deferred income taxes	9,420	652	1,573
Minority interest	88	13,238	25,666
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,554)	(20,740)	(3,261)
Inventories	(1,720)	(1,579)	(663)
Other current assets	897	(3,987)	(41)
Intangible and other assets	(2,748)	4,807	(2,778)
Increase (decrease) in:
Accounts payable	1,846	13,636	(1,659)
Accrued expenses	7,249	16,806	(352)
Deferred income taxes, long-term	2,641	1,905	235
Other long-term liabilities	(3,637)	(6,564)	1,927
All other, net	4,741	2,579	920
Net cash provided by operating activities	130,938	105,285	93,254
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash received	-	(405,187)	(20,350)
Purchases of property, plant and equipment	(39,423)	(26,620)	(17,559)
Proceeds from sales of property, plant and equipment	13	4,607	31
Purchases of short-term investments	(18,254)	(60,467)	(126,998)
Proceeds from sales of short-term investments	19,349	113,725	103,775
Net cash used in investing activities	(38,315)	(373,942)	(61,101)
Cash Flows From Financing Activities:
Proceeds from short-term debt	30,116	100,000	-
Repayments of short-term debt	(42,465)	(7,511)	-
Proceeds from long-term debt	104,530	200,000	-
Repayments of long-term debt	(169,528)	(60,068)	(27,410)
Exercise of stock options	5,770	5,196	2,713
Net increase in disbursements outstanding	(1,826)	1,470	7,903
Net cash (used in) provided by financing activities	(73,403)	239,087	(16,794)
Effect of exchange rate changes on cash and cash equivalents	2,589	3,667	(242)
Net increase (decrease) in cash and cash equivalents	21,809	(25,903)	15,117
Cash and cash equivalents at beginning of year	56,233	82,136	67,019
Cash and cash equivalents at end of year	$78,042	$56,233	$82,136

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid, net	$7,916	$4,061	$320
Income taxes, net of refunds of $1,486, $2,168, and $823, respectively	$45,150	$28,674	$30,453

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note: Throughout these notes, the term “Company” as used herein refers to The Genlyte Group Incorporated, including the consolidated results of The Genlyte Group Incorporated and all subsidiaries.

(1)	Description of Business
The Genlyte Group Incorporated (“Genlyte”), a Delaware corporation, is a United States based multinational corporation. The Company designs, manufactures, markets, and sells lighting fixtures, controls, and related products for a wide variety of applications in the commercial, residential, and industrial markets in North America. The Company operates in these three segments through the following divisions: Capri/Omega, Chloride Systems, Controls, Day-Brite, Gardco, Hadco, Lightolier, Shakespeare Composite Structures, Supply, Thomas Residential, and Wide-Lite in the United States, and Canlyte, Ledalite, Lumec, and Thomas Lighting Canada in Canada. The Company markets its products under 24 widely recognized and respected brand names. Part of the Company’s strategy is to take advantage of brand name recognition and focus its brands on specific markets, market channels or product competencies.

The Company’s products primarily utilize incandescent, fluorescent, light emitting diodes (“LED”), and high-intensity discharge (“HID”) light sources and are marketed primarily to distributors who resell the products for use in new commercial, residential, and industrial construction as well as in remodeling existing structures.

(2) Summary of Significant Accounting Policies
Principles of Consolidation: The accompanying consolidated financial statements are presented in U.S. dollars and include the accounts of Genlyte and all subsidiaries, after elimination of intercompany accounts and transactions. These statements include the accounts of Genlyte Thomas Group LLC (“GTG”). See note (3) “Formation of Genlyte Thomas Group LLC” and note (4) “Acquisitions.”

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. These changes did not have a material impact on the Company’s results of operations, financial position, or liquidity.

Revenue Recognition: The Company manufactures and sells its products pursuant to purchase orders received from customers and recognizes sales revenue when products are shipped, which is when legal title passes to the customer and the risks and rewards of ownership have transferred.

Genlyte has three types of post-shipment obligations to its customers: incentive rebates, sales returns, and warranty obligations. The Company recognizes incentive rebates as sales deductions, and they are accrued as earned by the customer based on a systematic allocation of the total estimated rebates to be paid to the underlying sales that result in progress toward earning the rebate. In addition, the Company provides for limited product return rights for some products for some customers, which also are recorded as sales deductions and are accrued based on estimated returns. The amount of future returns can be reasonably estimated based on historical experience and specific notification of pending returns. Further, the Company records warranty liabilities, which are not revenue deductions, to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation. The Company calculates its liability for warranty claims by applying a lag factor to the Company’s historical warranty expense to estimate unknown claims, as well as estimating the total amount to be incurred for known warranty issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Shipping and Handling Fees and Costs: Shipping and handling costs associated with storage and handling of finished goods and handling of shipments to customers are included in cost of sales. Outbound freight for shipments to customers is included in selling and administrative expenses and amounted to $58,592 in 2005, $57,969 in 2004, and $49,017 in 2003. Sometimes outbound freight is billed to the customer. Such fees are included in net sales and amounted to $9,857 in 2005, $8,738 in 2004, and $8,228 in 2003.

Stock-Based Compensation Costs: At December 31, 2005, the Company had two stock-based compensation (stock option) plans, which are described more fully in note (20) “Stock Options.” The Company accounts for these plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company’s net income and earnings per share for the years ended December 31 would have been as follows:

	2005	2004	2003
Net income, as reported	$84,844	$58,253	$46,349
Stock-based compensation cost using, fair
Value method, net of related tax effects	4,204	4,343	1,792
Net income, pro forma	$80,640	$53,910	$44,557

Earnings per share:
Basic, as reported	$3.06	$2.14	$1.72
Basic, pro forma	$2.91	$1.97	$1.65
Diluted, as reported	$2.99	$2.10	$1.70
Diluted, pro forma	$2.84	$1.94	$1.63

Because all Genlyte stock options are granted for prior service, the compensation cost under the fair value method would be recorded when the stock options are granted. Options representing 414,930 shares of Genlyte common stock were exercised during 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), “Accounting for Stock Based Compensation” (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. In April 2005, the SEC approved a new rule that delays the effective date of SFAS No. 123R for public companies until the first annual period, rather than the first interim period, beginning after June 15, 2005. The Company plans to adopt SFAS No. 123R in the first quarter of 2006 and since the Company’s stock options are issued for prior service, the provisions will only apply to awards granted after December 31, 2005 and to awards modified, repurchased, or canceled after that date. However, the Company cannot estimate the annual pretax expense as a result of adoption since it is not clear if, or to what extent, the Board of Director’s will grant additional options.

Advertising Costs: The Company expenses advertising costs principally as incurred. Total advertising expenses, classified as selling and administrative expenses, were $12,793 in 2005, $12,614 in 2004, and $10,004 in 2003. However, certain catalog, literature, and display costs of $2,680 and $2,522 are being amortized over their useful lives (from 6 to 36 months) as of December 31, 2005 and 2004, respectively.

Research and Development Costs: Research and development costs are expensed as incurred. These expenses, classified as selling and administrative expenses, were $11,459 in 2005, $11,497 in 2004, and $10,343 in 2003.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Derivative Instruments: The Company has entered into interest rate swap contracts to hedge exposure to uncertain future cash flows resulting from interest rate fluctuations on a portion of the Company’s variable rate debt. The Company accounts for its interest rate swap contracts in accordance with SFAS No. 133 (As Amended), “Accounting for Derivative Instruments and Hedging Activities.” The Company has designated its interest rate swap contracts as cash flow hedges and records the changes in fair value in accumulated other comprehensive income (loss) with an offset in assets or liabilities in the consolidated balance sheet. Net amounts due related to interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of income when earned or payable. The Company does not currently use, and during the past three years has not used, derivative instruments to manage or hedge changes in prices of raw materials and component parts or fluctuations in foreign currency exchange rates. The Company does not use any type of derivative instruments for speculative or trading purposes.

Interest Expense (Income), Net: Interest expense (income), net is comprised primarily of interest expense on long-term and short-term debt, partially offset by interest income on cash, cash equivalents, and short-term investments and additional income before taxes on the interest rate hedge that is no longer effective according to FAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

The following table summarizes the components of interest expense (income), net for the years ended December 31:

	2005	2004	2003
Interest expense	$10,186	$5,495	$923
Interest (income)	(1,660)	(1,558)	(1,247)
Additional (income) from gain on swaps	(502)	-	-
Net interest expense (income)	$8,024	$3,937	$(324)

Income Taxes: The Company provides for income taxes and recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. In addition, the Company treats investment tax credits as a reduction of income taxes of the year in which the credit arises.

Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-Term Investments: Short-term investments are classified as available-for-sale securities and consisted of commercial paper with a maturity of 120 days at December 31, 2005 and 2004. In addition, the Company was also invested in tax advantaged debt securities with original maturities ranging from four to 32 years at December 31, 2005. However, these securities are callable at par value (cost) based on seven to 35 days notification to the bondholders and normally are held for less than one year. Short-term investments are carried on the balance sheet at fair market value, which is equivalent to cost. Current period adjustments to the carrying value of available-for-sale securities would be included in accumulated other comprehensive income within stockholder’s equity. Because of the nature of all of these investments, cost does not differ from fair market value, so there are no such adjustments to the carrying value.

Accounts Receivable and Allowance for Doubtful Accounts Receivable: All accounts receivable are trade related, are recorded at the invoiced amount and do not bear interest. The Company’s terms of collection vary but are generally consistent with lighting industry practices, including programs to extend terms beyond 30 days. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debts”) which result in write-offs. Management’s estimated allowances are based on the aging of the invoices, historical collections, customers’ financial status, the overall ratio of “bad debt” allowances to account receivable balances in comparison to relevant peer group data. Amounts deemed uncollectible are charged against the allowance for doubtful accounts when management determines it is probable a receivable will not be recovered.

Concentration of Credit Risk: Assets that potentially subject the Company to concentration of credit risk are cash and cash equivalents, short-term investments, and accounts receivable. The Company invests its cash equivalents primarily in high-quality institutional money market funds with maturities of less than three months and limits the amount of credit exposure to any one financial institution. Investment policies have been implemented that limit short-term investments to investment grade securities in multiple funds with multiple financial institutions, which limits the Company’s exposure. The Company provides credit to most of its customers in the ordinary course of business, and collateral or other security may be required in certain infrequent situations. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets to which the Company sells. No single customer accounts for more than 10% of annual sales. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No consequential supply problems have been encountered in recent years. As of December 31, 2005, management does not consider the Company to have any significant concentration of credit risk.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
Inventories: Inventories are stated at the lower of cost or market and include materials, labor, and overhead. Inventories at December 31 consisted of the following:

	2005	2004
Raw materials	$65,233	$58,964
Work in process	17,750	19,401
Finished goods	69,590	71,712
Total inventories	$152,573	$150,077

Inventories are valued and cost is relieved using the last-in, first-out (“LIFO”) method, which represented approximately 76% of total inventories at December 31, 2005 and 79% at December 31, 2004. Inventories not valued at LIFO (primarily inventories of Canadian operations) are valued using the first-in, first-out (“FIFO”) method. On a FIFO basis, which approximates current cost, inventories would have been $3,724 higher than reported at December 31, 2005 and $4,566 higher than reported at December 31, 2004. During each of the last three years, certain inventory quantity reductions caused partial liquidations of LIFO inventory layers (in some cases including the base), the effects of which (decreased) increased net income by $(393) in 2005, $(1,178) in 2004, and $47 in 2003.

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

Leasehold improvements are amortized over the terms of the respective leases, or over their estimated useful lives, whichever is shorter. Depreciation of property, plant and equipment, including assets recorded under capital leases, was $26,681 in 2005, $23,789 in 2004, and $23,128 in 2003. Accelerated methods of depreciation are used for income tax purposes, and appropriate provisions are made for the related deferred income taxes.

When the Company sells or otherwise disposes of property, plant and equipment, the asset cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in selling and administrative expenses in the consolidated statements of income. At December 31, 2005, there were no events or changes in circumstances that would indicate the carrying amounts of any long-lived assets would not be recoverable.

Maintenance and repairs are expensed as incurred. Renewals and improvements that extend the useful life of an asset are capitalized and depreciated or amortized over the remaining useful lives of the respective assets.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined within the same segment when reporting units have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. The Company completed its annual goodwill impairment test in the fourth quarter of 2005 and determined that no goodwill was impaired.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Other Intangible Assets: Other intangible assets, which include patents, trademarks, trade names, license agreements, non-competition agreements, customer relationships, profit in backlog and other intangible assets acquired from an independent party, were $112,639 and $114,986 as of December 31, 2005 and 2004, respectively. Intangible assets with an indefinite life, namely certain trademarks, trade names, and license agreements, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from five to 20 years. Indefinite-lived intangible assets are tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company has determined that no material impairments existed as of December 31, 2005. Costs related to internally developed intangible assets are expensed as incurred.

Translation of Foreign Currencies: A significant amount of the Company’s products are manufactured in Canada and sold to U.S. customers. The Company’s Canadian operations also purchase materials from U.S. vendors. As a result, Canadian operations have cash, cash equivalent, accounts receivable, and accounts payable balances denominated in U.S. dollars. Translation of these balances to the operations’ functional currency, the Canadian dollar, results in foreign currency transaction gains and losses, which are recorded in selling and administrative expenses. When Canadian assets denominated in U.S. dollars exceed Canadian liabilities denominated in U.S. dollars and the Canadian dollar strengthens versus the U.S. dollar, the Company recognizes foreign currency transaction losses. When the Canadian dollar weakens versus the U.S. dollar, the Company recognizes foreign currency transaction gains. If the Company’s Canadian liabilities denominated in U.S. dollars exceeded Canadian assets denominated in U.S. dollars, the opposite would occur. Net losses resulting from foreign currency transactions were $1,636 in 2005, $2,318 in 2004, and $3,405 in 2003. The Company does not actively hedge or use derivative instruments to manage risk in these areas.

In addition, a significant amount of the Company’s net assets are at Canadian operations. The Company also had a minimal amount of net assets at Mexican operations. The translation of these net assets from the operations’ functional currency, the Canadian dollar or the Mexican peso, to the Company’s reporting currency, U.S. dollars, results in foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income. The Company’s foreign currency translation adjustments were gains of $5,652, $12,342, and $13,719 for the twelve months ended December 31, 2005, 2004, and 2003, respectively. Tax provisions have not been recorded for translation adjustments since the undistributed earnings of non-U.S. subsidiaries and joint venture companies have been, and are intended to be, indefinitely reinvested in foreign operations. The Company does not use derivative instruments to hedge its foreign currency risk of net investments in foreign operations.

Fair Value of Financial Instruments: The carrying amounts of cash equivalents, short-term investments, short-term debt, and long-term debt approximate fair value because of their short-term maturity and/or variable market-driven interest rates.

Self-Insurance for Workers’ Compensation and Medical Claims: The Company is insured for workers’ compensation and other casualty claims, but the deductible, $250 prior to August 2002 and $500 afterwards, exceeds the vast majority of claims. The Company estimates losses and reserve requirements for each open claim and records provisions for workers’ compensation claims based on consultation from the insurance provider and administrator. The Company also provides reserves for estimated losses for claims incurred but not reported and the future development of reported claims, based on actuarial and claims trend analysis performed by the Company’s casualty consultant.

The Company is self-insured for the medical benefit plans covering most of its employees. However, the Company also has insurance coverage for amounts on claims that exceed $250. The Company estimates its liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The validity of the lag factor is evaluated periodically and revised if necessary.

Collective Bargaining Agreements: As of December 31, 2005, the Company was a party to various collective bargaining agreements. Several of these collective bargaining agreements will expire in 2006. Management does not expect the expiration and renegotiation of these agreements to have a significant impact on 2006 production or results of operations.

Other New Accounting Standards: In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” that was previously stated in ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred by the Company during 2006. The Company does not expect SFAS No. 151 to have a material impact on the Company’s financial condition or results of operations.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The guidance is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company had no exchanges of nonmonetary assets during 2005, and does not expect SFAS No. 153 to have a material impact on the Company’s financial condition or results of operations.

In March 2005, the FASB issue FIN No. 47, “Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143.” FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred; generally upon acquisition, construction, or development and/or through normal operation of the asset. The Company adopted the provisions of FIN No. 47 in 2005 and determined it will not have a material impact on the Company’s financial condition or results of operations.

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

On July 14, 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 109, "Accounting for Income Taxes," that would address the accounting for uncertain tax positions. The exposure draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. The exposure draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The proposed interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS No. 109. The interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2006. The Company is currently evaluating the impact this proposed interpretation would have on its results of operations.

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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

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

The LLC Agreement required that GTG make the following distributions to the Members:

(i) a distribution to each Member, based on its percentage interest, for tax liabilities attributable to its participation as a Member of GTG based upon the effective tax rate of the Member having the highest tax rate; and

(ii) subject to the provisions of Delaware law and the terms of the primary GTG credit facility, distributions (exclusive of the tax distributions set forth above) to each of the Members so that Thomas received at least an aggregate of $3,000 and Genlyte received at least an aggregate of $6,375 per year. As a result of Genlyte’s acquisition of Thomas’ 32% minority interest in GTG, as explained in note (4) “Acquisitions,” GTG did not make any distributions under the LLC Agreement in 2004 or 2005. During 2003, GTG made distributions of $3,000 to Thomas and $6,375 to Genlyte.

(4) Acquisitions
            32% Minority Interest in GTG in 2004: Effective at the close of business on July 31, 2004, Genlyte, through its wholly-owned subsidiaries, acquired the 32% minority interest owned by Thomas in GTG for a cash price of $386,500 plus 32% of GTG’s earnings, less distributions to Thomas, from January 1, 2004 through the closing at July 31, 2004. The transaction was structured as an asset purchase of various interests owned by Thomas and certain of its subsidiary entities. The purchase price was $402,081 including $1,179 of acquisition related costs. The purchase price was determined through arm’s length negotiations between Genlyte and Thomas. The transaction was financed with approximately $88,981 of the Company’s available cash and short-term investment balances plus $313,100 borrowed from four new credit facilities.

The acquisition of Thomas’ 32% minority interest in GTG is accounted for using the purchase method of accounting. The total purchase price is allocated to 32% of the net tangible and identifiable intangible assets of GTG based on their estimated fair values as of July 31, 2004. The final allocation of the purchase price to 32% of the net assets acquired follows:

Inventory	$2,597
Property, plant and equipment	35,554
Goodwill	95,416
Trademarks/Trade names	72,742
Customer relationships	26,560
Patents	4,740
Backlog	2,717
Non-competition agreements	512
Other assets	3,252
Deferred income tax liability	(5,476)
Minority Interest	172,026
Accrued pension	(8,014)
Other long-term liabilities	(545)
Estimated total purchase price	$402,081

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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The Company’s statements of income reflect the discontinuation of Thomas’ minority interest as well as the decreased interest income, increased interest expense, and depreciation and amortization expenses resulting from the acquisition since the date of the acquisition. On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of each period presented, the Company’s results for the twelve months ended December 31, 2003 and 2004 would have been as follows:

	2004	2003
Net sales	$1,179,069	$1,033,899
Net income	$64,146	$54,210
Earnings per share	$2.31	$1.99

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

USS Manufacturing in 2004: On May 12, 2004, the Company acquired USS Manufacturing Inc. located in Renfrew, Ontario. USS Manufacturing specializes in tapered, fluted and round aluminum poles, brackets, standard and decorative arms for street and traffic lights, and flag poles. The purchase price of $3,131 was funded from cash on hand. In addition, liabilities of $429 were assumed.

The USS Manufacturing acquisition was accounted for using the purchase method of accounting. The determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) was $1,524, which was based on the purchase price allocation. The operating results USS Manufacturing have been included in the Company's consolidated financial statements since the dates of acquisition. The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” are not presented because USS Manufacturing is not considered a material acquisition.

New Oxford in 2004: On January 15, 2004, the Company acquired the assets of New Oxford Aluminum Company, a subsidiary of Lancaster Malleable Castings Company. The Company has continued foundry operations in the facility located in new Oxford, Pennsylvania. The New Oxford Aluminum Company had been a key supplier to the Company’s Hadco division. Approximately 27% of its 2003 sales were to divisions of the Company. The purchase price of $442 (including acquisition costs of $78) was funded from cash on hand.

The New Oxford acquisition was accounted for using the purchase method of accounting. Goodwill was not recorded for the New Oxford acquisition since the fair value of the net assets acquired was greater than the purchase price. The operating results of New Oxford have been included in the Company's consolidated financial statements since the dates of acquisition. The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because New Oxford is not considered a material acquisition.

Shakespeare in 2003: On May 27, 2003, the Company acquired certain light pole assets of the Shakespeare Industrial Group with locations in Newberry, South Carolina and Largo, Florida (Shakespeare), a subsidiary of K2 Inc. based in Carlsbad, California. Shakespeare manufactures composite decorative, commercial, and utility light poles; transmission and distribution poles; crossarms; and other composite products. The purchase price of $20,350 (including costs of acquisition), plus the assumption of $1,752 of liabilities, was funded from cash on hand.

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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(5) Restructuring and Related Costs
In the third and fourth quarters of 2005, the Company relocated its Gardco division from San Leandro, CA to a new facility in San Marcos, TX. In addition, the Company’s Wide-Lite division, historically located in San Marcos, TX, also moved into the new facility in the third quarter. The new facility, which was completed in the third quarter of 2005, is expected to reduce manufacturing costs, increase inventory turnover, improve on-time delivery, and reduce lead time. Wide-Lite’s former location, which was classified as held-for-sale with a carrying amount of $388 at December 31, 2005, relates entirely to the Commercial Segment and is expected to sell in the near future.

The Company’s restructuring costs relate entirely to the Commercial Segment and primarily include one-time involuntary termination benefits (severance), moving of equipment, relocation of certain employees, and accelerated depreciation of equipment not being moved. Of the $5,613 of restructuring costs incurred to date, $1,170 was included in operating expenses and $4,443 was included in cost of goods sold in the consolidated statement of income.

The following table summarizes estimated, incurred, and remaining costs for the restructuring actions by type as of December 31, 2005:

	Severance	Moving & Relocation	Facility Closing	Other Costs	Total
Estimated costs	$1,186	$1,515	$2,806	$298	$5,805
Cost incurred - year ended December 31, 2005	1,140	1,421	2,770	282	5,613
Remaining costs at December 31, 2005	$46	$94	$36	$16	$192

The following table presents a reconciliation of the beginning and ending liability balances for the year ended December 31, 2005:

	Severance	Moving & Relocation	Facility Closing	Other Costs	Total
Liability balance at January 1, 2005	$-	$-	$-	$-	$-
Costs incurred	1,140	1,421	2,770	282	5,613
Amounts paid	(529)	(1,029)	(2,770)	(282)	(4,610)
Liability balance at December 31, 2005	$611	$392	$-	$-	$1,003

The Company expects 98 production employees and 40 engineering, administrative, and sales employees to be terminated as a result of the restructuring (of which 98 and 29, respectively, were terminated in 2005).

(6) Two-for-One Stock Split
On April 28, 2005, the Company’s Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005. In order to facilitate the stock split, the Company filed with the Delaware Secretary of State a Certificate of Amendment to its Restated Certificate of Incorporation (“the Restated Certificate”), amending Article “Fourth” of the Restated Certificate, increasing the authorized shares of the Company’s common stock (par value $.01) from 30,000,000 to 100,000,000, with such amendment being effective as of April 28, 2005. All per share amounts were adjusted for the 100% stock dividend. This amendment did not affect the 5,000,000 shares of preferred stock (par value $.01) the Company was previously authorized to issue. All prior periods have been restated to reflect the two-for-one stock split.

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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(7) Gain on Settlement of Patent Litigation
On August 29, 2003, GTG settled a patent infringement lawsuit filed in March 2000 against Acuity Brands, Inc. and its Lithonia Lighting Division. The United States District Court for the Western District of Kentucky in Louisville had ruled in January 2003 that Lithonia’s plastic Insta-Lite product infringes GTG’s Quicklight plastic recessed lighting fixture patent. Lithonia paid GTG $8,000 and also agreed to cease selling the infringing version of its plastic recessed lighting product as of the end of 2003. The impact of the settlement on the Company’s 2003 operating profit was approximately $6,400, net of $1,600 of legal expenses, with a $2,600 impact on net income ($.10 per diluted share), after deducting minority interest and income taxes.

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

The components of income before income taxes and the provisions for income taxes for the years ended December 31 were as follows:
	2005	2004	2003
Income before income taxes:
Domestic	$105,458	$71,937	$59,157
Foreign	35,769	22,590	16,825
Income before income taxes	$141,227	$94,527	$75,982

Income tax provision (benefit):
Domestic:
Currently payable	$35,258	$26,844	$21,480
Deferred	9,868	1,181	1,469
Foreign:
Currently payable	11,546	8,778	6,580
Deferred	(289)	(529)	104
Income tax provision	$56,383	$36,274	$29,633

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate follows:

	2005	2004	2003
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	3.1%	3.2%	2.9%
Minority interest share of foreign taxes	-	0.9%	2.0%
Foreign tax rate differential	(0.9%)	(0.6%)	(0.9%)
Nondeductible portion of amortization and expenses	0.1%	0.1%	0.3%
Repatriation of foreign earnings	2.0%	-	-
Other	0.6%	(0.2%)	(0.3%)
Effective income tax rate	39.9%	38.4%	39.0%

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Significant temporary differences creating deferred tax assets and liabilities at December 31 follow:
	2005	2004
Deferred tax assets:
Accruals and credits	$402	$402
Total deferred tax assets	$402	$402

Deferred tax liabilities:
Investment in partnerships	$26,404	$14,060
Interest rate swaps	1,036	-
Foreign deferred liability	8,042	8,490
Total deferred tax liabilities	35,483	22,550
Net deferred tax liability	$35,080	$22,148
Classification:
Net current liability (asset)	$64	$(402)
Net non-current liability	35,016	22,550
Net deferred tax liability	$35,080	$22,148

Deferred tax assets and liabilities are classified as current or long-term according to the related asset and liability classification of the item generating the deferred tax. In order to comply with SFAS No. 109, the above classifications include a long-term deferred liability for the Company’s investment in GTG. In prior years, deferred tax assets and liabilities were classified based on the separate assets held inside GTG rather than the Company’s investment in GTG. As a result, 2004 reflects a correction of a classification in order to comply with SFAS No. 109. Specifically, the current deferred tax asset of $17,606 as of December 31, 2004, related to assets held in a partnership interest in GTG, is now presented as part of net long-term deferred tax liability.

The 2005 deferred tax provision is significantly higher than prior years due to the 2004 acquisition of Thomas’ 32% minority interest in GTG. In addition, an election under IRC Section 754 provides deductible goodwill for tax purposes, which creates a deferred tax liability.

As of January 1, 2006, GTG elected corporate taxpayer status for Federal tax purposes. As a result of this election, the classification of deferred income taxes disclosed in 2006 will differ from the classification disclosed for the year ended December 31, 2005. Generally, this will result in a change of presentation of certain deferred tax assets from long-term into the current classification based on the new separate taxpayer status of GTG. Mangement has yet to determine the impact this election will have on the 2006 income tax provision.

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

The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales. Under the guidance in FSP No. FAS 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. Effective in the first quarter of 2005, the Company qualified for the special tax deduction and considered it in determining the income tax provision for the twelve months ended December 31, 2005. This tax deduction resulted in an insignificant reduction in the Company’s effective tax rate for 2005, but management expects greater benefit in the future, after the deduction is fully phased-in.

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. FAS 109-2 allows companies additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. After evaluating the Act the Company repatriated $60,000 in foreign dividends, as defined in the Act, during the third quarter of 2005 and accordingly recorded a tax liability of $2,799 as of December 31, 2005, which increased the 2005 effective tax rate by 2.0%.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Undistributed earnings of non-U.S. subsidiaries and joint venture companies aggregated $70,200 on December 31, 2005 which, under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been, or are intended to be, indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, the taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

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

	(Amounts in thousands)
	2005	2004	2003
Weighted average common shares outstanding	27,749	27,261	26,960
Incremental common shares issuable: Stock option plans	617	508	234
Weighted average common shares outstanding assuming dilution	28,366	27,769	27,194

Common shares for 2004 and 2003 were adjusted for the two-for-one stock split which was payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005.

(10) Allowance for Doubtful Accounts
Changes in the Company’s allowance for doubtful accounts receivable during the years ended December 31 were as follows:

	2005	2004	2003
Balance, beginning of year	$6,918	$7,094	$6,366
Additions from companies acquired (1)	-	4	58
Additions charged to costs and expenses (2)	214	2,698	2,876
Additions (deductions) charged (credited) to other accounts (3)	27	(127)	(834)
Deductions	(1,142)	(2,751)	(1,372)
Balance, end of year	$6,017	$6,918	$7,094

(1) The amount in 2004 represents the amount acquired from USS Manufacturing. The amount in 2003 represents the amount acquired from Shakespeare Composite Structures and an adjustment to the amount acquired from Vari-Lite.
(2) Includes the provision for doubtful accounts or “bad debt expense” charged to selling and administrative expenses.
(3) The amount in 2003 primarily represents reductions in a Thomas Lighting allowance.

In addition, the Company also maintains allowances for the customers refusal to pay (returned products, billing errors, disputed amounts, etc., which result in credit memos charged to net sales). Management’s estimated allowances are based on the amounts returned and disputed by customers and estimated lag times for processing credit memos. The balances of these allowances were $8,366, $3,806, and $6,362 at December 31, 2005, 2004, and 2003, respectively.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(11) Goodwill and Other Intangible Assets
The changes in the net carrying amounts of goodwill by segment for the years ended December 31, 2004 and 2005 were as follows:
	Commercial	Residential	Industrial and Other	Total
Balance as of January 1, 2004	$124,510	$21,627	$4,395	$150,532
Acquisitions (a)	78,649	13,396	2,723	94,768
Adjustments to goodwill acquired previously (b)	5,761	(196)	-	5,565
Effect of exchange rate change on Canadian goodwill	2,779	12	28	2,819
Balance as of December 31, 2004	$211,699	$34,839	$7,146	$253,684
Effect of exchange rate change on Canadian goodwill	1,338	18	22	1,378
Adjustments to goodwill acquired previously (c)	1,812	298	61	2,171
Balance as of December 31, 2005	$214,849	$35,155	$7,229	$257,233

(a)
The acquisition of Thomas’ minority interest in GTG added $93,244 to goodwill. In addition, the USS Manufacturing acquisition in the second quarter of 2004 added $1,524 to goodwill. See note (4) “Acquisitions” for a more detailed discussion of the Company’s recent acquisitions.

(b)
In conjunction with the appraisal process related to the acquisition of Thomas’ 32% minority interest and the finalization of the Shakespeare Composite Structures purchase price allocation, the Company adjusted the carrying amount of certain property, plant, and equipment, intangible assets, and goodwill related to prior acquisitions.

(c)	After completing the tax basis step-up of the acquisition of Thomas’ 32% minority interest in GTG, the Company recorded a deferred tax liability adjustment to goodwill.

Summarized information about the Company’s other intangible assets follows:

	As of December 31, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$283	$283	$283	$227
Non-competition agreements	1,562	907	1,562	291
Customer relationships	26,560	1,890	26,560	562
Patents	5,758	767	5,694	356
Total amortized intangible assets	$34,163	$3,847	$34,099	$1,436

Unamortized intangible assets:
Trademarks and trade names	77,704		$77,704
License agreements	4,619		4,619
Total unamortized intangible assets	$82,323		$82,323
Total other intangible assets, net	$112,639		$114,986

The Company amortizes the non-competition agreements over two and five years, customer relationships over twenty years, and patents over five to fifteen years. Amortization expense for intangible assets was $2,408 in 2005, $4,280 in 2004, and $1,079 in 2003. The 2004 amortization expense includes $2,717 of one-time amortization related to the fair value of the profit in backlog, which was acquired with the acquisition of Thomas’ 32% minority interest and is fully amortized. Estimated amortization expense for intangible assets for the next five full years is $2,127 for 2006, $1,839 for 2007, $1,839 for 2008, $1,793 for 2009, and $1,728 for 2010.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The Company did not acquire any new companies in 2005; however, through acquisition of Thomas’ 32% minority interest in GTG in 2004, the Company acquired the following other intangible assets:

	As of December 31, 2004
	Gross Carrying Amount	Weighted Average Life (in years)
Amortized intangible assets:
Non-competition agreements	$512	5.0
Customer relationships	26,560	20.0
Patents	4,740	15.0
Profit in backlog	2,717	0.2
Total amortized intangible assets	$34,529	40.2

Unamortized intangible assets:
Trademarks and trade names	72,742
Total other intangible assets	$107,271

(12) Product Warranties
The Company offers a limited warranty that its products are free of defects in workmanship and materials. The specific terms and conditions vary somewhat by product line, but generally cover defects returned within one, two, three, or five years from date of shipment. The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation. The Company calculates its liability for warranty claims by applying a lag factor to the Company’s historical warranty expense to estimate unknown claims, as well as estimating the total amount to be incurred for known warranty issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the years ended December 31 were as follows:

	2005	2004
B Balance, beginning of year	$3,310	$4,034
Additions charged to expense	11,602	8,097
Deductions for repairs and replacements	10,326	8,821
Balance, end of year	$4,587	$3,310

(13) Accrued Expenses
Accrued expenses as of December 31 consisted of the following:

	2005	2004
Employee related costs and benefits	$54,612	$44,287
Advertising and sales promotion	13,440	13,025
Income and other taxes payable	9,043	10,757
Other accrued expenses *	24,097	25,427
Total accrued expenses	$101,192	$93,496

* Individual items are less than 5% of total current liabilities.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(14) Long-Term and Short-Term Debt
Long-term debt as of December 31 consisted of the following:
	2005	2004
U.S. revolving credit facility	$75,000	$45,000
U.S. term loan	-	95,000
Industrial revenue bonds	11,000	11,000
Capital leases	232	231
Total long-term debt	$86,232	$151,231
Less: current maturities (amounts payable within one year)	156	20,202
Non-current long-term debt	$86,076	$131,029

On December 9, 2005, Genlyte and its subsidiaries amended and restated the former credit agreement, which previously consisted of five-year U.S. and Canadian credit facilities and a $100,000 U.S. term loan entered into on August 2, 2004, to reduce borrowing fees and to provide additional borrowing capacity. The amended facilities now consist of a $260,000 U.S. revolving credit facility and a $27,000 Canadian revolving credit facility (in Canadian dollars) with the same syndicate of eleven banks maturing on October 31, 2010. According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged. As of December 31, 2005, total borrowings were $75,000 under the U.S. credit facility (which consists of the outstanding debt that was converted from the term loan) and zero under the Canadian credit facility. In addition, as of December 31, 2005, the Company had outstanding $20,168 of letters of credit, which are subject to a fee of 50 basis points and reduce the amount available to borrow under the U.S. facility. The letters of credit serve to guarantee the industrial revenue bonds as well as insurance reserves. As a result of the amended and restated credit agreement, $302 in debt issue costs related to the term loan were recognized in December 2005.

The U.S. revolving credit facility bears interest at the option of the borrower based upon either (1) the higher of the National City Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the Eurodollar Rate (“LIBOR”) plus the Eurodollar Margin (a margin as determined by Genlyte’s Leverage Ratio (total debt to EBITDA, or earnings before interest, taxes, depreciation, and amortization)). Borrowings on the Canadian revolving credit facility can be made in Canadian dollars or U.S. dollars. Loans in Canadian dollars bear interest at the option of the borrower based upon either (1) the Canadian Deposit Offered Rate (“CDOR”) as determined by the Canadian administrative agent plus the Eurodollar Margin, or (2) the higher of the Canadian prime rate or CDOR plus 1.0%. Loans in U.S. dollars bear interest at the same rates as the U.S. revolving credit facility. Based upon Genlyte’s Leverage Ratio as of December 31, 2005, the Eurodollar Margin was 0.40% and the commitment fee on the facility was 0.10%. As of December 31, 2005 the interest rate on the U.S. revolving credit facility was 4.875%.

Both facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature, including limitations on the aggregate amount of additional indebtedness outstanding, a maximum Leverage Ratio, and a minimum interest coverage ratio. As of December 31, 2005, the Company was in compliance with all of the covenants. Under the most restrictive covenant, which is the Leverage Ratio, the Company could incur approximately $366,000 in additional debt and still comply with the covenant.

The Company has $11,000 of variable rate Industrial Revenue Bonds that mature between 2009 and 2016. As of December 31, 2005, the weighted average interest rate on these bonds was 3.20%. These bonds are backed by the letters of credit mentioned above.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Future annual principal payments of long-term debt for the years ending December 31, are summarized as follows:

Year ending December 31,
2006	$156
2007	54
2008	14
2009	1,007
2010	80,001
Thereafter	5,000
Total long-term debt	$86,232

The Company’s short-term debt consists of a U.S. asset backed securitization (“ABS”) agreement for $100,000 “on balance sheet” financing, entered into by Genlyte and its wholly-owned subsidiary, Genlyte Receivables Corporation, which matures on July 31, 2006 and is renewable for one additional year. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity. As of December 31, 2005 and 2004, total borrowings were $80,140 and $92,489, respectively, under the ABS loan, which bears interest at one-month LIBOR plus 0.395%. As of December 31, 2005 the actual rate was 3.82%. Net trade accounts receivable pledged as collateral for borrowings under the ABS loan were $158,429 and $157,446, as of December 31, 2005 and 2004, respectively.

On August 2, 2004, the Company entered into interest rate swap contracts designated as cash flow hedges to provide fixed rate interest of approximately 3.0% on $100,000 for two years and 3.4% on $80,000 for three years. However, debt reductions during the third quarter of 2005 resulted in hedge “ineffectiveness” on a $50,000 portion of the $100,000 interest rate swap. See note (17) “Derivative Instruments and Hedging Activities.”

(15) Retirement Plans
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

The amounts included in the accompanying consolidated balance sheets for the U.S. and Canadian defined benefit plans, based on the funded status at September 30 of each year, follow:

	U.S. Plans		Canadian Plans
	2005	2004	2005	2004
Change in Benefit Obligations
Benefit obligations, beginning	$113,181	$108,227	$10,244	$8,626
Service cost	2,134	2,301	532	493
Interest cost	6,381	6,831	591	580
Benefits paid	(5,718)	(5,577)	(548)	(480)
Member contributions	-	-	100	92
Actuarial loss	5,560	1,381	826	(78)
Plan amendments	-	20	16	263
Foreign currency exchange rate change	-	-	405	748
Benefit obligations, ending	$121,538	$113,181	$12,166	$10,244

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The accumulated benefit obligations for U.S. defined benefit plans as of September 30, 2005 and 2004 were $118,915 and $110,927, respectively. The accumulated benefit obligations for Canadian defined benefit plans as of September 30, 2005 and 2004 were $12,166 and $10,017, respectively.

	U.S. Plans		Canadian Plans
	2005	2004	2005	2004
Change in Plan Assets
Plan assets at fair value, beginning	$90,068	$79,282	$9,262	$7,701
Actual gain (loss) on plan assets	14,134	12,264	1,069	590
Employer contributions	4,791	4,099	1,128	684
Member contributions	-	-	100	92
Benefits paid	(5,718)	(5,577)	(548)	(480)
Foreign currency exchange rate change	-	-	380	675
Plan assets at fair value, ending	$103,275	$90,068	$11,391	$9,262

The asset allocation for the Company’s U.S. and Canadian defined benefit plans as of September 30, 2005 and 2004, and the target allocation for 2006, by asset category, follow:

	U.S. Plans
	Target Allocation	Percentage of Plan Assets at September 30,
	2006	2005	2004
Asset Category
Equity securities	60%	64%	61%
Debt securities	40%	36%	39%
Cash	0%	0%	0%
Total	100%	100%	100%

	Canadian Plans
	Target Allocation	Percentage of Plan Assets at September 30,
	2006	2005	2004
Asset Category
Equity securities - Canadian	33%	32%	32%
Equity securities - foreign	25%	28%	25%
Debt securities	37%	35%	37%
Cash	5%	5%	6%
Total	100%	100%	100%

Equity securities did not include any shares of Genlyte common stock at December 31, 2005 or 2004.

The Company’s investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. Two institutional investment management firms were engaged in the U.S. and one in Canada to manage plan assets, which are invested in high quality equity and debt securities. The Company’s investment objective for U.S. plan assets is to exceed the return generated by an unmanaged index composed of the S&P 500 Stock Index and the Lehman Brothers Government/Corporate Bond Index in proportion to the target portfolio, while achieving a rate of return greater than the actuarially assumed rate. In November 2005, the Company allocated 5% of its investments to a “collective fund” with an objective to receive attractive risk-adjusted returns with moderate volatility. The Company’s investment objective for Canadian plan assets is to provide superior real rates of return through income and capital appreciation by investing in equity securities of generally larger companies with above-average earnings growth and a diversified portfolio of Canadian debt securities. The targeted asset allocations provide reasonable assurance that the actuarially assumed rates of return can be achieved over a long period of time.

The Company expects to contribute approximately $4,000 to its U.S. defined benefit plans and $1,120 to its Canadian defined benefit plans during 2006. Contributions are expected to at least meet the current law minimum funding requirements.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The Company expects future benefit payments as follows:

Year ending December 31,	U.S. Plans	Canadian Plans
2006	$6,499	$225
2007	6,806	224
2008	7,093	260
2009	7,354	277
2010	7,605	372
2011-2015	42,024	3,188
Total future benefit payments	$77,381	$4,546

The funded status of the plans, reconciled to the amounts reported in the accompanying consolidated balance sheets as of December 31, follow:

	U.S. Plans		Canadian Plans
	2005	2004	2005	2004
Funded Status of the Plans
Plan assets (less than) benefit obligations	$(18,263)	$(23,113)	$(775)	$(982)
Unrecognized transition obligation (asset)	-	-	(9)	(11)
Unrecognized actuarial loss	13,447	15,933	1,935	1,440
Unrecognized prior service cost	1,089	1,276	377	366
Contributions subsequent to measurement date	67	667	693	182
Foreign currency exchange rate change	-	-	119	148
Net pension (liability) asset	$(3,660)	$(5,237)	$2,340	$1,143

Balance Sheet Asset (Liability)
Accrued pension (liability)	$(17,087)	$(20,935)	$(55)	$(409)
Prepaid pension cost	2,011	1,830	-	-
Intangible asset	1,120	1,321	395	359
Accumulated other comprehensive income	10,296	12,547	2,000	1,193
Net (liability) asset recognized	$(3,660)	$(5,237)	$2,340	$1,143

Due to the acquisition of the 32% minority interest in GTG during 2004, additional pension liability was recognized in accordance with purchase accounting rules. U.S. plans recognized additional pension liability of $7,107 and Canadian plans recognized $907. The additional pension liability net of deferred taxes increased the purchase price allocated to goodwill.

As of September 30, 2005 and 2004, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. defined benefit plans and Canadian defined benefit plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets, were as follows:

	U.S. Plans		Canadian Plans
	2005	2004	2005	2004
Projected benefit obligation	$115,127	$106,548	$12,166	$9,410
Accumulated benefit obligation	112,504	104,293	12,162	9,198
Plan assets at fair value	95,351	82,691	11,391	8,382

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Components of the net annual periodic benefit costs were as follows:
	U.S. Plans
	2005	2004	2003
Components of Net Periodic Benefit Costs
Service cost	$2,134	$2,301	$2,218
Interest cost	6,381	6,831	6,180
Expected return on plan assets	(6,958)	(7,070)	(5,830)
Amortization of prior service cost	187	309	370
Recognized actuarial loss	868	1,389	1,165
Net pension expense for defined benefit plans	2,612	3,760	4,103
Defined contribution plans	6,947	5,352	4,807
Multi-employer plans for certain union employees	156	1,164	335
Total benefit costs	$9,715	$10,276	$9,245

	Canadian Plans
	2005	2004	2003
Components of Net Periodic Benefit Costs
Service cost	$532	$493	$293
Interest cost	591	580	480
Expected return on plan assets	(673)	(649)	(490)
Amortization of transitional items	(3)	(9)	(4)
Amortization of prior service cost	32	198	21
Recognized actuarial loss	32	763	82
Net pension expense for defined benefit plans	511	1,376	382
Defined contribution plans	1,522	948	616
Total benefit costs	$2,033	$2,324	$998

	U.S. Plans		Canadian Plans
	2005	2004	2005	2004
Weighted Average Assumptions
Discount rate	5.43%	5.81%	5.43%	5.81%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected return on plan assets	8.50%	8.50%	7.04%	7.04%

To develop the expected long-term rate of return on plan assets assumptions, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(16) Postretirement Benefit Plans
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

The amounts included in the accompanying consolidated balance sheets for the postretirement benefit plans, based on the funded status at September 30 of each year, follow:

	2005	2004
Change in Benefit Obligations
Benefit obligations, beginning	$5,382	$6,218
Service cost	39	45
Interest cost	296	335
Benefits paid	(298)	(535)
Actuarial (gain) loss	(124)	(681)
Benefit obligations, ending	$5,295	$5,382

	2005	2004
Funded Status of the Plans
Plan assets (less than) benefit obligations	$(5,295)	$(5,382)
Unrecognized prior service cost	(281)	(307)
Unrecognized actuarial loss	1,271	1,402
Post measurement date contributions	86	131
Accrued liability	$(4,219)	$(4,156)

Employer contributions	$298	$535
Benefits Paid	$(298)	$(535)

Components of net annual periodic benefit costs were as follows:
	2005	2004	2003
Components of Net Periodic Benefit Costs
Service cost	$39	$45	$51
Interest cost	296	335	380
Recognized prior service cost (credit)	(27)	(37)	(39)
Recognized actuarial loss	64	116	160
Net expense of postretirement plans	$372	$459	$552

The assumed discount rate used in measuring the obligations was 5.43% as of September 30, 2005 and 5.81% as of September 30, 2004. The assumed health care cost trend rate for 2005 was 10%, declining to 5.5% in 2013. A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each year would increase (decrease) the obligation at September 30, 2005 by $353 $(317), and the 2005 postretirement benefit expense by $26 $(23).

The Company expects to contribute $600 to its postretirement benefit plans during 2006.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which introduced a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. The Company has concluded that the prescription drug benefits provided under its postretirement plans are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy based on managements understanding of the Medicare Reform legislation and confirmation from the Company’s actuarial consultants.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The Company expects future benefit payments as follows:

Year ending December 31,	Prior to Medicare D	Subsidy Amount	Net of Subsidy
2006	$578	$63	$515
2007	585	63	522
2008	583	63	520
2009	572	62	510
2010	570	61	509
2011-2015	2,627	260	2,367
Total future benefit payments	$5,515	$572	$4,943

Due to the acquisition of the 32% minority interest in GTG during 2004, additional postretirement benefit liability of $545 was recognized in accordance with purchase accounting rules. The additional postretirement benefit liability increased the purchase price allocated to goodwill.

(17) Derivative Instruments and Hedging Activities
On August 2, 2004, the Company entered into interest rate swap contracts for the first time, which it accounts for in accordance with SFAS No. 133 (As Amended), “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), as amended. SFAS No. 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. For derivatives (swaps) that are not designated as hedges, gains or losses resulting from changes in fair value are recognized currently in the statement of income. For swaps that are designated as cash flow hedges, special “hedge accounting” applies so that the effective portion of such gains or losses is reported as a component of accumulated other comprehensive income (loss) and reclassified to the statement of income in the same period that the hedged transaction affects net income. The ineffective portion of any gains or losses is immediately recognized in the statement of income. If the swap is sold or terminated before the underlying debt is extinguished, the balance in accumulated other comprehensive income (loss) is amortized to net income (via interest income or interest expense) over the remaining life of the debt. If the debt is extinguished before the swaps are terminated, the balance in accumulated other comprehensive income (loss) is immediately recognized in interest income or interest expense.

The Company has designated its interest rate swap contracts as cash flow hedges. Under the terms of these swaps, the Company receives a LIBOR-based variable interest rate and pays a fixed interest rate of 3.0% on $100,000 for two years and 3.4% on $80,000 for three years. The fair value of these instruments is an asset position of $2,870 as of December 31, 2005 and is included in other current assets and other long-term assets in the accompanying consolidated balance sheets. The Company recorded fair value changes totaling $1,067 after tax for the twelve months ended December 31, 2005 in accumulated other comprehensive income (loss). However, during the third quarter of 2005, debt reductions resulted in the amount of hedged debt falling below the amount of the interest rate swap contracts. This resulted in hedge accounting “ineffectiveness” on a $50,000 interest rate swap. Thus, during the third quarter of 2005, the Company reclassified from accumulated other comprehensive income (loss) and deferred tax $384 (representing 70% of the amount previously recorded) and will amortize the remaining amount as the originally forecasted cash flows occur since one of the two $50,000 interest rate swaps no longer qualifies for hedge accounting under SFAS 133. The amortization of gains within accumulated other comprehensive income (loss) recorded in interest expense during 2005 totaled $38. Due to the fact that the hedge no longer qualifies for hedge accounting, the Company recorded an $80 net gain related to the change in market value of the one non-hedged interest rate swap. The Company does not expect additional debt payments to compromise the effectiveness of the remaining cash flow hedges. The interest rate swaps will be adjusted as the fair values of the swaps change. The Company estimates that none of the $1,348 in accumulated other comprehensive income (loss) will be reclassified to income in the next twelve months, other than the amortization of the non-hedged swap of $90.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(18) Lease Commitments
The Company rents office space, equipment, and computers under non-cancelable operating leases, some of which include renewal options and/or escalation clauses.  Rental expenses for operating leases amounted to $8,355 in 2005, $7,107 in 2004, and $7,472 in 2003.  Offsetting the rental expenses were sublease rentals of $392 in 2005, $346 in 2004, and $294 in 2003.  Two divisions of the Company also rent office furniture and an automobile under agreements that are classified as capital leases.  Future required minimum lease payments are as follows:

Year ending December 31,	Operating Leases	Capital Leases
2006	$6,543	$156
2007	4,883	54
2008	3,970	14
2009	3,149	7
2010	2,715	1
Thereafter	5,258	-
Total minimum lease payments	$26,518	232
Less amount representing interest		-
Present value of minimum lease payments		232

Total minimum lease payments on operating leases have not been reduced by minimum sublease rentals of $1,818 due in the future under non-cancelable subleases.

(19) Contingencies
Litigation: In the normal course of business, the Company is a plaintiff in various lawsuits and is also subject to various legal claims arising in the normal course of business, as a defendant and/or being a potentially responsible party in patent, trademark, product liability, environmental and contract claims and litigation. Based on information currently available, it is the opinion of management that the ultimate resolution of all pending and threatened claims against the Company will not have a material adverse effect on the financial condition or results of operations of the Company.

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

Environmental Remediation: The Company’s operations are subject to Federal, state, local, and foreign laws and regulations that have been enacted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The Company had established reserves of $3,257 and $3,336 at December 31, 2005 and 2004, respectively, that relate to estimated environmental remediation plans at several company facilities. The Company believes these reserves are sufficient to cover estimated environmental liabilities at that time; however, management continually evaluates the adequacy of those reserves, and they could change. Management does not anticipate that compliance with current environmental laws and regulations will materially affect the Company’s capital expenditures, results of operations, or competitive position in 2006.

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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

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

At December 31, 2005, the Company did not have any reserves related to indemnified liabilities; however, the Company has recorded liabilities or established reserves in the past to the extent any indemnified liabilities have been determined to be probable. As to unrecorded liabilities relating to any other indemnification liabilities, the Company does not believe that any amounts that it may be required to pay under any such indemnities will be material to the Company’s results of operations, financial condition, or liquidity.

(20) Stock Options
The purpose of the Genlyte 2003 Stock Option Plan is to enhance the profitability and value of Genlyte. Eligibility under this Plan shall be determined by the Compensation Committee of the Genlyte Board of Directors in its sole discretion. The Plan replaced the 1998 stock option plan, options under which are currently outstanding. The Plan provides that an aggregate of up to 4,000,000 shares of Genlyte common stock may be granted as incentive stock options or non-qualified stock options, provided that no options may be granted if the number of shares of Genlyte common stock that may be issued upon the exercise of outstanding options would exceed the lesser of 4,000,000 shares of Genlyte common stock or 10% of the issued and outstanding shares of Genlyte common stock.

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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Transactions under the 2003 and 1998 Stock Option Plans are summarized below:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding December 31, 2002	1,370,450	$13.32
Granted	538,700	13.98
Exercised	(227,240)	10.71
Forfeited and Expired	(52,550)	12.88
Outstanding December 31, 2003	1,629,360	13.92
Granted	760,800	29.86
Exercised	(382,410)	13.59
Forfeited and Expired	(27,200)	20.08
Outstanding December 31, 2004	1,980,550	20.02
Granted	504,600	41.75
Exercised	(414,930)	13.92
Forfeited and Expired	(40,780)	21.93
Outstanding December 31, 2005	2,029,440	$26.63

Exercisable at End of Year
December 31, 2003	371,560	$11.43
December 31, 2004	480,450	13.47
December 31, 2005	559,040	$14.37

Additional information about stock options outstanding as of December 31, 2005 is summarized below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$ 8.56 - $10.19	47,200	0.90	$9.67	47,200	$9.67
$12.69 - $13.88	467,040	3.75	13.65	246,840	13.69
$15.50 - $18.55	267,000	3.24	15.70	251,000	15.63
$19.00 - $20.26	23,000	4.05	19.45	14,000	19.60
$28.31 - $39.50	685,800	5.37	29.30	-	-
$40.48 - $51.17	539,400	6.31	41.68	-	-
	2,029,440	4.81	$26.63	559,040	$14.37

All stock option weighted average exercise prices and number of shares were adjusted for the two-for-one stock split which was payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005 (See note (6)).

The Company accounts for its stock options using the intrinsic value method of APB 25 and related interpretations. Because all options granted have had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation has been recognized. Pro forma information regarding net income and earnings per share, as if stock-based compensation cost had been determined using the fair value recognition provisions of SFAS No. 123, is provided in note (2) “Summary of Significant Accounting Policies - Stock-Based Compensation Costs.” The weighted average fair values used in the calculations of stock-based compensation cost for options granted in 2005, 2004, and 2003 were $12.85, $9.07, and $5.43, respectively.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Risk-free interest rate	3.9%	3.1%	4.1%
Expected life, in years	5.0	5.0	6.0
Expected volatility	26.1%	27.8%	32.6%
Expected dividends	-	-	-

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

(21) Preferred Stock Purchase Rights
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

Rights become exercisable when a person, entity, or group of persons or entities (“Acquiring Person”) acquires, or 10 business days following a tender offer to acquire, ownership of 20% or more of Genlyte’s outstanding common stock. In the event that any person becomes an Acquiring Person, each right holder will have the right to receive the number of shares of common stock having a then current market value equal to two times the aggregate exercise price of such rights. If Genlyte were to enter into certain business combination or disposition transactions with an Acquiring Person, each right holder will have the right to receive shares of common stock of the acquiring company having a value equal to two times the aggregate exercise price of the rights. Genlyte may redeem these rights in whole at a price of $.01 per right. The rights expire on September 12, 2009. As of December 31, 2005, these rights were not exercisable.

(22) Accumulated Other Comprehensive Income
Accumulated other comprehensive income at December 31 consisted of the following:

	2005	2004	2003
Minimum pension liability, after tax	$(3,242)	$(4,102)	$(11,489)
Foreign currency translation adjustments	25,502	19,850	7,508
Fair market value of interest rate swaps	1,348	281	-
Total accumulated other comprehensive income	$23,608	$16,029	$(3,981)

(23) Segment Reporting
For management reporting and control, the Company’s businesses are divided into three operating segments: Commercial, Residential, and Industrial and Other. Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” At December 31, 2005 the operating segments were comprised as follows:

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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

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

Intersegment sales are eliminated in consolidation and therefore not presented in the table below. Corporate assets and expenses are allocated to the segments. Information about the Company’s operating segments as of and for the years ended December 31 follows:
			Industrial
2005	Commercial	Residential	And Other	Total
Net sales	$919,548	$178,758	$153,888	$1,252,194
Operating profit	106,073	26,851	16,418	149,342
Assets	749,419	114,370	126,117	989,906
Depreciation and amortization	21,955	2,694	4,517	29,166
Expenditures for plant and equipment	29,637	3,498	6,288	39,423

2004
Net sales	$875,321	$165,228	$138,520	$1,179,069
Operating profit	86,833	19,345	10,640	116,818
Assets	732,433	112,005	103,626	948,064
Depreciation and amortization	21,240	2,910	3,919	28,069
Expenditures for plant and equipment	20,636	2,126	3,858	26,620

2003
Net sales	$764,628	$142,595	$126,676	$1,033,899
Operating profit	79,592	17,179	11,481	108,252
Assets	583,189	84,893	87,438	755,520
Depreciation and amortization	18,472	2,170	3,565	24,207
Expenditures for plant and equipment	13,636	1,647	2,276	17,559

The figures previously reported for 2003, 2004, and the first and second quarters of 2005 have been adjusted to reflect the correction of a classification.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(24) Geographical Information
The Company has operations throughout North America. Foreign net sales are all from Canadian operations. Foreign operating profit and long-lived assets are primarily in Canada, with a minor amount in Mexico. Information about the Company’s operations by geographical area as of and for the years ended December 31 follows:

2005	U.S.	Foreign	Total
Net sales	$1,028,640	$223,554	$1,252,194
Operating profit	115,670	33,672	149,342
Long-lived assets	465,327	76,147	541,474

2004
Net sales	$983,469	$195,600	$1,179,069
Operating profit	94,819	21,999	116,818
Long-lived assets	456,764	69,477	526,241

2003
Net sales	$858,940	$174,959	$1,033,899
Operating profit	86,436	21,816	108,252

(25) Selected Quarterly Financial Data (Unaudited)

	Quarter
2005	1st	2nd	3rd	4th	Full Year
Net sales	$301,361	$316,238	$325,622	$308,973	$1,252,194
Gross profit	109,266	117,912	120,642	118,401	466,221
Operating profit	31,835	37,859	40,930	38,718	149,342
Net income	18,006	21,538	21,873	23,427	84,844
Earnings per share:
Basic (1,2)	0.65	0.78	0.79	0.84	3.06
Diluted (1,2)	0.64	0.76	0.77	0.82	2.99
Market price:
High (2)	47.14	48.74	52.46	56.16	56.16
Low (2)	39.38	39.49	44.44	47.36	39.38

	Quarter
2004	1st	2nd	3rd (3)	4th	Full Year
Net sales	$ 277,362	$ 301,437	$ 303,085	$ 297,185	$ 1,179,069
Gross profit	95,116	107,549	106,941	108,525	418,131
Operating profit	24,997	26,995	29,302	35,524	116,818
Net income (4)	10,863	11,527	15,323	20,540	58,253
Earnings per share:
Basic (1,2)	0.40	0.42	0.56	0.75	2.14
Diluted (1,2)	0.39	0.42	0.55	0.73	2.10
Market price:
High (2)	30.08	31.44	33.04	43.63	43.63
Low (2)	25.51	27.62	29.37	32.24	25.51

(1)	Quarterly earnings per share amounts do not sum to full year amounts because of rounding.
(2)	Earnings per share and stock prices were adjusted for the two-for-one stock split which was payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005 (See note (6)).
(3)	Operating profit in the third quarter of 2004 included $5,314 amortization of profit in inventory and backlog related to the acquisition of the Thomas’ 32% minority interest in GTG (See note (4)).
(4)
The acquisition of Thomas’ 32% minority interest in GTG, which occurred at the close of business on July 31, 2004, had a positive impact on net income in the third and fourth quarters of 2004 due to the elimination of minority interest, net of ongoing amortization and depreciation, of $3,516 and $3,141, respectively.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(26) Subsequent Event

On January 1, 2006, the Company acquired the 49.5% minority interest owned by Schreder SA in the Lumec-Schreder joint venture for a cash price of approximately $1,000, increasing Genlyte’s interest to 100%. The Company plans to integrate the business into its Lumec division, which is headquartered in Montreal, Quebec. The transaction is not expected to have a significant impact on the Company’s financial results since the statements of income and balance sheets of Lumec-Schreder are currently consolidated in the Company’s financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES
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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on the results of this assessment, management concludes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required with respect to the Directors of Genlyte is included in the “Election of Directors” section of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

The information required with respect to the Audit Committee and the Compensation Committee is included in the “Board and Committee Meetings; Committee Matters Generally” section of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

The information required with respect to beneficial ownership reporting is included in the “Compliance With Section 16(a) of The Securities Exchange Act of 1934” and “Common Stock Ownership of Certain Beneficial Owners and Management” sections of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

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

Executive Officers
The Company’s executive officers do not hold specified terms of office, so their service does not “expire.” Present executive officers are:

Larry K. Powers
Mr. Powers, age 63, has served as President and Chief Executive Officer of the Company since January 1994 and has been an employee of the Company since 1983. Mr. Powers has also served as Chairman of the Board since April 2000 and a Director of Genlyte since July 1993.

Zia Eftekhar
Mr. Eftekhar, age 60, has served as Vice President - Executive Officer of the Company since April 2001 and President of Lightolier, the largest division of the Company, since June 1992. He has been an employee of Lightolier since 1968. Mr. Eftekhar has also served as a Director of Genlyte since February 2001.

William G. Ferko
Mr. Ferko, age 51, has served as Vice President, Chief Financial Officer, and Treasurer of the Company since November 1998. He served as Vice President and Chief Financial Officer of Goss Graphics Systems, Inc. from 1996 to 1998, and held various financial positions with Tenneco Inc. from 1976 to 1996.

Ronald D. Schneider
Mr. Schneider, age 55, has served as Vice President - Executive Officer of the Company since April 2000 and Vice President Operations of the Company since August 1998. He served as Vice President and General Manager Commercial & Industrial Division of Thomas Lighting from January 1997 to August 1998. Mr. Schneider had been an employee of Thomas since 1984.

Raymond L. Zaccagnini
Mr. Zaccagnini, age 56, has served as Corporate Secretary of the Company since February 1999 and Executive Officer - Vice President Administration of the Company since August 1998 (when GTG was formed from Genlyte and Thomas Lighting). He served as Vice President of Operations of Thomas Lighting from January 1997 to August 1998. Mr. Zaccagnini had been an employee of Thomas since 1977.

Daniel R. Fuller
Mr. Fuller, age 52, has served as Assistant Corporate Secretary of the Company since February 1999, Vice President and General Counsel of the Company since February 2000, and General Counsel of the Company from September 1998 to February 2000. He had been in private law practice from 1978 to September 1998.

ITEM 11. EXECUTIVE COMPENSATION
The information required with respect to executive compensation is included in the “Compensation of Directors” and “Compensation Committee Report on Executive Compensation” sections of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required with respect to security ownership is included in the “Voting Securities and Principal Holders Thereof” section of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required with respect to relationships and related transactions is included in the “Compensation Committee Interlocks and Insider Participation” and “Voting Securities and Principal Holders Thereof” sections of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required with respect to accounting fees and services is included in the “Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents appear in Item 8 “Financial Statements and Supplementary Data” and are filed as a part of this report on Form 10-K:

(a)	1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)
Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes.

3. EXHIBITS

For a list of exhibits filed as part of this report on Form 10-K, see the Exhibit Index on pages 67 to 69. Exhibits 10.1, 10.3, 10.4, and 10.7 are management contracts or compensatory plans or arrangements required to be filed.

(b)	EXHIBITS

The exhibits filed with this report on Form 10-K, as required by Item 601 of Regulation S-K, are incorporated by reference in or follow the Exhibit Index on pages 67 to 69.

(c)	FINANCIAL STATEMENT SCHEDULES

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

THE GENLYTE GROUP INCORPORATED
Registrant

Date: March 13, 2006	By: /s/ Larry K. Powers
Larry K. Powers
Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Genlyte and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry K. Powers	Chairman	March 13, 2006
Larry K. Powers	President & Chief Executive Officer
(Principal Executive Officer)	Director

/s/ William G. Ferko	Vice President	March 13, 2006
William G. Ferko	Chief Financial Officer
(Principal Financial Officer and	Treasurer
Principal Accounting Officer)

/s/ David M. Engelman	Director	March 13, 2006
David M. Engelman

/s/ Zia Eftekhar	Director	March 13, 2006
Zia Eftekhar

/s/ Robert D. Nixon	Director	March 13, 2006
Robert D. Nixon, Ph.D.

/s/ John T. Baldwin	Director	March 13, 2006
John T. Baldwin

EXHIBIT INDEX

No.	Description	Incorporated by Reference to:
2.1	Merger and Assumption Agreement, dated as of December 28, 1990, by and between Genlyte and Lightolier	Exhibit 10(d) to Genlyte’s report on Form 10-K filed with the Securities and Exchange Commission in March 1991
2.2	Master Transaction Agreement dated April 28, 1998 by and between Thomas and Genlyte	Exhibit 2.1 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
2.3	Limited Liability Company Agreement of GT Lighting, LLC (now named Genlyte Thomas Group LLC) dated April 28, 1998 by and among Thomas, Genlyte and GTG	Exhibit 2.2 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
2.4	Capitalization Agreement dated April 28, 1998 by and among GTG and Thomas and certain of its affiliates	Exhibit 2.3 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
2.5	Capitalization Agreement dated April 28, 1998 by and between GTG and Genlyte	Exhibit 2.4 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
2.6	Financial Statements of Business Acquired and Pro Forma Financial Information related to the formation of GTG	Exhibits 99.1 through 99.16 to Genlyte’s report on Form 8-K/A filed with the Securities and Exchange Commission on November 5, 1998
3.1	Amended and Restated Certificate of Incorporation of Genlyte, dated August 2, 1988	Exhibit 3(b) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
3.2	Amended and Restated Certificate of Incorporation of Genlyte, dated May 9, 1990	Exhibit 3(a) to Genlyte’s report on Form 10-K filed with the Securities and Exchange Commission in March 1993
3.3	Amended and Restated Bylaws of Genlyte, as adopted on May 16, 1988	Exhibit 3(c) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
4.1	Form of Stock Certificate for Genlyte Common Stock	Exhibit 4(a) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
4.2	Stock Purchase Agreement between Genlyte and purchasers of Genlyte Class B Stock, dated as of June 17, 1988	Exhibit 10(a) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
4.3	Rights Agreement, dated as of September 13, 1999, between Genlyte and The Bank of New York, as Rights Agent	Exhibit 4.1 to Genlyte’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 15, 1999
10.1*	Management Incentive Compensation Plan	Exhibit 10(i) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

No.	Description	Incorporated by Reference to:
10.2	Tax Sharing Agreement between Genlyte and Bairnco Corporation, dated July 15, 1988	Exhibit 10(k) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
10.3*	Genlyte 1998 Stock Option Plan	Annex A to Genlyte’s Proxy Statement (Form DEF 14A) for the 1998 Annual Meeting of Stockholders of Genlyte as filed with the Securities and Exchange Commission on March 23, 1998
10.4*	Genlyte 2003 Stock Option Plan	Annex A to Genlyte’s Proxy Statement (Form DEF 14A) for the 2003 Annual Meeting of Stockholders of Genlyte as filed with the Securities and Exchange Commission on March 24, 2003
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
Exhibit 10.1 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2004

No.	Description	Incorporated by Reference to:
10.12
Receivables Purchase Agreement dated as of August 2, 2004 among Genlyte Receivables Corporation, as Seller, Genlyte Thomas Group LLC, as Servicer, Jupiter Securitization Corporation, Bank One NA (Main Office Chicago), as Agent, and The Genlyte Group Incorporated, as Provider
Exhibit 10.2 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2004
10.13
Amended and Restated Credit Agreement dated as of December 9, 2005 among The Genlyte Group Incorporated, Genlyte Thomas Group LLC, Genlyte Holdings Inc., Genlyte Lighting Corporation, Genlyte CLP Nova Scotia ULC and Genlyte CGP Nova Scotia ULC as the Borrowers and the lending institutions named therein as the Lenders
Exhibit 10.1 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2005

Other Exhibits included herein:

21	Subsidiaries of The Genlyte Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* management contract or compensatory plan or arrangement