Form 10-Q
period 2006-04-01
GENLYTE GROUP INC
filed 2006-05-09
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

Commission File Number 0-16960
_______________
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

The number of shares outstanding of the issuer’s common stock as of April 29, 2006 was 28,127,356.

THE GENLYTE GROUP INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 1, 2006 AND APRIL 2, 2005
(Amounts in thousands, except earnings per share data)
(Unaudited)

	2006	2005
Net sales	$329,174	$301,361
Cost of sales	203,184	192,095
Gross profit	125,990	109,266
Selling and administrative expenses	81,788	76,830
Amortization of intangible assets	625	601
Operating profit	43,577	31,835
Interest expense, net	1,119	2,382
Minority interest	-	(31)
Income before income taxes	42,458	29,484
Income tax (benefit) provision	(6,169)	11,478
Net income	$48,627	$18,006

Earnings per share:
Basic	$1.74	$0.65
Diluted	$1.70	$0.64

Weighted average number of shares outstanding:
Basic	28,003	27,630
Diluted	28,669	28,238

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 1, 2006 AND DECEMBER 31, 2005
(Amounts in thousands, except share data)

	April 1, 2006	December 31, 2005
Assets:
Current Assets:
Cash and cash equivalents	$59,306	$78,042
Short-term investments	3,202	17,667
Accounts receivable, less allowances for doubtful accounts of
$5,948 and $6,017, as of April 1, 2006 and December 31, 2005	203,457	186,691
Inventories:
Raw materials	63,437	65,233
Work in process	17,787	17,750
Finished goods	72,101	69,590
Total inventories	153,325	152,573
Deferred income taxes and other current assets	32,214	13,459
Total current assets	451,504	448,432
Property, plant and equipment, at cost	450,727	446,236
Less: accumulated depreciation and amortization	286,174	280,159
Net property, plant and equipment	164,553	166,077
Goodwill	257,052	257,233
Other intangible assets, net of accumulated amortization	112,109	112,639
Other assets	5,650	5,525
Total Assets	$990,868	$989,906

Liabilities & Stockholders' Equity:
Current Liabilities:
Short-term debt	$80,140	$80,140
Current maturities of long-term debt	158	156
Accounts payable	110,356	115,678
Accrued expenses	81,376	101,192
Total current liabilities	272,030	297,166
Long-term debt	66,032	86,076
Deferred income taxes	28,676	35,016
Other long-term liabilities	25,500	26,036
Total liabilities	392,238	444,294
Commitments and contingencies (See note 10)
Stockholders' Equity:
Common stock ($.01 par value, 100,000,000 shares authorized;
29,925,772 and 29,761,192 shares issued as of April 1, 2006 and December 31, 2005;
28,109,856 and 27,945,266 shares outstanding as of April 1, 2006 and December 31, 2005)	281	280
Additional paid-in capital	69,269	64,207
Retained earnings	506,144	457,517
Accumulated other comprehensive income	22,936	23,608
Total stockholders' equity	598,630	545,612
Total Liabilities & Stockholders' Equity	$990,868	$989,906

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 1, 2006 AND APRIL 2, 2005
(Amounts in thousands)
(Unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net income	$48,627	$18,006
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	7,522	7,753
Net (gain) loss from disposals of property, plant and equipment	(9)	78
Provision for deferred income taxes	(25,341)	-
Minority interest	(1,037)	(30)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(16,899)	(9,267)
Inventories	(860)	(8,864)
Deferred income taxes and other current assets	220	(156)
Intangible and other assets	(249)	(149)
Increase (decrease) in:
Accounts payable	(7,427)	(8,616)
Accrued expenses	(20,007)	(14,085)
Deferred income taxes, long term	18	-
Other long-term liabilities	490	(25)
All other, net	(514)	2,281
Net cash used in operating activities	(15,466)	(13,074)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(5,005)	(10,351)
Proceeds from sales of property, plant and equipment	34	-
Purchases of short-term investments	-	(820)
Proceeds from sales of short-term investments	14,482	18,283
Net cash provided by investing activities	9,511	7,112
Cash Flows From Financing Activities:
Repayments of short-term debt	-	(6,536)
Proceeds from long-term debt	-	29,530
Repayments of long-term debt	(20,040)	(8,170)
Net increase (decrease) in disbursements outstanding	2,358	(261)
Exercise of stock options	2,777	3,109
Excess tax benefits from exercise of stock options	2,286	-
Net cash (used in) provided by financing activities	(12,619)	17,672
Effect of exchange rate changes on cash and cash equivalents	(162)	(416)
Net (decrease) increase in cash and cash equivalents	(18,736)	11,294
Cash and cash equivalents at beginning of period	78,042	56,233
Cash and cash equivalents at end of period	$59,306	$67,527

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF APRIL 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

(1)  Summary of Significant Accounting Policies
Basis of Presentation: Throughout this Form 10-Q, “Company” as used herein refers to The Genlyte Group Incorporated, including the consolidation of The Genlyte Group Incorporated and all majority-owned subsidiaries. “Genlyte” as used herein refers only to The Genlyte Group Incorporated. “GTG” as used herein refers to Genlyte Thomas Group LLC, which is owned 100% by Genlyte.

The financial information presented is unaudited, however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The year-end 2005 balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. The financial information is presented in U.S. dollars and has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to such rules and regulations. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month period ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from these estimates.

New Accounting Standards: In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” that was previously stated in ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred by the Company during 2006. SFAS No. 151 did not have a material impact on the Company’s financial condition or results of operations during the three months ended April 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The guidance became effective for the Company as of January 1, 2006; however, the Company had no exchanges of nonmonetary assets during the three months ended April 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 also requires that retrospective application of a

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF APRIL 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 became effective for the Company as of January 1, 2006 and did not have an impact on the Company’s financial condition or results of operations during the first quarter of 2006.

(2) Two-for-One Stock Split
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

(3) Stock Options
Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R eliminates the alternative to use the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Company has adopted SFAS No. 123R using the modified prospective method and has applied it to the accounting for Genlyte’s stock options. Under the modified prospective method, share-based expense is recognized for all awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Since all Genlyte stock options are granted for prior service, share-based expense will not be recognized for awards granted prior to, but not yet vested, as of January 1, 2006.

The adoption of SFAS No. 123R had no impact on the Company’s results of operations for the three months ended April 1, 2006 since no stock options were granted in the first quarter. SFAS No. 123R requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow ($2,286 in the first quarter of 2006), rather than as an other operating cash flow ($2,301 in the first quarter of 2005) as required under prior guidance.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF APRIL 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Prior to January 1, 2006, the Company accounted for its two stock option plans using the intrinsic value method of APB 25, as permitted by SFAS No. 123. Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost was recognized in the consolidated statements of income. Had stock-based compensation expense for the Company’s stock option plans been determined based on a calculated fair value using the Black-Scholes model at the grant date, consistent with the recognition provisions of SFAS No. 123R, the Company’s net income and earnings per share for the three months ended April 2, 2005 would have been as follows:

2005
Net income, as reported	$18,006
Stock-based compensation cost using fair value method, net of related tax effects	-
Net income, pro forma	$18,006

Earnings per share:
Basic, as reported	$0.65
Basic, pro forma	$0.65
Diluted, as reported	$0.64
Diluted, pro forma	$0.64

At April 1, 2006, the Company had two stock-based compensation (stock option) plans. The purpose of the stock options plans is to enhance the profitability and value of Genlyte. The 2003 Stock Option Plan (“the Plan”) replaced the 1998 Stock Option Plan, options under which are currently outstanding. Eligibility under the Plan shall be determined by the Compensation Committee of the Genlyte Board of Directors in its sole discretion. The Plan provides that an aggregate of up to 4,000,000 shares of Genlyte common stock may be granted as incentive stock options or non-qualified stock options, provided that no options may be granted if the number of shares of Genlyte common stock that may be issued upon the exercise of outstanding options would exceed the lesser of 4,000,000 shares of Genlyte common stock or 10% of the issued and outstanding shares of Genlyte common stock. When stock options are exercised, new shares are issued by the Company’s transfer agent.

The option exercise prices are established by the Compensation Committee of the Genlyte Board of Directors and cannot be less than the greater of the fair market value of a share of Genlyte common stock on the date of grant, or the par value of Genlyte common stock. The term of each option and the vesting schedule shall be fixed by the Compensation Committee, but no option shall be exercisable more than seven years after the date the option is granted and generally vest over three years.

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No options were granted during the three months ended April 1, 2006. The assumptions used for other grants prior to the adoption of SFAS No. 123R are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF APRIL 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Stock option transactions under the 2003 and 1998 Stock Option Plans during the three months ended April 1, 2006 are summarized below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,029,440	$26.63
Granted	-	-
Exercised	(165,280)	16.81
Forfeited and expired	(3,100)	27.43
Outstanding at April 1, 2006	1,861,060	$27.50	4.68	$75,634
Fully vested and exercisable at April 1, 2006	859,760	$17.54	3.62	$43,505

The total intrinsic value of the options exercised during the three months ended April 1, 2006 and April 2, 2005 was $7,049 and $6,376, respectively.

(4) Restructuring and Related Costs
In the third and fourth quarters of 2005, the Company relocated its Gardco division from San Leandro, CA to a new facility in San Marcos, TX. In addition, the Company’s Wide-Lite division, historically located in San Marcos, TX, also moved into the new facility in the third quarter. The new facility, which was completed in the third quarter of 2005, is expected to reduce manufacturing costs, increase inventory turnover, improve on-time delivery, and reduce lead time. Wide-Lite’s former location, which was classified as held-for-sale with a carrying amount of $388 at April 1, 2006, relates entirely to the Commercial Segment.

The Company’s restructuring costs relate entirely to the Commercial Segment and primarily include one-time involuntary termination benefits (severance), moving of equipment, relocation of certain employees, facility closing, and accelerated depreciation of equipment not being moved. Of the $186 of restructuring costs incurred in the first quarter of 2006, $83 was included in selling and administrative expenses and $99 was included in cost of sales in the consolidated statements of income.

The following table summarizes estimated, incurred, and remaining costs for the restructuring actions by type as of April 1, 2006:

	Severance	Moving & Relocation	Facility Closing	Other Costs	Total
Estimated costs	$1,186	$1,480	$2,866	$354	$5,886
Cost incurred – year ended December 31, 2005	1,140	1,421	2,770	282	5,613
Cost incurred – quarter ended April 1, 2006	39	5	88	54	186
Remaining costs at April 1, 2006	$7	$54	$8	$18	$87

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF APRIL 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents a reconciliation of the beginning and ending liability balances for the three months ended April 1, 2006:
	Severance	Moving & Relocation	Facility Closing	Other Costs	Total
Liability balance at January 1, 2006	$611	$392	$-	$-	$1,003
Costs incurred	39	5	88	54	186
Amounts paid	(397)	(373)	(88)	(54)	(912)
Liability balance at April 1, 2006	$253	$24	$-	$-	$277

The Company expects 98 production employees and 40 engineering, administrative, and sales employees to be terminated as a result of the restructuring (of which six engineering, administrative, and sales employees were terminated during the first quarter of 2006). All but four of the engineering, administrative, and sales employees have been terminated since the restructuring activities were initiated.

(5) Income Taxes
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

In January 2006, Genlyte elected corporate taxpayer status for its operating partnership, GTG. As a result of a change in tax status effective January 1, 2006, the Company recognized a $24,715 benefit for the difference between the deferred taxes accumulated on the outside basis in GTG and the deferred taxes related to the assets held inside GTG.

Further, the Company recorded $1,966 in income tax expense, net of foreign tax credits, for the anticipated repatriation of approximately $10,000 of earnings and $25,000 in return of capital from a wholly-owned subsidiary in Canada. The cash is expected to be repatriated in the second quarter of 2006. According to Accounting Principles Board (“APB”) No. 23, deferred taxes are to immediately be recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries. All other earnings of foreign subsidiaries have been, or are intended to be, indefinitely reinvested in foreign operations; thus, no provision has been made for any U.S. taxes that may be applicable thereto.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF APRIL 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

The components of income before income taxes and the (benefit) provision for income taxes for the three months ended April 1, 2006 and April 2, 2005 were as follows:
	2006	2005
Income before income taxes:
Domestic	$34,597	$22,108
Foreign	7,861	7,376
Income before income taxes	$42,458	$29,484

Income tax (benefit) provision:
Domestic:
Currently payable	$16,456	$8,943
Deferred	(25,832)	-
Foreign:
Currently payable	2,716	2,191
Deferred	491	344
Income tax (benefit) provision	$(6,169)	$11,478

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the three months ended April 1, 2006 and April 2, 2005 follows:

	2006	2005
Statutory federal rate	35.0%	35.0%
State income taxes, net of federal tax benefits	3.0%	3.0%
Change in tax status	(58.2)%	0.0%
Nondeductible portion of amortization and expenses	0.3%	0.2%
Foreign earnings repatriation	4.5%	0.0%
Other	0.9%	0.7%
Effective income tax rate	(14.5)%	38.9%

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF APRIL 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Significant temporary differences creating deferred tax assets and liabilities at April 1, 2006 and December 31, 2005 follow:

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts receivable	$3,807	$-
Inventory reserves	9,602	-
Accrued compensation expenses	9,547	-
Worker's compensation accrual	4,772	-
Other	3,519	402
Total deferred tax assets	31,247	402

Deferred tax liabilities:
Investment in partnership	-	26,404
Accelerated depreciation	9,312	-
Goodwill	22,271	-
Interest rate swaps	870	1,036
Foreign deferred liability	8,533	8,042
Total deferred tax liabilities	40,986	35,482
Net deferred tax liability	$9,739	$35,080

Classification:
Current (asset) liability	$(18,937)	$64
Net non-current liability	28,676	35,016
Net deferred tax liability	$9,739	$35,080

Deferred tax assets and liabilities are classified as current or long-term according to the related asset and liability classification of the item generating the deferred tax. The December 31, 2005 deferred taxes include a long-term deferred liability for Genlyte’s investment in GTG.

(6) Comprehensive Income
Comprehensive income for the three months ended April 1, 2006 and April 2, 2005 follows:

	2006	2005
Net income	$48,627	$18,006
Loss on foreign currency translation	(631)	(1,724)
(Loss) gain on change in fair value of interest rate swaps	(41)	2,081
Total comprehensive income	$47,955	$18,363

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF APRIL 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) Earnings Per Share
The calculation of the average common shares outstanding assuming dilution for the three months ended April 1, 2006 and April 2, 2005 follows:
	2006	2005
	(Amounts in thousands)
Weighted average common shares outstanding	28,003	27,630
Incremental common shares issuable: Stock option plans	666	608
Weighted average common shares outstanding assuming dilution	28,669	28,238

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

The components of net periodic pension benefit costs for U.S. and Canadian plans for the three months ended April 1, 2006 and April 2, 2005 follow:
	U.S. Plans
	2006	2005
Components of Net Periodic Benefit Costs:
Service cost	$628	$534
Interest cost	1,604	1,595
Expected return on plan assets	(1,914)	(1,729)
Amortization of prior service cost	42	47
Recognized actuarial loss	236	216
Net pension expense of defined benefit plans	596	663
Defined contribution plans	1,585	1,546
Multi-employer plans for certain union employees	45	40
Total benefit costs	$2,226	$2,249

	Canandian Plans
	2006	2005
Components of Net Periodic Benefit Costs:
Service cost	$155	$121
Interest cost	166	153
Expected return on plan assets	(210)	(166)
Amortization of transition amounts	(1)	(1)
Amortization of prior service cost	8	8
Recognized actuarial loss	12	8
Net pension expense of defined benefit plans	130	123
Defined contribution plans	328	284
Total benefit costs	$458	$407

During the three months ended April 1, 2006, the Company contributed $65 to its U.S. defined benefit plans and $130 to its Canadian defined benefit plans. The Company expects to contribute approximately $3,900 to its U.S. defined

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF APRIL 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

benefit plans and $990 to its Canadian defined benefit plans during the remainder of 2006. These amounts are based on the total contributions expected during 2006 to satisfy current minimum funding requirements.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the three months ended April 1, 2006 and April 2, 2005 were as follows:
	2006	2005
Balance, beginning of period	$4,587	$3,310
Additions charged to expense	1,965	2,424
Deductions for repairs and replacements	(2,001)	(2,449)
Balance, end of period	$4,551	$3,285

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

Environmental Remediation: The Company’s operations are subject to Federal, state, local, and foreign laws and regulations that have been enacted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The Company had established reserves of $3,258 and $3,257 at April 1, 2006 and December 31, 2005, respectively, that relate to estimated environmental remediation plans at several Company facilities. The Company believes these reserves are sufficient to cover estimated environmental liabilities at those dates; however, management continually evaluates the adequacy of those reserves, and they could change. Management does not anticipate that compliance with current environmental laws and regulations will materially affect the Company’s capital expenditures, results of operations, or competitive position during the remainder of 2006.

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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF APRIL 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

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

In connection with the purchase of assets and acquisitions of businesses, the Company has from time to time agreed to indemnify the seller from liabilities relating to events occurring prior to the purchase or for conditions existing at the time of the purchase or arising thereafter. These indemnities generally include potential environmental liabilities relating to the seller’s operations or activities, or operations directly associated with the acquired assets or businesses, or for the sale of products, or for certain actions or inactions, by the Company or by the acquired businesses, occurring before and after the purchase of the acquired assets or businesses. Indemnities associated with the acquisition of businesses are generally potential or contingent liabilities of the Company that can arise in the ordinary course of business. While generally the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under such indemnities, whenever any contingent liability becomes probable and can be reasonably estimated, or if it is probable at the time the assets or businesses are acquired, the Company records the incurred costs and establishes a reserve for future related costs or exposures.

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

(11) Segment Reporting
For management reporting and control, the Company’s businesses are divided into three operating segments: Commercial, Residential, and Industrial and Other. Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” At April 1, 2006 the operating segments were comprised as follows:

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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF APRIL 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Intersegment sales are eliminated in consolidation and therefore not presented in the table below. Corporate assets and expenses are allocated to the segments. Information about the Company’s operating segments for the three months ended April 1, 2006 and April 2, 2005 follows:

	Commercial	Residential	Industrial and Other	Total
2006
Net sales	$242,267	$44,820	$42,087	$329,174
Operating profit	$30,897	$7,723	$4,957	$43,577

2005
Net sales	$223,748	$41,574	$36,039	$301,361
Operating profit	$22,210	$6,192	$3,433	$31,835

The figures previously reported for 2005 have been adjusted to reflect the correction of a classification.

The Company has operations throughout North America. Foreign net sales are all from Canadian operations. Foreign operating profit is primarily in Canada, with a minor amount of expense in Mexico. Net sales and operating profit are attributed to each country based on the selling location. Information about the Company’s operations by geographical area for the three months ended April 1, 2006 and April 2, 2005 follows:

	United States	Foreign	Total
2006
Net sales	$273,536	$55,638	$329,174
Operating profit	$36,204	$7,373	$43,577

2005
Net sales	$249,363	$51,998	$301,361
Operating profit	$25,234	$6,601	$31,835

No material changes have occurred in total assets since December 31, 2005.

(12) Subsequent Event
On April 20, 2006, the Compensation Committee of Genlyte’s Board of Directors authorized the granting of 169,250 stock options. As mentioned in note (3) “Stock Options,” the Company adopted the modified prospective method of FAS 123R on January 1, 2006. As a result, assuming no additional stock options are granted in 2006, we expect to recognize approximately $1,000, or a negative net income impact of $660 after tax, in stock-based compensation expense during the remainder of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies, and outlook for the future. We believe it is useful to read our MD&A in conjunction with Item 1. “Financial Statements” of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

OVERVIEW

The Genlyte Group Incorporated holds a 100% interest in Genlyte Thomas Group LLC. We consider ourselves the second largest manufacturer of lighting fixtures in the world, and the largest company in the world devoted exclusively to selling lighting fixtures, controls, and related products. We currently estimate that we have a 16% share of the U.S. and Canadian lighting markets, which we estimate to be approximately $8.0 billion. We participate primarily in the commercial market, but also have a considerable position in the residential and industrial markets.

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

We are committed to product innovation. Our goal is to generate 30% of annual sales from new products released within the past three years and find that our most profitable divisions achieve or come very close to the 30% goal. During 2005, we released over 7,000 new products, over 400 new product families, and released 86 new customer catalogs and brochures. In addition, we are committed to growth through market share penetration and strategic acquisitions. We seek to grow our business at least 10% each year - 5% through internal growth (new products and markets) and 5% through strategic acquisitions. Since the formation of GTG in 1998, we have acquired eight companies, in addition to the 32% minority interest in GTG.

We operate primarily in the commercial lighting markets, with 73.6% of our first quarter 2006 net sales coming from the Commercial segment. Our commercial indoor and outdoor lighting business activity accelerated during the quarter and exceeded our expectations, while our Residential segment continued its relatively strong business pattern. Thus, our total net sales grew by 9.2% compared to the first quarter of 2005. All three of our segments enjoyed solid sales growth, with increases of 8.3% in the Commercial segment, 7.8% in the Residential segment, and 16.8% in the Industrial and Other segment.

Even though the cost of steel has leveled off, we continue to see year-over-year cost increases related to aluminum, copper, ballasts, zinc coatings, corrugated packaging and energy. These increases began to impact our product costs in the second half of 2004, continued to have a significant impact through the first quarter of 2006, and are expected to continue to impact results the remainder of 2006. We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by seeking a better product mix with higher value-added products and periodically evaluating our pricing strategies.

In response to realized and potential cost increases, we announced incremental price increases effective with May 2004, November 2004, and June 2005 orders. We are encouraged by the success of our new product and pricing strategies, which help protect our margins. Specifically, our ongoing industry leadership in product development and excellence in the order and quotation process further boosts the success of our price increases. As a result, our first quarter 2006 gross profit margin increased to 38.3% compared to 36.3% last year and the operating profit margin increased during the first quarter of 2006 to 13.2% from 10.6% last year. We continued to experience a year-over-year benefit from the price increases and estimate that approximately half of the sales increase in the first quarter of 2006 was due to price. We did not necessarily expect to attain the full amount of the announced price increases due to competitive pressures, but we believe that holding a significant portion of the price increases contributed to our successful first quarter. In order to maintain these net sales and margin improvements going forward, we recently announced a 5% to 10% price increase in most of our commercial product lines, which will be effective for June 2006 orders.

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

Some of the commercial and industrial construction market sectors remained relatively soft over the last few quarters, while the recovery we expected continued to stretch out. However, the traditional commercial construction market significantly improved in the first quarter, primarily due to the acceleration of post-hurricane Katrina construction activity combined with unseasonably warm weather in January 2006. In addition, the first quarter 2006 comparative results were favorably impacted by a surge of pre-buying activity in December 2004 ahead of the previously announced price increase, which resulted in artificially lower sales for the first quarter of 2005.

The strong residential construction market, which has been a significant force for us the past two to three years, leads to increased activity in smaller commercial projects such as shopping strip malls, small hotels, restaurants, banks, etc. While the residential market has been predicted to slow in response to mortgage interest rate increases, we continue to experience relatively strong results. In spite of the potential for a slowing residential market, we expect 2006 sales to continue at or to exceed the 2005 levels due to our focus on new product developments and developing new markets and opportunities for growth.

The results for the first quarter of 2006 were significantly impacted by some notable items. We were required to recognize a $24.7 million tax provision benefit related to an election by GTG changing from partnership to corporate status for income tax reporting purposes. As a result, deferred taxes accumulated on the outside basis of GTG, in excess of the deferred taxes on GTG’s inside basis, were recognized through the provision into net income. This tax benefit was partially offset by the $2.0 million of additional tax expense for a dividend of foreign subsidiary earnings. In addition, we incurred $1.8 million of operating expenses and start-up inefficiencies in the first quarter of 2006 related to the San Marcos employee relocation, plant consolidation, and severance pay.

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

  RESULTS OF OPERATIONS

Comparison of First Quarter 2006 to First Quarter 2005
Net sales for the first quarter of 2006 were $329.2 million, an increase of 9.2% compared to 2005 first quarter net sales of $301.4 million. The combination of a sales mix of higher quality products, the realization of previously announced price increases, an acceleration of post-hurricane Katrina construction activity, and the overall economy helped us achieve these first quarter increases. Net sales for the Commercial segment increased by 8.3%; net sales for the Residential segment increased by 7.8%; and net sales for the Industrial and Other segment increased by 16.8%. Acquisitions did not impact the first quarter sales improvements.

We initiated price increases ranging from 6% to 10% effective with June 2005 orders. Overall, we believe that approximately 5% of the net sales increase during the first quarter of 2006 was related to the price increases, with volume and product mix accounting for the remaining increase. The traditional volume and price sales analysis in the lighting industry is very difficult to calculate due to product mix which includes thousands of different products and multiple variations on most products. Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

Our residential, industrial, and entertainment lighting product sales continued to produce relatively strong results during the first quarter of 2006; however, we were pleasantly surprised by the improvement of the indoor and outdoor commercial construction market during the first quarter, primarily due to the acceleration of post-hurricane Katrina construction activity combined with unseasonably warm weather in January 2006. The commercial construction market had been forecasted to improve over the past several quarters; however, the recovery continued to stretch out until now, primarily due to lighting’s place as one of the last building materials to be installed in most construction projects.

Net sales for U.S. operations increased 9.7%, while net sales for the Canadian operations increased 7.0% compared to the first quarter of 2005. The increases were primarily due to a combination of price increases, new product offerings, improvement in our commercial market, and continued strength in our residential market and outdoor lighting businesses. However, net sales for the first quarter of 2006 were negatively impacted by start-up inefficiencies at our Gardco and Wide-Lite divisions, which recently relocated into a new manufacturing facility in San Marcos, Texas. The stronger Canadian dollar during the first quarter of 2006 compared to the first quarter of 2005 increased U.S. dollar sales of Canadian operations by $3.0 million. If the exchange rate had remained constant, net sales of Canadian operations would have increased 1.2%.

Cost of sales for the first quarter of 2006 was 61.7% of net sales, compared to 63.7% in the first quarter of 2005. Even though the market has experienced significant increases in the cost of copper, aluminum, zinc coatings, ballasts, inbound freight, interest rates, energy, and group health insurance, we have been able to improve our gross profit margin percentage to 38.3% in the first quarter of 2006, compared to 36.3% in the first quarter of 2005. The increase in gross margin is primarily attributed to the price increases previously discussed. In addition, the product mix of higher value-added products and our de-emphasis of lower margin business helped overall margins. In order to maintain the gross profit margin improvements, we have announced a 5% to 10% price increase on most product lines, which will become effective for June 2006 orders.

Selling and administrative expenses for the first quarter of 2006 were 24.8% of net sales, compared to 25.5% in the first quarter of 2005. The decrease in selling and administrative expenses as a percentage of net sales compared to the first quarter of 2005 is primarily due to increased sales levels in the first quarter of 2006, partially offset by increases in freight and sales commission expenses.

The strength of the Canadian dollar compared to the first quarter of last year resulted in a $403 thousand pre-tax benefit, or a positive net income impact of $265 thousand after income taxes, from translating operating income of Canadian operations at a higher exchange rate than the first quarter of 2005. In addition, the weakening Canadian dollar resulted in a $631 thousand foreign currency translation adjustment loss, which decreased accumulated other comprehensive income during the first quarter of 2006. In the first quarter of 2005, the weakening Canadian dollar resulted in a $1.7 million foreign currency translation adjustment loss, decreasing accumulated other comprehensive income. Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

In the first quarter of 2006, interest income was $684 thousand and interest expense was $1.8 million (net interest expense of $1.1 million). In the first quarter of 2005, interest income was $274 thousand and interest expense was $2.7 million (net interest expense of $2.4 million). In addition, we recorded net expense of $82 thousand during the first quarter of 2006 due to ineffective interest rate swaps. Since average cash, cash equivalents, and short-term investment balances were higher in the first quarter of 2006 compared to 2005 and interest rates increased, we recognized higher interest income in the first quarter of 2006. Further, interest expense was lower in the first quarter of 2006 compared to 2005 since a significant amount of debt was repaid over the past year.

Minority interest during the first quarter of 2005 represented the 49.5% ownership share of Lumec-Schreder’s results by Schreder SA, a Belgian holding corporation of the Schreder Group. However, on January 1, 2006 we acquired the 49.5% minority interest in Lumec-Schreder for a cash price of approximately $1.0 million, increasing our interest to 100%.

The effective tax rate was (14.5)% for the first quarter of 2006 compared to 38.9% for the first quarter of 2005. The effective tax rate for the first quarter of 2006 was negative, primarily due to the requirement to recognize a $24.7 million one-time tax provision benefit related to the change in corporate structuring of GTG from partnership status to corporate status for income tax reporting purposes. As a result, deferred taxes accumulated on the outside basis of GTG in excess of the deferred taxes on GTG’s inside basis, were recognized through the provision into net income. This tax benefit was partially offset by the $2.0 million of additional tax expense, net of foreign tax credits, for an anticipated cash repatriation of approximately $35.0 million, which is expected to be repatriated in the second quarter of 2006. According to Accounting Principles Board (“APB”) No. 23, deferred taxes are to be immediately recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries. Excluding the tax benefit, but including the tax expense for the foreign earnings repatriation, the effective tax rate for the first quarter of 2006 would have been 43.7%.

Net income for the first quarter of 2006 was $48.6 million ($1.70 per diluted share), an increase of 170.1% over the first quarter 2005 net income of $18.0 million ($0.64 per diluted share). Net income in the first quarter of 2006 benefited primarily from the $24.7 million ($0.86 per diluted share) one-time tax provision benefit mentioned above, which was slightly offset by the $2.0 million ($0.07 per diluted share) of additional tax expense for the anticipated foreign earnings repatriation. Excluding these items net income would be $25.9 million, an increase of 43.7% over the first quarter of 2005 net income. The combination of adding new products, maintaining previously announced price increases, and cost containment strategies helped us achieve higher net income in the first quarter of 2006.

Outlook for the Future
While the smaller commercial construction projects, such as strip shopping malls, small hotels, restaurants, banks, etc., have been relatively healthy over the last several quarters, the traditional commercial construction market significantly improved in the first quarter of 2006. Our outlook for the overall commercial construction market is continued growth through the end of 2006. In addition, residential construction remained relatively strong during 2005, although we believe the residential market has leveled off primarily due to increased interest rates, and we expect it to soften during the remainder of 2006.

Even though the cost of steel leveled off in 2005, we are expecting steel to increase in 2006 and continue to see year-over-year cost increases related to aluminum, copper, zinc coatings, ballasts, corrugated packaging and energy. These increases began to impact our product costs in 2004 and are expected to continue to impact results through the end of 2006. We will continue to diligently improve cost control and production efficiency, while attempting to improve margins through a better product mix with higher value-added products and periodic evaluation of our pricing strategies.

In response to realized and potential cost increases, we announced price increases ranging from 6% to 10% effective with June 2005 orders. Price increases are always subject to competitive pressure, and we did not necessarily expect to attain the full amount of the announced increases, but we believe we attained enough of the price increases to offset the majority of the cost increases. In order to maintain these net sales and margin improvements going forward, we recently announced a general price increase of 5% to 10%, which will become effective for June 2006 orders.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Accounting for Stock Based Compensation.” SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. We have adopted SFAS No. 123R using the modified prospective method and have applied it to the accounting for Genlyte stock options. Under the modified prospective method, share-based expense is recognized for all awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Since all Genlyte stock options are granted for prior service, share-based compensation expense will not be recognized for awards granted prior to, but not yet vested, as of January 1, 2006. The Compensation Committee of Genlyte’s Board of Directors authorized the granting of 169,250 stock options on April 20, 2006. Assuming no additional stock options are granted in 2006, we expect to recognize approximately $1.0 million, or a negative net income impact of $660 thousand after tax, in stock-based compensation expense during 2006.

In the third quarter of 2005 we completed the construction of a new 250,000 square foot HID (high intensity discharge) fixture manufacturing plant in San Marcos, Texas, and completed the relocation of our Wide-Lite and Gardco divisions into the new facility in the fourth quarter of 2005. The facility provides world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time. During the remainder of 2006, we expect to incur $87 thousand in operating expenses in order to complete the restructuring activities and approximately $1.3 million in additional start-up inefficiencies.

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

We were in a net debt position (total debt exceeded cash, cash equivalents, and short-term investments by $83.8 million) at April 1, 2006, compared to net debt of $70.7 million at December 31, 2005. Total debt decreased to $146.3 million at April 1, 2006, compared to $166.4 million at December 31, 2005, while cash, cash equivalents, and short-term investments decreased to $62.5 million at April 1, 2006 compared to $95.7 million at December 31, 2005. The increase in net debt from year-end resulted from traditional heavy cash needs for tax payments, customer rebates, and incentive compensation payments in the first quarter.

Working capital at April 1, 2006 was $179.5 million, compared to $151.3 million at December 31, 2005. This increase was primarily due to a $16.8 million increase in accounts receivable and a $25.1 million decrease in accounts payable and accrued expenses, which was offset by a $33.2 million decrease in cash, cash equivalents, and short-term investments. The accounts receivable increase reflects an increase in net sales and a normal seasonal trend in collections. Accounts receivable as a percentage of sales is normally at the lowest point of the year at the end of December and increases at the end of March of each year. In addition, the decrease in cash and accrued liabilities is due to payments of accrued liabilities for incentive compensation, profit sharing, and customer rebates, which are accrued during the previous year and are paid out in the first quarter. The current ratio was 1.7 at April 1, 2006, compared to 1.5 at December 31, 2005.

The ratio of total debt to total capital employed at April 1, 2006 was 19.6%, compared to 23.4% at December 31, 2005. Because of our expected strong cash flow, we believe this level of debt is manageable.

Summary of Cash Flows
A summary of the consolidated statements of cash flow for the three months ended April 1, 2006 and April 2, 2005 follows:

(Dollars in thousands)	2006	2005
Cash used in operating activities	$(15,466)	$(13,074)
Cash provided by investing activities	9,511	7,112
Cash (used in) provided by financing activities	(12,619)	17,672
Effect of exchange rate changes	(162)	(416)
Net (decrease) increase in cash and cash equivalents	$(18,736)	$11,294

During the first quarter of 2006, we used $15.5 million cash from operating activities, compared to the use of $13.1 million during the first quarter of 2005. The first quarter is usually our weakest quarter for cash flow, due to increases in accounts receivable and payments made on accrued expenses noted above. We expect operating activities to provide cash during each of the final three quarters of 2006.

Cash provided by investing activities is comprised primarily of proceeds from sales of short-term investments less purchases of short-term investments and purchases of property, plant and equipment. In the first quarter of 2006 and 2005, proceeds from sales of short-term investments exceeded purchases of short-term investments as these investment balances were reduced to pay accrued expenses mentioned above. Purchases of plant and equipment in the first quarter of 2006 of $5.0 million were $5.4 million lower than the first quarter of 2005. The decrease in capital spending in the first quarter of 2006 was primarily due to capital expenditures in the first quarter of 2005 related to the plant expansion at our Cornwall, Ontario facility and spending on the HID (high intensity discharge) manufacturing plant in San Marcos, Texas.

As mentioned above, we recently invested approximately $23.6 million to build and relocate into a new 250,000 square foot HID fixture manufacturing plant in San Marcos, Texas. The facility provides world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time. In the fourth quarter of 2005 we completed the relocation of our Gardco and Wide-Lite divisions into the new facility. We expect to complete the restructuring activities related to the relocation in the second quarter of 2006 and do not believe the remaining operating expenses of $87 thousand and start-up inefficiencies of approximately $1.3 million will materially impact liquidity and sources and uses of capital resources.

Cash used in financing activities during the first quarter of 2006 was $12.6 million, with $20.0 million in repayments of long-term debt offset by $5.1 million provided in cash and tax benefits from the exercise of stock options and a $2.4 million increase in disbursements outstanding. Cash provided by financing activities during the first quarter of 2005 was $17.7 million, with $29.5 million in proceeds from long-term debt offset by $14.7 million in payments on short-term and long-term debt. In addition, $3.1 million was provided from the exercise of stock options.

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

Our long-term debt at April 1, 2006 consisted of $55.0 million outstanding from the $260.0 million U.S. revolving credit facility, $11.0 million in industrial revenue bonds, and $0.2 million in capital leases. The revolving credit facilities are unsecured and we had no outstanding borrowings at April 1, 2006 under the Canadian credit facility. At April 1, 2006, we had $20.2 million in outstanding letters of credit under the U.S. revolving credit facility. The letters of credit reduce the amount available to borrow and guarantee the industrial revenue bonds as well as insurance reserves. We are in compliance with all of our debt covenants as of April 1, 2006.

Our short-term debt at April 1, 2006 consisted of a U.S. asset backed securitization (“ABS”) agreement for $100 million “on balance sheet” financing, entered into by Genlyte and its wholly owned subsidiary, Genlyte Receivables Corporation, which matures on July 31, 2006 and is renewable for one additional year. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity. As of April 1, 2006, our short-term debt consisted of $80.1 million outstanding under the ABS agreement. Net trade accounts receivable pledged as collateral for this loan were $176.5 million at April 1, 2006.

To hedge a portion of our exposure to uncertain future cash flows resulting from fluctuations in market interest rates, we entered into three interest rate swap contracts in August 2004. Under the terms of these swaps, we receive a LIBOR-based variable interest rate and pay a fixed interest rate of 3.0% on $100 million for two years and 3.4% on $80 million for three years. However, during the third quarter of 2005, debt reductions resulted in the amount of hedged debt falling below the amount of the interest rate swap contracts. This resulted in hedge accounting “ineffectiveness” on a $50 million interest rate swap. Thus, during the third quarter of 2005, we reclassified from accumulated other comprehensive income (loss) and deferred tax $384 thousand (representing 70% of the amount previously recorded) and will amortize the remaining amount as the originally forecasted cash flows occur since one of the two $50 million interest rate swaps no longer qualifies for hedge accounting under SFAS 133. The amortization of gains within accumulated other comprehensive income (loss) recorded in interest expense during the first quarter of 2006 totaled $38 thousand. Due to the fact that the hedge no longer qualifies for hedge accounting, during the first quarter of 2006 we recorded a $120 thousand net loss related to the change in market value of the one non-hedged interest rate swap. We do not expect additional debt payments to compromise the effectiveness of the remaining cash flow hedges. The interest rate swaps will be adjusted as the fair values of the swaps change. Management estimates that none of the $1.3 million in accumulated other comprehensive income (loss) will be reclassified to income in the next twelve months, other than the amortization of the non-hedged swap of $51 thousand. As a result of the interest rate swaps, we pay a weighted-average fixed interest rate of 3.66% (which includes interest rate spreads) on $130 million of debt. The fair value of the interest rate swap contracts were asset positions of $2.7 million and $2.9 million at April 1, 2006 and December 31, 2005, respectively.

Other

For the first quarter of 2006 and 2005, 16.9% and 17.3%, respectively, of our net sales were generated from operations in Canada. In addition, we have a production facility in Mexico. International operations are subject to fluctuations in currency exchange rates. We monitor our currency exposure in each country, but do not actively hedge or use derivative financial instruments to manage exchange rate risk. We cannot predict future foreign currency fluctuations, which have and will continue to affect our balance sheet and statement of income. The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $24.9 million gain as of April 1, 2006. Such adjustments were losses of $631 thousand and $1.7 million for the three months ended April 1, 2006 and April 2, 2005, respectively.

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

For a detailed discussion of critical accounting policies that affect the more significant estimates and assumptions used in the preparation of our consolidated financial statements, please refer to our Form 10-K for the year ended December 31, 2005. There have been no significant changes to any of these critical accounting policies since December 31, 2005.

NON-GAAP FINANCIAL INFORMATION

To supplement the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP), we have presented adjusted operating results which include non-GAAP financial information (such as adjusted net income, working capital, net debt, and total debt to total capital employed). This non-GAAP financial information is provided to enhance the user’s overall understanding of our current financial performance and prospects for the future. Specifically, management believes the non-GAAP financial information provides useful information to investors by excluding or adjusting certain items of operating results that were unusual and not indicative of our core operating results. This non-GAAP financial information should be considered in addition to, and not as a substitute for, or superior to, results prepared in accordance with GAAP. The non-GAAP financial information included herein has been reconciled to the nearest GAAP measure.

FORWARD-LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” and similar expressions are intended to identify such forward-looking statements. The statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; terrorist activities or war and the effects they may have on us or the overall economy; the ability to maintain or increase prices; customer acceptance of new product offerings; ability to sell to targeted markets; the performance of our specialty and niche businesses; availability and cost of steel, aluminum, copper, zinc coatings, corrugated packaging, ballasts, and other raw materials; work interruption or stoppage by union employees; increases in energy and freight costs; workers’ compensation, casualty and group health insurance costs; the costs and outcomes of various legal proceedings; increases in interest costs arising from an increase in rates; future acquisitions; the loss of key management personnel; foreign currency exchange rates; changes in tax rates or laws, and changes in accounting standards. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See “Part I. Item 1A. - Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2005 for additional factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2005.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant changes in the status of legal proceedings since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A. RISK FACTORS

There have been no significant changes in the status of risk factors since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2006.

At Genlyte’s Annual Meeting of Stockholders held April 20, 2006, the stockholders took the following actions:

Re-elected David M. Engelman to the Board of Directors for a term of three years. Mr. Engelman had 25,658,357 shares voted for and 911,062 shares withheld.

Re-elected John T. Baldwin to the Board of Directors for a term of three years. Mr. Baldwin had 25,480,260 shares voted for and 1,089,159 shares withheld.

The Board of Directors of Genlyte also consists of Larry K. Powers (Chairman and due for re-election in April 2007), Zia Eftekhar (due for re-election in April 2007), and Robert D. Nixon (due for re-election in April 2008).

ITEM 6. EXHIBITS

Exhibits are listed on the Exhibit Index on page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of May 9, 2006 by the undersigned thereunto duly authorized.

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