Form 10-Q
period 2006-08-10
GENLYTE GROUP INC
filed 2006-08-10
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

The number of shares outstanding of the issuer’s common stock as of July 29, 2006 was 28,183,381.

THE GENLYTE GROUP INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JULY 1, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005
(Amounts in thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1 and July 2		July 1 and July 2
	2006	2005	2006	2005
Net sales	$366,094	$316,238	$695,268	$617,599
Cost of sales	221,869	198,326	425,053	390,421

Gross profit	144,225	117,912	270,215	227,178
Selling and administrative expenses	91,819	79,452	173,607	156,282
Amortization of intangible assets	1,153	601	1,778	1,202

Operating profit	51,253	37,859	94,830	69,694
Interest expense, net	1,689	2,381	2,808	4,763
Foreign currency exchange gain on investment	(7,184)	-	(7,184)	-
Minority interest	-	32	-	1

Income before income taxes	56,748	35,446	99,206	64,930
Income tax provision	20,871	13,908	14,702	25,386

Net income	$35,877	$21,538	$84,504	$39,544

Earnings per share:
Basic	$1.27	$0.78	$3.01	$1.43
Diluted	$1.24	$0.76	$2.94	$1.40

Weighted average number of shares outstanding:
Basic	28,152	27,757	28,057	27,681
Diluted	28,830	28,379	28,723	28,292

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF JULY 1, 2006 AND DECEMBER 31, 2005
(Amounts in thousands, except share data)
(Unaudited)

	July 1, 2006	December 31, 2005
Assets:
Current Assets:
Cash and cash equivalents	$40,242	$78,042
Short-term investments	-	17,667
Accounts receivable, less allowances for doubtful accounts of
$6,981 and $6,017 as of July 1, 2006 and December 31, 2005	237,410	186,691
Inventories:
Raw materials	83,125	65,233
Work in process	27,091	17,750
Finished goods	78,950	69,590
Total Inventories	189,166	152,573
Deferred income taxes and other current assets	44,654	13,459
Total current assets	511,472	448,432
Property, plant and equipment, at cost	470,339	446,236
Less: accumulated depreciation and amortization	297,311	280,159
Net property, plant and equipment	173,028	166,077
Goodwill	339,183	257,233
Other intangible assets, net of accumulated amortization	139,780	112,639
Other assets	6,644	5,525
Total Assets	$1,170,107	$989,906

Liabilities & Stockholders' Equity:
Current Liabilities:
Short-term debt	$95,352	$80,140
Current maturities of long-term debt	119	156
Accounts payable	134,346	115,678
Accrued expenses	98,572	101,192
Total current liabilities	328,389	297,166
Long-term debt	127,111	86,076
Deferred income taxes	39,607	35,016
Accrued pension and other long-term liabilities	38,621	26,036
Total liabilities	533,728	444,294
Commitments and contingencies (See note (15))
Stockholders' Equity:
Common stock ($0.01 par value, 100,000,000 shares authorized;
29,996,147 and 29,761,192 shares issues as of July 1, 2006 and December 31, 2005;
28,180,231 and 27,945,266 shares outstanding as of July 1, 2006 and December 31, 2005)	282	280
Additional paid-in capital	71,895	64,207
Retained earnings	542,023	457,517
Accumulated other comprehensive income	22,179	23,608
Total stockholders' equity	636,379	545,612
Total Liabilities & Stockholders' Equity	$1,170,107	$989,906

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005
(Amounts in thousands)
(Unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net income	$84,504	$39,544
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	15,407	15,497
Net loss from disposals of property, plant and equipment	39	168
Provision for deferred income taxes	(27,106)	-
Foreign currency exchange gain on investment	(7,184)	-
Minority interest	(1,054)	2
Stock-based compensation expense	268	-
Changes in assets and liabilities, net of effect of acquisition:
(Increase) decrease in:
Accounts receivable	(33,753)	(22,803)
Inventories	(7,116)	(10,045)
Deferred income taxes and other current assets	12,061	1,196
Intangible and other assets	(379)	(828)
Increase (decrease) in:	-
Accounts payable	(470)	(6,532)
Accrued expenses	(21,441)	(8,352)
Deferred income taxes, long-term	(7,320)	658
Accrued pension and other long-term liabilities	815	524
All other, net	(282)	2,704
Net cash provided by operating activities	6,989	11,733
Cash Flows From Investing Activities:
Acquisition of business, net of cash received	(120,330)	-
Purchases of property, plant and equipment	(11,183)	(21,223)
Proceeds from sales of property, plant and equipment	45	2
Purchases of short-term investments	-	(818)
Proceeds from sales of short-term investments	17,826	18,146
Net cash used in investing activities	(113,642)	(3,893)
Cash Flows From Financing Activities:
Proceeds from short-term debt	15,212	5,846
Repayments of short-term debt	-	(7,005)
Proceeds from long-term debt	62,526	29,529
Repayments of long-term debt	(21,528)	(27,049)
Net increase (decrease) in disbursements outstanding	3,668	(1,282)
Exercise of stock options	3,922	3,440
Excess tax benefits from exercise of stock options	3,500	-
Net cash provided by financing activities	67,300	3,479
Effect of exchange rate changes on cash and cash equivalents	1,553	(521)
Net (decrease) increase in cash and cash equivalents	(37,800)	10,798
Cash and cash equivalents at beginning of period	78,042	56,233
Cash and cash equivalents at end of period	$40,242	$67,031

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF JULY 1, 2006
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

The financial information presented is unaudited, however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The year-end 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The financial information is presented in U.S. dollars and has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month and six-month periods ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Actual results could differ from these estimates.

New Accounting Standards: In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” that was previously stated in ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred by the Company during 2006. SFAS No. 151 did not have a material impact on the Company’s financial condition or results of operations during the six months ended July 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The guidance became effective for the Company as of January 1, 2006; however, the Company had no exchanges of nonmonetary assets during the six months ended July 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

changing to the new accounting principle. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 became effective for the Company as of January 1, 2006 and did not have an impact on the Company’s financial condition or results of operations during the first six months of 2006.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on dereocognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will become effective for the Company as of January 1, 2007. The Company is continuing to evaluate the provisions of FIN No. 48 and is not certain of the potential impact at this time.

(2) Acquisitions
JJI Lighting Group in 2006: On May 22, 2006, the Company acquired the JJI Lighting Group (“JJI”), which is headquartered in Greenwich, CT and has manufacturing operations in Franklin Park, IL; Mamaroneck, NY; Shelby, NC; Santa Ana, CA; Waterbury, CT; Erie, PA; and Ludenscheid, Germany. JJI was one of the largest privately held lighting fixture companies in the United States, prior to the acquisition, and has a group of recognized niche lighting brands that complements the Company’s current product offerings. The preliminary purchase price of $122,694 (including accrued acquisition costs of $1,623) was financed with $43,545 of the Company’s available cash and short-term investment balances plus $77,526 borrowed from the Company’s existing revolving credit facilities and asset backed securitization agreement. See note (11) “Long-term and Short-term Debt” for a more detailed description of the Company’s debt.

In accordance with the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets and the liabilities of JJI based on their estimated fair values as of May 22, 2006. The excess of the purchase price over the fair value of acquired assets and liabilities is allocated to goodwill. The preliminary allocation of the purchase price follows:

Cash	$741
Accounts receivable	15,600
Inventories	28,479
Other current assets	13,938
Property, plant and equipment	7,957
Goodwill	80,168
Other intangible assets	27,000
Profit in backlog	1,807
Other long-term assets	857
Accounts payable	(14,894)
Accrued expenses	(16,401)
Deferred income taxes	(9,688)
Pension liabilities	(12,870)
Preliminary purchase price	$122,694

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

The purchase price is subject to change since stipulations in the purchase agreement, such as the working capital adjustment which is to be finalized during a 120 day period subsequent to the closing date, have yet to be finalized. In addition, the allocation above is subject to adjustment pending the gathering of additional information, as it becomes available. Accordingly, all amounts above may change as the purchase price allocation is finalized.

The Company’s statement of income reflects the sales and earnings of JJI, as well as decreased interest income, increased interest expense, and depreciation and amortization expenses resulting from the acquisition as of the date of the acquisition. On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of each period presented, the Company’s results for the three months and six months ended July 1, 2006 and July 2, 2005 would have been as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$384,580	$350,569	$748,085	$686,261
Net income	$36,133	$23,265	$87,912	$44,499
Earnings per share	$1.25	$0.82	$3.06	$1.57

These pro forma amounts do not purport to show the exact results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future. Pro forma net income for each period presented reflects the following nonrecurring pro forma adjustments: (1) a charge of $1,807 for amortization of profit in backlog; (2) a charge of $268 to cost of sales for the step-up to fair market value of inventory; and (3) a charge of $150 to cost of sales for the depreciation of the step-up to fair market value of property, plant and equipment.

(3) Two-for-One Stock Split
On April 28, 2005, Genlyte’s Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005. In order to facilitate the stock split, Genlyte filed with the Delaware Secretary of State a Certificate of Amendment to its Restated Certificate of Incorporation (“the Restated Certificate”), amending Article “Fourth” of the Restated Certificate, increasing the authorized shares of Genlyte’s common stock (par value $.01) from 30,000,000 to 100,000,000, with such amendment being effective as of April 28, 2005. All per share amounts were adjusted for the 100% stock dividend. This amendment did not affect the 5,000,000 shares of preferred stock (par value $.01) Genlyte was previously authorized to issue. All prior periods have been restated to reflect the two-for-one stock split.

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

(4) Stock Options
Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R eliminates the alternative to use the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

requisite service. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Company has adopted SFAS No. 123R using the modified prospective method and has applied it to the accounting for Genlyte’s stock options. Under the modified prospective method, share-based expense is recognized for all awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Since all Genlyte stock options granted prior to December 31, 2006 were for prior service, share-based expense will not be recognized for awards granted prior to, but not yet vested, as of January 1, 2006.

On April 20, 2006, the Compensation Committee of Genlyte’s Board of Directors authorized the granting of 169,250 stock options. As a result of the adoption of SFAS No. 123R, the Company recorded $268 of share-based expense ($165 after-tax) for the three and six months ended July 1, 2006. In addition, the total income tax benefit recognized in the income statement for share-based compensation arrangements was $92 for the three and six months ended July 1, 2006. No share-based compensation expense was recorded in 2005. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense in Selling and Administrative Expenses. The Company accounts for any awards with graded vesting on a straight-line basis. As of July 1, 2006, the total compensation cost related to nonvested awards not yet recognized was $3,880, which will be recognized over the next 2.8 years. SFAS No. 123R requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow ($3,500 for the six months ended July 1, 2006), rather than as an other operating cash flow ($2,474 for the six months ended July 2, 2005) as required under prior guidance.

Prior to January 1, 2006, Genlyte accounted for its two stock option plans using the intrinsic value method of APB 25, as permitted by SFAS No. 123. Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost was recognized in the consolidated statements of income. Had stock-based compensation expense for the Company’s stock option plans been determined based on a calculated fair value using the Black-Scholes-Merton model at the grant date, Genlyte’s net income and earnings per share for the three months and six months ended July 2, 2005 would have been as follows:

	Three Months Ended	Six Months Ended
	July 2, 2005
Net income, as reported	$21,538	$39,544
Stock-based compensation cost using fair value	4,234	4,217
method, net of related tax effects
Net income, pro forma	$17,304	$35,327

Earnings per share:
Basic, as reported	$0.78	$1.43
Basic, pro forma	$0.62	$1.28
Diluted, as reported	$0.76	$1.40
Diluted, pro forma	$0.61	$1.25

At July 1, 2006, Genlyte had two stock-based compensation (stock option) plans. The purpose of the stock options plans is to enhance the profitability and value of Genlyte. The 2003 Stock Option Plan (“the Plan”) replaced the 1998 Stock Option Plan, options under which are currently outstanding. Eligibility under the Plan shall be determined by the Compensation Committee of the Genlyte Board of Directors in its sole discretion. The Plan, which expires on May 1, 2008, provides that an aggregate of up to 4,000,000 shares of Genlyte common stock may be granted as incentive

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

stock options or non-qualified stock options, provided that no options may be granted if the number of shares of Genlyte common stock that may be issued upon the exercise of outstanding options would exceed the lesser of 4,000,000 shares of Genlyte common stock or 10% of the issued and outstanding shares of Genlyte common stock. When stock options are exercised, new shares are issued by the Company’s transfer agent. As of July 1, 2006, since the inception of the Plan, the Company has granted a cumulative total of 1,462,650 options.

The option exercise prices are established by the Compensation Committee of the Genlyte Board of Directors and cannot be less than the greater of the fair market value of a share of Genlyte common stock on the date of grant, or the par value of Genlyte common stock. The term of each option and the vesting schedule shall be fixed by the Compensation Committee, but no option shall be exercisable more than seven years after the date the option is granted and options vest 50% after two years and 100% after three years following the date of the grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatility was based on historical volatility of Genlyte stock over the preceding number of years equal to the expected life of the options. The expected term of options granted was determined based on historical exercise behavior of similar employee groups. The risk-free rate was based on U.S. Treasury yield for terms equal to the expected life of the options at the time of grant. All inputs into the Black-Scholes-Merton model are estimates made at the time of grant. Future actual results could materially differ from these estimates, though without impact to future reported net income.

The following weighted average assumptions were used to estimate the fair value per share of stock options granted during the periods below:

	Three Months Ended July 1, 2006	Six Months Ended July 1, 2006
Weighted average fair value per share of options	$25.27	$25.27
Risk-free interest rate	4.7%	4.7%
Expected life, in years	4.3	4.3
Expected volatility	33.9%	33.9%
Expected dividends	-	-

The assumptions used for grants prior to the adoption of SFAS No. 123R are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Stock option transactions under the 2003 and 1998 Stock Option Plans during the six months ended July 1, 2006 are summarized below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,029,440	$26.63
Granted	169,250	71.96
Exercised	(234,955)	16.68
Forfeited and expired	(11,050)	33.50
Outstanding at July 1, 2006	1,952,685	$31.72	4.79	$79,489
Fully vested and exercisable at July 1, 2006	798,885	$17.66	3.38	$43,759

The total intrinsic value of the options exercised during the six months ended July 1, 2006 and July 2, 2005 was $10,909 and $7,326, respectively.

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

The Company’s restructuring costs relate entirely to the Commercial Segment and primarily include one-time involuntary termination benefits (severance), moving of equipment, relocation of certain employees, facility closing, and accelerated depreciation of equipment not being moved. Of the $309 of restructuring costs incurred in the first six months of 2006, $180 was included in selling and administrative expenses and $129 was included in cost of sales in the consolidated statements of income.

The following table summarizes estimated, incurred, and remaining costs for the restructuring actions by type as of July 1, 2006:

	Severance	Moving & Relocation	Facility Closing	Other Costs	Total
Estimated costs	$1,186	$1,511	$2,855	$370	$5,922
Cost incurred – year ended December 31, 2005	1,140	1,421	2,770	282	5,613
Cost incurred – six months ended July 1, 2006	46	90	85	88	309
Remaining costs at July 1, 2006	$-	$-	$-	$-	$-

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents a reconciliation of the beginning and ending liability balances (yet to be paid) for the six months ended July 1, 2006:

	Severance	Moving & Relocation	Facility Closing	Other Costs	Total
Liability balance at January 1, 2006	$611	$392	$-	$-	$1,003
Costs incurred	46	90	85	88	309
Amounts paid	(506)	(482)	(85)	(88)	(1,161)
Liability balance at July 1, 2006	$151	$-	$-	$-	$151

The Company has terminated 98 production employees and 37 engineering, administrative, and sales employees as a result of the restructuring (of which six engineering, administrative, and sales employees were terminated during the first six months of 2006). The Company expects an additional three engineering positions to be terminated before year-end. As of July 1, 2006, management considers the restructuring activities related to the relocation substantially completed.

(6) Income Taxes
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

Further, the Company recognized $2,424 in income tax expense in the first six months of 2006, net of foreign tax credits, for the repatriation of $35,918 of earnings and capital from a wholly-owned subsidiary in Canada, which occurred on May 9, 2006. According to Accounting Principles Board (“APB”) No. 23 “Accounting for Income Taxes - Special Areas,” deferred taxes are to immediately be recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries. All other earnings of foreign subsidiaries have been, or are intended to be, indefinitely reinvested in foreign operations; thus, no provision has been made for any U.S. taxes that may be applicable thereto.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

The components of income before income taxes and the (benefit) provision for income taxes for the three months and six months ended July 1, 2006 and July 2, 2005 were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Income before income taxes:
Domestic	$38,478	$26,328	$73,027	$48,436
Foreign	18,270	9,118	26,179	16,494
Income before income taxes	$56,748	$35,446	$99,206	$64,930

Income tax (benefit) provision:
Domestic:
Currently payable	$19,227	$10,667	$37,020	$19,610
Deferred	(80)	-	(27,249)	-
Foreign:
Currently payable	2,072	3,352	4,788	5,543
Deferred	(348)	(111)	143	233
Income tax provision	$20,871	$13,908	$14,702	$25,386

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the three months and six months ended July 1, 2006 and July 2, 2005 follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.8%	3.5%	2.9%	3.3%
Change in tax status	0.0%	0.0%	-24.9%	0.0%
Section 199 manufacturing deduction and nondeductible portion of amortization and expenses	-1.1%	0.1%	-0.5%	0.2%
Foreign earnings repatriation	0.8%	0.0%	2.4%	0.0%
Other	-0.7%	0.6%	-0.1%	0.6%
Effective income tax rate	36.8%	39.2%	14.8%	39.1%

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Significant temporary differences creating deferred tax assets and liabilities at July 1, 2006 and December 31, 2005 follow:

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts receivable	$4,153	$-
Inventory reserves	10,901	-
Accrued compensation expenses	11,451	-
Worker's compensation accrual	4,653	-
Interest	8,288	-
Other	5,336	402
Total deferred tax assets	44,782	402

Deferred tax liabilities:
Investment in partnership	-	26,404
Accelerated depreciation	8,951	-
Goodwill	36,630	-
Interest rate swaps	329	1,036
Foreign deferred liability	8,184	8,042
Total deferred tax liabilities	54,094	35,482
Net deferred tax liability	$9,312	$35,080

Classification:
Current (asset) liability	$(30,295)	$64
Net non-current liability	39,607	35,016
Net deferred tax liability	$9,312	$35,080

Deferred tax assets and liabilities are classified as current or long-term according to the related asset and liability classification of the item generating the deferred tax. The December 31, 2005 deferred taxes include a long-term deferred liability for Genlyte’s investment in GTG.

(7) Comprehensive Income
Comprehensive income for the three months ended July 1, 2006 and July 2, 2005 follows:

	2006	2005
Net income	$35,877	$21,538
Foreign currency translation gain recognized as income	(7,184)	-
Gain (loss) on foreign currency translation	6,427	(1,090)
Gain (loss) on change in fair value of interest rate swaps	2	(1,310)
Total comprehensive income	$35,122	$19,138

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Comprehensive income for the six months ended July 1, 2006 and July 2, 2005 follows:

	2006	2005
Net income	$84,504	$39,544
Foreign currency translation gain recognized as income	(7,184)	-
Gain (loss) on foreign currency translation	5,796	(2,814)
(Loss) gain on change in fair value of interest rate swaps	(39)	771
Total comprehensive income	$83,077	$37,501

(8) Earnings Per Share
The calculation of the average common shares outstanding assuming dilution for the three months ended July 1, 2006 and July 2, 2005 follows:

	2006	2005
	(Amounts in thousands)
Weighted average common shares outstanding	28,152	27,757
Incremental common shares issuable: Stock option plans	678	622
Weighted average common shares outstanding assuming dilution	28,830	28,379

The calculation of the average common shares outstanding assuming dilution for the six months ended July 1, 2006 and July 2, 2005 follows:

	2006	2005
	(Amounts in thousands)
Weighted average common shares outstanding	28,057	27,681
Incremental common shares issuable: Stock option plans	666	611
Weighted average common shares outstanding assuming dilution	28,723	28,292

(9) Goodwill and Other Intangible Assets
The changes in the net carrying amounts of goodwill by segment for the six months ended July 1, 2006 were as follows:

	Commercial	Residential	Industrial and Other	Total
Balance as of December 31, 2005	$214,849	$35,155	$7,229	$257,233
Acquisitions (a)	48,101	7,215	24,852	80,168
Effect of exchange rate change on Canadian goodwill	1,730	23	29	1,782
Balance as of July 1, 2006	$264,680	$42,393	$32,110	$339,183

(a) The acquisition of JJI added $80,168 to goodwill. See note (2) “Acquisitions” for a more detailed discussion of the Company’s recent acquisition.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Summarized information about the Company’s other intangible assets follows:

	As of July 1, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$283	$283	$283	$283
Non-competition agreements	1,562	1,208	1,562	907
Customer relationships	26,560	2,553	26,560	1,890
Trademarks	60	15	-	-
Profit in backlog	1,841	594	-	-
Patents	5,826	1,022	5,758	767
Total amortized intangible assets	$36,132	$5,675	$34,163	$3,847

Unamortized intangible assets:
Trademarks and trade names	$104,704		$77,704
License agreements	4,619		4,619
Total unamortized intangible assets	$109,323		$82,323
Total other intangible assets, net	$139,780		$112,639

The Company amortizes the non-competition agreements over two and five years, customer relationships over twenty years, trademarks over four years, profit in backlog over three months, and patents over five to fifteen years. Amortization expense for intangible assets was $1,778 during the first six months of 2006, compared to $1,202 during the first six months of 2005. Estimated amortization expense for intangible assets going forward is $2,221 for the remainder of 2006, $1,872 for 2007, $1,843 for 2008, $1,796 for 2009, and $1,724 for 2010.

Through acquisition of JJI on May 22, 2006 and Lumec-Schreder on January 6, 2006, the Company acquired the following other intangible assets:

	As of July 1, 2006
	Gross Carrying	Weighted Average
	Amount	Life (in years)
Amortized intangible assets:
Trademarks	$60	4.0
Profit in backlog	1,841	0.3
Total amortized intangible assets	$1,901	0.3

Unamortized intangible assets:
Trademarks and trade names	$27,000
Total other intangible assets	$28,901

The Company did not acquire any new companies in 2005.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) Product Warranties
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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the six months ended July 1, 2006 and July 2, 2005 were as follows:
	2006	2005
Balance, beginning of period	$4,587	$3,310
Addition from company acquired	226	-
Additions charged to expense	4,574	5,443
Deductions for repairs and replacements	(4,581)	(5,015)
Balance, end of period	$4,806	$3,738

(11) Long-Term and Short-Term Debt
Long-term debt as of July 1, 2006 and December 31, 2005 consisted of the following:
	2006	2005
U.S. revolving credit facility	$105,000	$75,000
Canadian revolving credit facility	11,082	-
Industrial revenue bonds	11,000	11,000
Capital leases	148	232
Total long-term debt	127,230	86,232
Less: current maturities (amounts payable within one year)	119	156
Non-current long-term debt	$127,111	$86,076

On December 9, 2005, Genlyte and its subsidiaries amended and restated the former credit agreement, which previously consisted of five-year U.S. and Canadian credit facilities and a $100,000 U.S. term loan entered into on August 2, 2004, to reduce borrowing fees and to provide additional borrowing capacity. The amended facilities now consist of a $260,000 U.S. revolving credit facility and a Canadian revolving credit facility of approximately $24,000 with the same syndicate of eleven banks maturing on October 31, 2010. According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged. As of July 1, 2006, total borrowings were $105,000 under the U.S. credit facility (which includes $50,000 borrowed to finance the May 22, 2006 acquisition of JJI) and $11,082 under the Canadian credit facility (which includes $12,526 borrowed to finance the JJI acquisition and $1,444 was subsequently repaid). In addition, as of July 1, 2006, the Company had outstanding $20,168 of letters of credit, which are subject to a fee of 50 basis points and reduce the amount available to borrow under the U.S. facility. The letters of credit serve to guarantee the industrial revenue bonds as well as insurance reserves.

The U.S. revolving credit facility bears interest at the option of the borrower based upon either (1) the higher of the National City Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the Eurodollar Rate (“LIBOR”) plus the Eurodollar Margin (a margin as determined by Genlyte’s Leverage Ratio (total debt to EBITDA, or earnings before interest, taxes, depreciation, and amortization). Borrowings on the Canadian revolving credit facility can be made in Canadian dollars or U.S. dollars. Loans in Canadian dollars bear interest at the option of the borrower based

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

upon either (1) the Canadian Deposit Offered Rate (“CDOR”) as determined by the Canadian administrative agent plus the Eurodollar Margin, or (2) the higher of the Canadian prime rate or CDOR plus 1.0%. Loans in U.S. dollars bear interest at the same rates as the U.S. revolving credit facility. Based upon Genlyte’s Leverage Ratio as of July 1, 2006, the Eurodollar Margin was 0.40% and the commitment fee on the facility was 0.10%. As of July 1, 2006 the interest rate on the U.S. revolving credit facility was 5.617% and 4.728% on the Canadian revolving credit facility.

Both facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature, including limitations on the aggregate amount of additional indebtedness outstanding, a maximum Leverage Ratio, and a minimum interest coverage ratio. As of July 1, 2006, the Company was in compliance with all of the covenants. Under the most restrictive covenant, which is the Leverage Ratio, the Company could incur approximately $408,000 in additional debt and still comply with the covenant.

The Company has $11,000 of variable rate Industrial Revenue Bonds that mature between 2009 and 2016. As of July 1, 2006, the weighted average interest rate on these bonds was 3.84%. These bonds are backed by the letters of credit mentioned above.

Future annual principal payments of long-term debt for the years ending December 31, are summarized as follows:

Year ending December 31,
2006 (remaining six months)	$85
2007	41
2008	14
2009	1,007
2010	121,083
Thereafter	5,000
Total long-term debt	$127,230

The Company’s short-term debt consists of a U.S. asset backed securitization (“ABS”) agreement for $100,000 “on balance sheet” financing, entered into by Genlyte and its wholly-owned subsidiary, Genlyte Receivables Corporation, which matured on July 31, 2006 and was subsequently renewed for one additional year. The ABS agreement now expires on July 31, 2007. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity. As of July 1, 2006 and December 31, 2005, total borrowings were $95,352 (of which $15,000 was borrowed to fund the acquisition of JJI) and $80,140, respectively, under the ABS loan, which bears interest at one-month LIBOR plus 0.32%. As of July 1, 2006 the actual rate was 5.57%. Net trade accounts receivable pledged as collateral for borrowings under the ABS loan were $179,067 and $158,429, as of July 1, 2006 and December 31, 2005, respectively.

On August 2, 2004, the Company entered into interest rate swap contracts designated as cash flow hedges to provide fixed rate interest of approximately 3.0% on $100,000 for two years (which subsequently expired on July 31, 2006) and 3.4% on $80,000 for three years. However, debt reductions during the third quarter of 2005 resulted in hedge “ineffectiveness” on a $50,000 portion of the $100,000 interest rate swap. In addition, on May 22, 2006, the Company entered into additional interest rate swap contracts designated as cash flow hedges to provide fixed rate interest on debt borrowed under the U.S. revolving credit facility of approximately 5.7% (which includes interest rate spreads) on $25,000 for three years and 5.7% (which includes interest rate spreads) on $25,000 for four years. See note (12) “Derivative Instruments and Hedging Activities.”

Interest expense, net is comprised primarily of interest expense on long-term and short-term debt, partially offset by interest income on cash, cash equivalents, and short-term investments and additional income before taxes on the

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

interest rate swap that is no longer effective according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The following table summarizes the components of interest expense (income), net for the three and six months ended July 1, 2006 and July 2, 2005:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Interest expense	$2,175	$2,686	$3,857	$5,342
Interest (income)	(640)	(305)	(1,284)	(579)
Additional expense from revaluation of swaps	154	-	235	-
Interest expense, net	$1,689	$2,381	$2,808	$4,763

(12) Derivative Instruments and Hedging Activities
The Company hedges a portion of its debt with interest rate swap contracts, which it accounts for in accordance with SFAS No. 133 (As Amended), “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), as amended. SFAS No. 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. For derivatives (swaps) that are not designated as hedges, gains or losses resulting from changes in fair value are recognized currently in the statement of income. For swaps that are designated as cash flow hedges, special “hedge accounting” applies so that the effective portion of such gains or losses is reported as a component of accumulated other comprehensive income (loss) and reclassified to the statement of income in the same period that the hedged transaction affects net income. The ineffective portion of any gains or losses is immediately recognized in the statement of income. If the swap is sold or terminated before the underlying debt is extinguished, the balance in accumulated other comprehensive income (loss) is amortized to net income (via interest income or interest expense) over the remaining life of the debt. If the debt is extinguished before the swaps are terminated, the balance in accumulated other comprehensive income (loss) is immediately recognized in interest income or interest expense.

The Company has designated its interest rate swap contracts as cash flow hedges. Under the terms of the swaps entered into on August 2, 2004, the Company receives a LIBOR-based variable interest rate and pays a fixed interest rate of 3.0% on $100,000 for two years and 3.4% on $80,000 for three years. In addition, the Company entered into additional interest rate swap contracts on May 22, 2006, which receive a LIBOR-based variable interest rate and pay a fixed interest rate of approximately 5.7% (which includes interest rate spreads) on $25,000 for three years and 5.7% (which includes interest rate spreads) on $25,000 for four years. The fair value of these instruments is an asset position of $2,571 as of July 1, 2006 and is included in other current assets and other long-term assets in the accompanying consolidated balance sheets. The Company recorded fair value changes totaling $39 after tax for the six months ended July 1, 2006 in accumulated other comprehensive income (loss).

During the third quarter of 2005, debt reductions resulted in the hedged debt balance falling below the amount of the interest rate swap contracts, which resulted in hedge accounting “ineffectiveness” on a $50,000 interest rate swap entered into in 2004. Thus, during the third quarter of 2005, the Company reclassified from accumulated other comprehensive income (loss) and deferred tax $384 (representing 70% of the amount previously recorded). The remaining 30% is amortized over the swap contract as the originally forecasted cash flows occur since one of the two $50,000 interest rate swaps no longer qualifies for hedge accounting under SFAS No. 133. The amortization of gains within accumulated other comprehensive income (loss) recorded in interest expense during the second quarter of 2006 totaled $38. Due to the fact that the hedge no longer qualifies for hedge accounting, during the second quarter of 2006 the Company recorded a $192 net loss related to the change in market value of the non-hedged interest rate swap. Management does not expect additional debt payments to compromise the effectiveness of the remaining cash flow hedges. The interest rate swaps will be adjusted as the fair values of the swaps change. Management estimates that none of the $1,309 in accumulated other comprehensive income (loss) will be reclassified to income in the next twelve

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

months, other than $170 relating to the effective swap that expired on July 31, 2006 and the amortization of the non-hedged swap of $8.

(13) Retirement and Other Postretirement Benefit Plans
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

The components of net periodic pension benefit costs for U.S. and Canadian plans for the three and six months ended July 1, 2006 and July 2, 2005 follow:

	U.S. Plans
	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Components of Net Periodic Benefit Costs:
Service cost	$628	$534	$1,256	$1,067
Interest cost	1,604	1,595	3,208	3,190
Expected return on plan assets	(1,914)	(1,729)	(3,828)	(3,458)
Amortization of prior service cost	42	47	84	94
Recognized actuarial loss	236	216	472	433
Net pension expense of defined benefit plans	596	663	1,192	1,326
Defined contribution plans	1,703	1,631	3,288	3,163
Multi-employer plans for certain union employees	39	37	84	77
Total benefit costs	$2,338	$2,331	$4,564	$4,566

	Canadian Plans
	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Components of Net Periodic Benefit Costs:
Service cost	$157	$121	$312	$241
Interest cost	169	152	335	304
Expected return on plan assets	(214)	(165)	(424)	(330)
Amortization of transition amounts	(1)	(1)	(2)	(1)
Amortization of prior service cost	8	7	16	15
Recognized actuarial loss	13	8	25	15
Net pension expense of defined benefit plans	132	122	262	244
Defined contribution plans	385	334	713	612
Total benefit costs	$517	$456	$975	$856

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

During the six months ended July 1, 2006, the Company contributed $136 to its U.S. defined benefit plans and $269 to its Canadian defined benefit plans. The Company expects to contribute approximately $3,800 to its U.S. defined benefit plans and $850 to its Canadian defined benefit plans during the remainder of 2006. These amounts are based on the total contributions expected during 2006 to satisfy current funding requirements. In addition, the Company has elected to terminate the domestic defined benefit plans of JJI, which was acquired on May 22, 2006, and expects to fund approximately $7,200 for this purpose.

(14) Operating Leases
The Company rents office space, equipment, and computers under non-cancelable operating leases, some of which include renewal options and/or escalation clauses. JJI, which was acquired on May 22, 2006, has a substantial amount of operating leases; thus, the Company’s future minimum operating lease payments have significantly changed from prior year. Future minimum operating lease payments are as follows:

Year ending December 31,
Remainder of 2006	$4,936
2007	8,409
2008	5,773
2009	4,617
2010	3,169
2011	2,519
Thereafter	5,911
Total minimum lease payments	$35,334

Total minimum lease payments on operating leases have not been reduced by minimum sublease rentals of $2,025 due in the future under non-cancelable subleases.

(15) Contingencies
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

Environmental Remediation: The Company’s operations are subject to Federal, state, local, and foreign laws and regulations that have been enacted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The Company had established reserves of $3,899 and $3,257 at July 1, 2006 and December 31, 2005, respectively, that relate to estimated environmental remediation plans at several Company facilities. The Company believes these reserves are sufficient to cover estimated environmental liabilities at those dates; however, management continually evaluates the adequacy of those

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

reserves, and they could change. Management does not anticipate that compliance with current environmental laws and regulations will materially affect the Company’s capital expenditures, results of operations, or competitive position during the remainder of 2006.

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

(16) Segment Reporting
For management reporting and control, the Company’s businesses are divided into three operating segments: Commercial, Residential, and Industrial and Other. Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” At July 1, 2006 the operating segments were comprised as follows:

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

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

and utilize similar lighting products and distribution processes. These customers are differentiated from the Commercial and Residential segments, due to the type of products and the basic nature of the distribution process.

Intersegment sales are eliminated in consolidation and therefore not presented in the table below. Corporate assets and expenses are allocated to the segments. Information about the Company’s operating segments for the three months ended July 1, 2006 and July 2, 2005 follows:

	Commercial	Residential	Industrial and Other	Total
2006
Net sales	$269,137	$48,122	$48,835	$366,094
Operating profit	$36,491	$9,005	$5,757	$51,253
Total assets as of July 1	$848,348	$135,758	$186,001	$1,170,107

2005
Net sales	$232,249	$45,438	$38,551	$316,238
Operating profit	$26,926	$7,080	$3,853	$37,859
Total assets as of December 31	$749,419	$114,370	$126,117	$989,906

Segment data for the six months ended July 1, 2006 and July 2, 2005 follows:

	Commercial	Residential	Industrial and Other	Total
2006
Net sales	$511,404	$92,942	$90,922	$695,268
Operating profit	$67,388	$16,728	$10,714	$94,830

2005
Net sales	$455,997	$87,012	$74,590	$617,599
Operating profit	$49,136	$13,272	$7,286	$69,694

The figures previously reported for 2005 have been adjusted to reflect the correction of a classification.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JULY 1, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company has operations throughout North America. Foreign net sales and operating profit are primarily from Canadian operations, with a small amount in Germany, as a result of the recent acquisition of JJI. Foreign operating profit also includes a minor amount of expense in Mexico. Net sales and operating profit are attributed to each country based on the selling location. Information about the Company’s operations by geographical area for the three months ended July 1, 2006 and July 2, 2005 follows:

	United States	Foreign	Total
2006
Net sales	$304,190	$61,904	$366,094
Operating profit	$44,034	$7,219	$51,253
Long-lived assets at July 1	$574,856	$94,590	$669,446

2005
Net sales	$262,107	$54,131	$316,238
Operating profit	$29,779	$8,080	$37,859
Long-lived assets at December 31	$465,327	$76,147	$541,474

Information about the Company’s operations by geographical area for the six months ended July 1, 2006 and July 2, 2005 follows:

	United States	Foreign	Total
2006
Net sales	$577,726	$117,542	$695,268
Operating profit	$80,251	$14,579	$94,830

2005
Net sales	$511,470	$106,129	$617,599
Operating profit	$55,013	$14,681	$69,694

(17) Subsequent Event
On July 11, 2006, the Company acquired the U.S. and Hong Kong based operations of Strand Lighting and certain assets of Strand Lighting Ltd. of the U.K. as part of a restructuring being undertaken by Strand. Strand was founded in 1916 as a manufacturer of entertainment lighting and lighting systems. The Strand business segments included in this transaction reported 2005 sales of approximately $31,000. The transaction purchase price includes a cash price of $8,500 plus the assumption of approximately $5,000 in trade payables and notes payable of the U.S. and Hong Kong operations.

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

We sell products under 36 widely recognized and respected brand names. Part of our strategy is to take advantage of brand name recognition and focus our brands on specific markets, market channels or product competencies. Our goal is to be one of the top two lighting companies in each of our major markets. We sell primarily through wholesale electrical distributors - mostly independent distributors and selective relationships with national accounts - using multiple sales forces of direct sales employees and independent sales representatives to maximize market coverage.

We are committed to product innovation and strive to generate 30% of annual sales from new products released within the past three years and find that our most profitable divisions achieve or come very close to the 30% goal. During 2005, we released over 7,000 new products, over 400 new product families, and released 86 new customer catalogs and brochures. In addition, we are committed to growth through market share penetration and strategic acquisitions. We seek to grow our business at least 10% each year - 5% through internal growth (new products and markets) and 5% through strategic acquisitions. Since the formation of GTG in 1998, we have acquired nine companies, in addition to the 32% minority interest in GTG.

We operate primarily in the commercial lighting markets, with 73.6% of our net sales for the first six months coming from the Commercial segment. Our commercial indoor and outdoor lighting business activity accelerated during the first half of the year and exceeded our expectations, while our Residential and Industrial segments continued their relatively strong business pattern. Thus, our total net sales grew by 12.6% compared to the first six months of 2005. All three of our segments enjoyed solid sales growth, with increases of 12.2% in the Commercial segment, 6.8% in the Residential segment, and 21.9% in the Industrial and Other segment.

Although the cost of steel has leveled off, we continue to see year-over-year cost increases related to aluminum, copper, ballasts, zinc coatings, corrugated packaging and energy. These increases began to impact our product costs in the second half of 2004, continued to have a significant impact through the first half of 2006, and are expected to continue to impact results the remainder of 2006. We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by seeking a better product mix with higher value-added products and periodically evaluating our pricing strategies.

In response to realized and potential cost increases, we announced incremental price increases effective with May 2004, November 2004, June 2005, and June 2006 orders. We are encouraged by the success of our new product and pricing strategies, which help protect our margins. Specifically, our ongoing industry leadership in product development and excellence in the order and quotation process further boosts the success of our price increases. As a result, our second quarter 2006 gross profit margin increased to 39.4% compared to 37.3% last year and the operating profit margin increased during the second quarter of 2006 to 14.0% from 12.0% last year. We continued to experience a year-over-year benefit from the price increases and estimate that approximately half of the sales increase in the second quarter of 2006 was due to price. We did not necessarily expect to attain the full amount of the announced price increases due to competitive pressures, but we believe that holding a significant portion of the price increases contributed to our successful first half. In order to maintain these net sales and margin improvements going forward, we announced a 5% to 15% price increase in most of our commercial product lines, which became effective for June 2006 orders. We expect to see some impact from these increases during the remainder of 2006.

In addition, cost containment actions such as the recent consolidation of our San Leandro, California and San Marcos, Texas manufacturing facilities into an entirely new manufacturing facility in San Marcos will enable continuous cost and quality improvements. We also recently completed automation and expansion projects at our facilities in Massachusetts, Mississippi, South Carolina, and Ontario, Canada. We elected to reinforce our efficient North American production capabilities, which include 32 factories accounting for a majority of our total production, because of our dedication to superior customer service for our make-to-order specification business.

Some of the commercial and industrial construction market sectors remained relatively soft over the last few quarters, while the recovery we expected continued to stretch out. However, the traditional commercial construction market significantly improved in the first six months of 2006, primarily due to the acceleration of post-hurricane Katrina construction activity combined with unseasonably warm weather in January 2006. In addition, the industrial market sector improved primarily from increased volume, which was driven by tax incentives offered under the Energy Policy Act of 2005 to install energy-efficient interior lighting systems.

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

Genlyte’s acquisition of the JJI Lighting Group (“JJI”), which was effective on May 22, 2006, has had a significant impact on Genlyte’s financial condition, results of operations, and liquidity. The acquisition decreased cash and short-term investments approximately $43.5 million and increased debt approximately $77.5 million, and resulted in increased values for the majority of the balance sheet captions. The acquisition favorably impacted net income for the second quarter of 2006 since six weeks of JJI sales activity were included in Genlyte’s consolidated results of operation. The full-year 2006 results will have a more significant impact on net income as JJI continues to operate within Genlyte and the profit in inventory and backlog is fully amortized.

The results for the first half of 2006 were significantly impacted by some notable items. We recognized a $24.7 million tax provision benefit related to an election by GTG changing from partnership to corporate status for income tax reporting purposes. Deferred taxes accumulated on the outside basis of GTG, in excess of the deferred taxes on GTG’s inside basis, were recognized through the provision into net income. This tax benefit was partially offset by $2.4 million of additional tax expense for a dividend of foreign subsidiary earnings. In addition, we recognized a $7.2 million foreign currency exchange gain related to the return of capital from Canada, which was used to fund the acquisition of JJI. Also, we incurred $2.2 million in operating expenses and start-up inefficiencies in the first six months of 2006 related to the San Marcos employee relocation, plant consolidation, and severance pay.

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

RESULTS OF OPERATIONS

Comparison of Second Quarter 2006 to Second Quarter 2005
Net sales for the second quarter of 2006 were $366.1 million, an increase of 15.8% compared to 2005 second quarter net sales of $316.2 million. Net sales for the Commercial segment increased by 15.9%; net sales for the Residential segment increased by 5.9%; and net sales for the Industrial and Other segment increased by 26.7%. The combination of a sales mix of higher quality products, the realization of previously announced price increases, the acquisition of JJI, and the overall construction activity helped us achieve these second quarter increases. Net sales for comparable operations, excluding the effect of the JJI acquisition, increased 10.8% from the second quarter of 2005 to the second quarter of 2006.

We initiated price increases ranging from 6% to 10% effective with June 2005 orders. Overall, we believe that approximately 5% of the net sales increase during the second quarter of 2006 was related to last year’s price increases, with volume and product mix accounting for the remaining increase. The traditional volume and price sales analysis in the lighting industry is very difficult to calculate due to product mix which includes thousands of different products and multiple variations on most products. Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles. We initiated price increases ranging from 5% to 15% effective with June 2006 orders. These price increases had little pricing effect on second quarter 2006 sales, because of the timing, but are expected to positively affect sales the remainder of the year.

The improvement of the indoor and outdoor commercial construction markets during the second quarter was primarily due to the acceleration of post-hurricane Katrina construction activity combined with an overall cyclical commercial construction market recovery that began earlier in the year. We believe residential construction is starting to slow; however, due to lighting’s place as one of the last building materials to be installed in most construction projects, our residential business continued to grow during the second quarter. The industrial market sector improved primarily from increased volume, which was driven by tax incentives offered under the Energy Policy Act of 2005 to install energy-efficient interior lighting systems.

Net sales for U.S. operations increased 16.1%, while net sales for the Canadian operations increased 7.8% compared to the second quarter of 2005. Without the JJI acquisition, which primarily consists of U.S. operations but does have a small operation in Germany, net sales for U.S. operations increased 11.5% compared to the second quarter of 2005. The increases were primarily due to a combination of price increases, new product offerings, improvement in our commercial market, and continued strength in our residential, HID and outdoor lighting businesses. The stronger Canadian dollar during the second quarter of 2006 compared to the second quarter of 2005 increased U.S. dollar sales of Canadian operations by $5.2 million. If the exchange rate had remained constant, net sales of Canadian operations would have decreased 1.9%. Net sales for Canadian operations decreased compared to the prior year due to the higher Canadian exchange rate, which has opened the door for increased imports into Canada.

Cost of sales for the second quarter of 2006 was 60.6% of net sales, compared to 62.7% in the second quarter of 2005. Even though the market has experienced significant increases in the cost of copper, aluminum, zinc coatings, ballasts, inbound freight, energy, and group health insurance, we have been able to improve our gross profit margin percentage to 39.4% in the second quarter of 2006, compared to 37.3% in the second quarter of 2005. The increased gross profit margin is primarily attributed to the price increases previously discussed. In addition, the product mix of higher value-added products, increased sales volume (which results in higher absorption of manufacturing overhead expenses), and our de-emphasis of lower margin business helped overall margins. In order to maintain the gross profit margin improvements, we implemented a 5% to 15% price increase on most product lines, which become effective for June 2006 orders.

Selling and administrative expenses were 25.1% of net sales for both the second quarters of 2006 and 2005. The selling and administrative expenses as a percentage of net sales were unchanged from prior year since increased sales levels in the second quarter of 2006 were partially offset by increases in freight and sales commission expenses.

The strength of the Canadian dollar compared to the second quarter of last year resulted in a $618 thousand pre-tax benefit, or a positive net income impact of $420 thousand after income taxes, from translating operating income of Canadian operations at a higher exchange rate than the second quarter of 2005. In addition, the strengthening Canadian dollar resulted in a $6.4 million foreign currency translation adjustment (“CTA”) gain. However, CTA actually decreased accumulated other comprehensive income during the second quarter of 2006 by $757 thousand, due to the $7.2 million reduction in CTA related to the foreign currency exchange gain from returning capital from Canada. In the second quarter of 2005, the weakening Canadian dollar resulted in a $1.1 million foreign currency translation adjustment loss, decreasing accumulated other comprehensive income. Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

In the second quarter of 2006, interest income was $640 thousand and interest expense was $2.2 million. In addition, we recorded net expense of $154 thousand during the second quarter of 2006 due to ineffective interest rate swaps, for a total net interest expense of $1.7 million during the quarter. In the second quarter of 2005, interest income was $305 thousand and interest expense was $2.7 million (net interest expense of $2.4 million). Since average cash, cash equivalents, and short-term investment balances were higher in the second quarter of 2006 compared to 2005 and interest rates increased, we recognized higher interest income in the second quarter of 2006. Further, interest expense was also higher in the second quarter of 2006 compared to 2005 due to increased interest rates and the addition of $77.5 of new debt to finance the May 22, 2006 acquisition of JJI. Interest expense is expected to continue at higher levels until the debt is paid. To reduce our exposure to interest rate risk, on May 22, 2006, we entered into additional interest rate swap contracts to provide fixed rate interest of approximately 5.7% (which includes interest rate spreads) on $25 million for three years and 5.7% (which includes interest rate spreads) on $25 million for four years.

Minority interest during the second quarter of 2005 represented the 49.5% ownership share of Lumec-Schreder’s results by Schreder SA, a Belgian holding corporation of the Schreder Group. However, on January 1, 2006 we acquired the 49.5% minority interest in Lumec-Schreder for a cash price of approximately $1.0 million, increasing our interest to 100%.

The effective tax rate was 36.8% for the second quarter of 2006 compared to 39.2% for the second quarter of 2005. The decrease is primarily due to a one-time deferred tax rate adjustment to reflect recent Canadian legislation lowering their rate and rate adjustments going the other direction last year. Going forward we expect the consolidated rate to be approximately 38%.

Net income for the second quarter of 2006 was $35.9 million ($1.24 per diluted share), an increase of 66.6% over the second quarter 2005 net income of $21.5 million ($0.76 per diluted share). Net income in the second quarter of 2006 benefited from the $7.2 million or $4.4 million after-tax ($0.15 per diluted share) foreign currency exchange gain related to the return of capital from Canada, which was used to fund the acquisition of JJI. Excluding the foreign currency exchange gain, net income would have increased 46.1% over the second quarter of 2005. Net income in the second quarter of 2006 also benefited from the May 22, 2006 acquisition of JJI, which provided $1.8 million in net income. Excluding both of these items, net income would be $29.7 million, an increase of 37.7% over the second quarter of 2005 net income. The combination of adding new products, maintaining previously announced price increases, the level of construction activity, and cost containment strategies helped us achieve higher net income in the second quarter of 2006.

Comparison of the First Six Months of 2006 to the First Six Months of 2005
Net sales for the first six months of 2006 were $695.3 million, an increase of 12.6% compared to the first six months of 2005 net sales of $617.6 million. Net sales for the Commercial segment increased by 12.2%; net sales for the Residential segment increased by 6.8%; and net sales for the Industrial and Other segment increased by 21.9%. The combination of a sales mix of higher quality products, the realization of previously announced price increases, an acceleration of post-hurricane Katrina construction activity, the acquisition of JJI, and the overall construction activity helped us achieve these increases for the first six months of 2006. Net sales for comparable operations, excluding the effect of the JJI acquisition, increased 10.0% from the first six months of 2005 to the first six months of 2006.

We initiated price increases ranging from 6% to 10% effective with June 2005 orders. Overall, we believe that approximately 5% of the net sales increase during the first six months of 2006 was related to last year’s price increases, with volume and product mix accounting for the remaining increase. The traditional volume and price sales analysis in the lighting industry is very difficult to calculate due to product mix which includes thousands of different products and multiple variations on most products. Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles. We initiated price increases ranging from 5% to 15% effective with June 2006 orders. These price increases had little pricing effect on 2006 sales, because of the timing, but are expected to positively effect sales the remainder of the year.

The improvement of the indoor and outdoor commercial construction market during the first six months was primarily due to the acceleration of post-hurricane Katrina construction activity and unseasonably warm weather at the beginning of 2006, combined with an overall cyclical commercial construction market recovery that began earlier in the year. We believe residential construction is starting to slow; however, due to lighting’s place as one of the last building materials to be installed in most construction projects, our residential business continued to grow during the first six months of 2006. The industrial market sector improved primarily from increased volume, which was driven by tax incentives offered under the Energy Policy Act of 2005 to install energy-efficient interior lighting systems.

Net sales for U.S. operations increased 13.0%, while net sales for the Canadian operations increased 7.4% compared to the first six months of 2005. Without the JJI acquisition, which primarily consist of U.S. operations but does have a small German operation, net sales for U.S. operations increased 10.6% compared to the first six months of 2005. The increases were primarily due to a combination of price increases, new product offerings, improvement in our commercial market, and continued strength in our residential, HID and outdoor lighting businesses. However, net sales for the first six months of 2006 were negatively impacted by start-up inefficiencies at our Gardco and Wide-Lite divisions, which relocated into a new manufacturing facility in San Marcos, Texas last year. The stronger Canadian dollar during the first six months of 2006 compared to the first six months of 2005 increased U.S. dollar sales of Canadian operations by $8.8 million. If the exchange rate had remained constant, net sales of Canadian operations would have decreased 0.9%. Net sales for Canadian operations slightly decreased compared to the prior year due to the higher Canadian exchange rate, which has led to increased competition and has opened the door for increased imports into Canada.

Cost of sales for the first six months of 2006 was 61.1% of net sales, compared to 63.2% in the first six months of 2005. Even though the market has experienced significant increases in the cost of copper, aluminum, zinc coatings, ballasts, inbound freight, energy, and group health insurance, we have been able to improve our gross profit margin percentage to 38.9% in the first six months of 2006, compared to 36.8% in the first six months of 2005. The increased gross profit margin is primarily attributed to the price increases previously discussed. In addition, the product mix of higher value-added products, increased sales volume (which results in higher absorption of manufacturing overhead expenses), and our de-emphasis of lower margin business helped overall margins. In order to maintain the gross profit margin improvements, we implemented a 5% to 15% price increase on most product lines, which become effective for June 2006 orders.

Selling and administrative expenses for the first six months of 2006 were 25.0% of net sales, compared to 25.3% for the first six months of 2005. The decrease in selling and administrative expenses as a percentage of net sales compared to the first six months of 2005 is primarily due to increased sales levels in the first six months of 2006, partially offset by increases in freight and sales commission expenses.

The strength of the Canadian dollar for the first six months of 2006 compared to the first six months of last year resulted in a $1.1 million pre-tax benefit, or a positive net income impact of $741 thousand after income taxes, from translating operating income of Canadian operations at a higher exchange rate than the first six months of 2005. In addition, the strengthening Canadian dollar resulted in a $5.8 million foreign currency translation adjustment (“CTA”) gain. However, CTA actually decreased accumulated other comprehensive income during the first six months of 2006 by $1.4 million, due to the $7.2 million reduction in foreign currency translation adjustment related to the foreign currency exchange gain from returning capital from Canada. In the first six months of 2005, the weakening Canadian dollar resulted in a $2.8 million foreign currency translation adjustment loss, decreasing accumulated other comprehensive income. Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

In the first six months of 2006, interest income was $1.3 million and interest expense was $3.9 million. In addition, we recorded net expense of $235 thousand during the first six months of 2006 due to ineffective interest rate swaps, for total net interest expense of $2.8 million during the first six months. In the first six months of 2005, interest income was $579 thousand and interest expense was $5.3 million (net interest expense of $4.8 million). Since average cash, cash equivalents, and short-term investment balances were higher in the first six months of 2006 compared to 2005 and interest rates increased, we recognized higher interest income in the first six months of 2006. Further, interest expense was lower for the first six months of 2006 compared to 2005 since a significant amount of debt was repaid over the past year, even though we recently borrowed $77.5 of new debt to finance the May 22, 2006 acquisition of JJI. Interest expense is expected to continue at higher levels until the debt is paid. To reduce our exposure to interest rate risk, on May 22, 2006, we entered into additional interest rate swap contracts to provide fixed rate interest of approximately 5.7% (which includes interest rate spreads) on $25 million for three years and 5.7% (which includes interest rate spreads) on $25 million for four years.

Minority interest during the first six months of 2005 represented the 49.5% ownership share of Lumec-Schreder’s results by Schreder SA, a Belgian holding corporation of the Schreder Group. However, on January 1, 2006 we acquired the 49.5% minority interest in Lumec-Schreder for a cash price of approximately $1.0 million, increasing our interest to 100%.

The effective tax rate was 14.8% for the first six months of 2006 compared to 39.1% for the first six months of 2005. The effective tax rate for the first six months of 2006 was significantly lower, primarily due to the $24.7 million one-time tax provision benefit related to the change in corporate structuring of GTG from partnership status to corporate status for income tax reporting purposes. As a result of the election, deferred taxes accumulated on the outside basis of GTG in excess of the deferred taxes on GTG’s inside basis, were recognized through the provision into net income. According to Accounting Principles Board (“APB”) No. 23, deferred taxes are to be immediately recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries. Excluding the tax benefit, the effective tax rate for the first six months of 2006 would have been 39.7%.

Net income for the first six months of 2006 was $84.5 million ($2.94 per diluted share), an increase of 113.7% over the first six months 2005 net income of $39.5 million ($1.40 per diluted share). Net income for the first six months of 2006 benefited primarily from the $24.7 million ($0.86 per diluted share) one-time tax provision benefit mentioned above, in addition to the $7.2 million or $4.4 million after-tax ($0.15 per diluted share) foreign currency exchange gain related to the return of capital from Canada, which was used to fund the acquisition of JJI. Excluding the one-time tax provision benefit and the foreign currency exchange gain, net income would have increased 40.0% over the first six months of 2005. Net income in the first six months of 2006 also benefited from the May 22, 2006 acquisition of JJI, which provided $1.8 million in net income. Excluding both the acquisition and the unusual items above, net income would be $52.8 million, an increase of 35.5% over the first six months of 2005 net income. The combination of adding new products, maintaining previously announced price increases, the level of construction activity, and cost containment strategies helped us achieve higher net income in the first six months of 2006.

Outlook for the Future
While the smaller commercial construction projects, such as strip shopping malls, small hotels, restaurants, banks, etc., have been relatively healthy over the last several quarters, the traditional commercial construction market significantly improved during the first six months of 2006. Our outlook for the overall commercial construction market is continued growth over the next two years. In addition, residential construction remained relatively strong during 2005 and the first half of 2006, although we believe the residential market has leveled off primarily due to increased interest rates, and we expect it to soften during the remainder of 2006.

Even though the cost of steel has leveled off, we are expecting steel to increase in 2006 and continue to see year-over-year cost increases related to aluminum, copper, zinc coatings, ballasts, corrugated packaging and energy. These increases began to impact our product costs in 2004 and are expected to continue to impact results through the end of

2006. We will continue to diligently improve cost control and production efficiency, while attempting to improve margins through a better product mix with higher value-added products and periodic evaluation of our pricing strategies.

In response to realized and potential cost increases, we announced price increases ranging from 6% to 10% effective with June 2005 orders. Price increases are always subject to competitive pressure, and we did not necessarily expect to attain the full amount of the announced increases, but we believe we attained enough of the price increases to offset the majority of the cost increases. In order to maintain these net sales and margin improvements going forward, we recently announced a general price increase of 5% to 15%, which became effective for June 2006 orders.

Genlyte’s acquisition of JJI, which was effective on May 22, 2006, will have a more significant impact on net income during the remainder of 2006 as JJI sales are consolidated with Genlyte and the profit in inventory and backlog is fully amortized. In addition, on July 11, 2006, Genlyte acquired the U.S. and Hong Kong based operations of Strand Lighting and certain assets of Strand Lighting Ltd. of the U.K. as part of a restructuring undertaken by Strand, which is also expected to provide a slight benefit during the remainder of 2006.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Accounting for Stock Based Compensation.” SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. We have adopted SFAS No. 123R using the modified prospective method and have applied it to the accounting for Genlyte stock options. Under the modified prospective method, share-based expense is recognized for all awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Since all Genlyte stock options granted prior to January 1, 2006 were for past service, share-based compensation expense will not be recognized for awards granted prior to, but not yet vested, as of January 1, 2006. The Compensation Committee of Genlyte’s Board of Directors authorized the granting of 169,250 stock options on April 20, 2006 and an additional 18,750 stock options on July 21, 2006. Assuming no additional stock options are granted in 2006, we expect to recognize approximately $760 thousand, or a negative net income impact of $498 thousand after tax, in stock-based compensation expense during the remainder of 2006.

In the third quarter of 2005 we completed the construction of a new 250,000 square foot HID (high intensity discharge) fixture manufacturing plant in San Marcos, Texas, and completed the relocation of our Wide-Lite and Gardco divisions into the new facility in the fourth quarter of 2005. The facility provides world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time. Since we have substantially completed our restructuring activities related to the relocation, we do not expect to incur any additional operating expenses or start-up inefficiencies during the remainder of 2006.

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

The ‘Energy Policy Act of 2005,’ which provides tax benefits for energy-efficient interior lighting systems, will hopefully spur demand for our new energy-efficient products and enable us to help our country deal with increasing energy costs. We have seen some benefit from this legislation in our Industrial segment during the first six months of 2006, and we believe this energy legislation will continue to have a positive impact on retrofit lighting business in the U.S., and may provide additional business opportunities through 2007.

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

We were in a net debt position (total debt exceeded cash, cash equivalents, and short-term investments by $182.4 million) at July 1, 2006, compared to net debt of $70.7 million at December 31, 2005. Total debt increased to $222.6 million at July 1, 2006, compared to $166.4 million at December 31, 2005, while cash, cash equivalents, and short-term investments decreased to $40.2 million at July 1, 2006 compared to $95.7 million at December 31, 2005. The increase in total debt and the decrease in cash, cash equivalents, and short-term investments from year-end primarily resulted from the financing of the JJI acquisition.

Working capital at July 1, 2006 was $183.1 million, compared to $151.3 million at December 31, 2005. This increase was primarily due to a $50.7 million increase in accounts receivable and a $36.6 million increase in inventory, which was offset by a $55.5 million decrease in cash, cash equivalents, and short-term investments and a $15.2 increase in short-term debt. Working capital was impacted by the May 22, 2006 acquisition of JJI, which added significant amounts of accounts receivable, inventory, and accounts payable. The accounts receivable and inventory increases also reflect a 13.6% growth in sales (excluding the acquisition of JJI) for the second quarter of 2006 compared to the fourth quarter of 2005. Accounts receivable as a percentage of sales is normally at the lowest point of the year at the end of December as dating programs generally become due and collection efforts are heightened. In addition, the decrease in cash, cash equivalents, and short-term investments and the increase in short-term debt are primarily due to payments and borrowings to finance the acquisition of JJI. The current ratio was 1.56 at July 1, 2006, compared to 1.51 at December 31, 2005.

The ratio of total debt to total capital employed at July 1, 2006 was 25.9%, compared to 23.4% at December 31, 2005. Because of our expected strong cash flow, we believe this level of debt is manageable.

Summary of Cash Flows
A summary of the consolidated statements of cash flow for the six months ended July 1, 2006 and July 2, 2005 follows:

(Dollars in thousands)	2006	2005
Cash provided by operating activities	$6,989	$11,733
Cash used in investing activities	(113,642)	(3,893)
Cash provided by financing activities	67,300	3,479
Effect of exchange rate changes	1,553	(521)
Net (decrease) increase in cash and cash equivalents	$(37,800)	$10,798

During the first six months of 2006, we provided $7.0 million cash from operating activities, compared to $11.7 million during the first six months of 2005. The primary reason for the slight decrease related to the buildup of accounts receivable associated with increased sales activity in 2006, which was primarily offset by decreases in accrued expenses related to payments of incentive compensation, profit sharing, and customer rebates, which are accrued during the previous year and are paid out in the first quarter. Management expects cash flow from operating activities to be in line with typical seasonal improvements in the second half of 2006.

Cash used in investing activities in the first six months of 2006 was $113.6 million, primarily from the $120.3 million acquisition of JJI (net of cash received). Cash used in investing activities also includes the proceeds from sales of short-term investments less purchases of short-term investments and purchases of property, plant and equipment. In the first six months of 2006 and 2005, proceeds from sales of short-term investments exceeded purchases of short-term investments as these investment balances were reduced to fund the acquisition of JJI in 2006 and pay down debt in 2005. Purchases of plant and equipment in the first six months of 2006 of $11.2 million were $10.0 million lower than the first six months of 2005. The decrease in capital spending in the first six months of 2006 was primarily due to capital expenditures in the first six months of 2005 related to the plant expansion at our Cornwall, Ontario facility and spending on the HID (high intensity discharge) manufacturing plant in San Marcos, Texas.

As mentioned above, we recently invested approximately $23.6 million to build and relocate into a new 250,000 square foot HID fixture manufacturing plant in San Marcos, Texas. The facility provides world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time. In the fourth quarter of 2005 we completed the relocation of our Gardco and Wide-Lite divisions into the new facility. We substantially completed the restructuring activities related to the relocation in the second quarter of 2006 and do not expect to incur additional operating expenses or start-up inefficiencies.

Cash provided by financing activities during the first six months of 2006 was $67.3 million, with $77.7 million in proceeds of short-term and long-term debt offset by $21.5 million in repayments of long-term debt. Also, $7.4 million was provided by cash and tax benefits from the exercise of stock options and a $3.7 million increase in disbursements outstanding. Cash provided by financing activities during the first six months of 2005 was $3.5 million, with $35.4 million in proceeds from short-term and long-term debt offset by $34.1 million in payments on short-term and long-term debt. In addition, $3.4 million was provided from the exercise of stock options. On January 1, 2006, we adopted the modified prospective method of FAS 123R, which requires excess tax benefits for the exercise of stock options to be reported as a financing activity. The excess tax benefits from the exercise of stock options in 2005 remains in operating activities, as required under prior guidance, and SFAS 123R does not require retroactive treatment.

Debt and Other Contractual Obligations
On December 9, 2005, Genlyte and its subsidiaries amended and restated the former credit agreement entered into on August 2, 2004, which previously consisted of five-year U.S. and Canadian credit facilities and a $100 million U.S. term loan, to reduce borrowing fees and to provide additional borrowing capacity. The amended facilities now consist of a $260 million U.S. revolving credit facility and a Canadian revolving credit facility of approximately $24 million with the same syndicate of eleven banks maturing on October 31, 2010. According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged.

Our long-term debt at July 1, 2006 consisted of $105.0 million outstanding from the $260.0 million U.S. revolving credit facility (which includes $50.0 million borrowed to finance the May 22, 2006 acquisition of JJI), $11.1 million under the Canadian credit facility (which includes $12.5 million recently borrowed to finance the JJI acquisition and $1.4 million that was subsequently repaid), $11.0 million in industrial revenue bonds, and $0.1 million in capital leases. The revolving credit facilities are unsecured. At July 1, 2006, we had $20.2 million in outstanding letters of credit under the U.S. revolving credit facility. The letters of credit reduce the amount available to borrow and guarantee the industrial revenue bonds as well as insurance reserves. We are in compliance with all of our debt covenants as of July 1, 2006.

Our short-term debt at July 1, 2006 consisted of a U.S. asset backed securitization (“ABS”) agreement for $100 million “on balance sheet” financing, entered into by Genlyte and its wholly owned subsidiary, Genlyte Receivables Corporation, which matured on July 31, 2006 and was subsequently renewed for one additional year. The ABS agreement now expires on July 31, 2007. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity. As of July 1, 2006, our short-term debt consisted of $95.4 million outstanding under the ABS agreement (of which $15.0 million was borrowed to fund the acquisition of JJI). Net trade accounts receivable pledged as collateral for this loan were $179.1 million at July 1, 2006.

With the significant increase in our variable rate debt related to the May 22, 2006 acquisition of JJI, the adverse exposure to increasing interest rates has increased considerably. To reduce our exposure to uncertain future cash flows resulting from fluctuations in market interest rates, on May 22, 2006, we entered into cash flow hedges in the form of interest rate swaps to provide fixed rate interest of approximately 5.7% (which includes interest rate spreads) on $25 million for three years and 5.7% (which includes interest rate spreads) on $25 million for four years.

We also have cash flow hedges in the form of interest rate swap contracts, which we entered into in August 2004, to provide fixed rate interest. Under the terms of these swaps, we receive a LIBOR-based variable interest rate and pay a fixed interest rate of 3.0% on $100 million for two years (which subsequently expired on July 31, 2006) and 3.4% on $80 million for three years. However, during the third quarter of 2005, debt reductions resulted in the amount of hedged debt falling below the amount of the interest rate swap contracts. This resulted in hedge accounting “ineffectiveness” on a $50 million interest rate swap. Thus, during the third quarter of 2005, we reclassified from accumulated other comprehensive income (loss) and deferred tax $384 thousand (representing 70% of the amount previously recorded) and will amortize the remaining amount as the originally forecasted cash flows occur since one of the two $50 million interest rate swaps no longer qualifies for hedge accounting under SFAS 133. The amortization of gains within accumulated other comprehensive income (loss) recorded in interest expense during the second quarter of 2006 totaled $38 thousand. Due to the fact that the hedge no longer qualifies for hedge accounting, during the second quarter of 2006 we recorded a $192 thousand net loss related to the change in market value of the one non-hedged interest rate swap. We do not expect additional debt payments to compromise the effectiveness of the remaining cash flow hedges. The interest rate swaps will be adjusted as the fair values of the swaps change. Management estimates that none of the $1.3 million in accumulated other comprehensive income (loss) will be reclassified to income in the next twelve months, other than the $170 related to the effective swap that expired on July 31, 2006 and the amortization of the non-hedged swap of $8 thousand. As a result of the interest rate swaps, we pay a weighted-average fixed interest rate of 4.127% (which includes interest rate spreads) on $180.0 million of debt. The fair value of the interest rate swap contracts were asset positions of $2.6 million and $2.9 million at July 1, 2006 and December 31, 2005, respectively.

The following table summarizes our contractual obligations at July 1, 2006, excluding current liabilities except for the current maturities of long-term debt, and the effect such obligations are expected to have on cash flows and liquidity in future periods (in thousands):
		Payments due by period
		Remainder			After
	Total	of 2006	2007 - 2008	2009 - 2010	2010
Long-term debt (a)	$127,230	$85	$55	$122,090	$5,000
Interest due on debt	$34,810	3,489	14,890	14,141	2,290
Non-cancelable operating leases (b)	$35,334	4,936	14,182	7,786	8,430
Purchase obligations (c)	$111,205	99,439	11,724	42	-
Pension benefit obligations (d)	$11,850	11,850	-	-	-
Total contractual obligations	$320,429	$119,799	$40,851	$144,059	$15,720

(a)	Long-term debt is included in the consolidated balance sheet in Item 1. Also see note (11) in Item 1.
(b)	Operating lease commitments are described in note (14) in Item 1.
(c)	Purchase obligations represent non-cancelable commitments to purchase inventory.
(d)
Pension benefit obligations reflect our estimates of contributions that will be required during the remainder of 2006 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable. Approximately $7.2 million of this number represents a pension liability assumed as a result of the May 22, 2006 acquisition of JJI. These obligations are included in the consolidated balance sheet in Item 1. Also see note (13) in Item 1.

Other

For the first six months of 2006 and 2005, 16.9% and 17.2%, respectively, of our net sales were generated from foreign operations, which are primarily in Canada. International operations are subject to fluctuations in currency exchange rates. We monitor our currency exposure in each country, but do not actively hedge or use derivative financial instruments to manage exchange rate risk. We cannot predict future foreign currency fluctuations, which have and will continue to affect our balance sheet and statement of income. The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $24.2 million gain as of July 1, 2006. Such adjustments were losses of $1.3 million and $2.8 million for the six months ended July 1, 2006 and July 2, 2005, respectively.

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

For a detailed discussion of significant accounting policies that affect the more significant estimates and assumptions used in the preparation of the Company’s consolidated financial statements, please refer to our Form 10-K for the year ended December 31, 2005. There have been no noteworthy changes to any of these significant accounting policies since December 31, 2005; however, one additional policy should be added.

Purchase Method of Accounting Related to Acquisitions

Because of the magnitude and materiality of Genlyte’s acquisition of JJI, the purchase method of accounting applied to this acquisition is a critical accounting policy. Management accounts for all business acquisitions in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Application of these standards requires considerable judgment in determining the fair values of tangible and intangible assets and liabilities and the depreciable and amortizable lives of tangible and intangible assets. With respect to the acquisition of JJI, the total purchase price of $122.7 million was allocated to the net tangible and identifiable intangible assets of JJI based on their estimated fair values as of May 22, 2006. A preliminary allocation of the purchase price to the net assets acquired is disclosed in note (2) “Acquisitions” to the consolidated interim financial statements. Management determined the fair values and lives of the net assets using various estimates, assumptions, and judgments. By applying different estimates, assumptions, and judgments, management could have allocated the purchase price differently, and the differences could be material to the consolidated balance sheet. Different fair values and lives could also result in materially different depreciation and amortization expense.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” “projects,” “forecasts,” and similar expressions are intended to identify such forward-looking statements. The statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; terrorist activities or war and the effects they may have on us or the overall economy; the ability to maintain or increase prices; customer acceptance of new product offerings; ability to sell to targeted markets; the performance of our specialty and niche businesses; availability and cost of steel, aluminum, copper, zinc coatings, corrugated packaging, ballasts, and other raw materials; work interruption or stoppage by union employees; increases in energy and freight costs; workers’ compensation, casualty and group health insurance costs; the costs and outcomes of various legal proceedings; increases in interest costs arising from an increase in rates; the operating results of recent acquisitions; future acquisitions; the loss of key management personnel; foreign currency exchange rates; changes in tax rates or laws, and changes in accounting standards. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See “Part I. Item 1A. - Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2005 for additional factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2005, except as noted below.

Interest Rate Risk
The Company earns interest income on its cash, cash equivalents, and short-term investments and pays interest expense on its debt. Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows. With the significant increase in the Company’s variable rate debt related to the acquisition of JJI, the adverse exposure to increasing interest rates has increased considerably. To reduce its exposure to uncertain future cash flows resulting from fluctuations in market interest rates, on May 22, 2006, the Company entered into cash flow hedges in the form of interest rate swaps to provide fixed rate interest of approximately 5.7% (which includes interest rate spreads) on $25 million for three years and 5.7% (which includes interest rate spreads) on $25 million for four years.

The Company also has cash flow hedges in the form of interest rate swaps to provide fixed rate interest of approximately 3.0% on $100 million for two years (which subsequently expired on July 31, 2006) and 3.4% on $80 million for three years, which were entered into on August 2, 2004. However, during the third quarter of 2005, debt reductions resulted in the amount of hedged debt falling below the amount of the interest rate swap contracts, which resulted in hedge accounting “ineffectiveness” on a $50 million interest rate swap entered into in 2004. Thus, during the third quarter of 2005, we reclassified from accumulated other comprehensive income (loss) and deferred tax $384 thousand (representing 70% of the amount previously recorded) and will amortize the remaining amount as the originally forecasted cash flows occur since one of the two $50 million interest rate swaps no longer qualifies for hedge accounting under SFAS 133. The amortization of gains within accumulated other comprehensive income (loss) recorded in interest expense during the second quarter of 2006 totaled $38 thousand. Due to the fact that the swap contract no longer qualifies for hedge accounting, during the second quarter of 2006 we recorded a $192 thousand net loss related to the change in market value of the one non-hedged interest rate swap. We do not expect additional debt payments to compromise the effectiveness of the remaining cash flow hedges. The interest rate swaps will be adjusted as the fair values of the swaps change. Management estimates that none of the $1.3 million in accumulated other comprehensive income (loss) will be reclassified to income in the next twelve months, other than the $170 thousand related to the effective swap that is expiring on July 31, 2006 and the amortization of the non-hedged swap of $8 thousand.

As of July 1, 2006, $180.0 million of the Company’s debt was subject to fixed interest rates and thus, would not be significantly impacted by fluctuations in interest rates. However, on July 31, 2006, $100 million in interest rate swap contracts expired, but management does not feel that a potential increase in interest rates will have a significant impact since any increase in interest expense would be partially offset by additional interest income from cash, cash equivalent, and short-term investment balances.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for the following:

On May 5, 2006, the Company implemented a new software package used in the financial consolidation process.

On May 22, 2006, the Company acquired JJI, which operates under distinct internal controls.

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

ITEM 6. EXHIBITS

Exhibits are listed on the Exhibit Index on page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of August 10, 2006 by the undersigned thereunto duly authorized.

THE GENLYTE GROUP INCORPORATED
(Registrant)

/s/ Larry K. Powers
Larry K. Powers
Chairman, President and Chief Executive Officer

/s/ William G. Ferko
William G. Ferko
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 10.1	Agreement and Plan of Merger by and between The Genlyte Group Incorporated, Ignite Merger Sub Inc., International Mezzanine Capital B.V., and JJI Lighting Group, Inc., dated May 12, 2006

Exhibit 3.1	Certificate of Merger, merging Ignite Merger Sub Inc. with and into JJI Lighting Group, Inc., dated May 12, 2006

Exhibit 31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002