Form 10-Q
period 2006-09-30
GENLYTE GROUP INC
filed 2006-11-08
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the issuer’s common stock as of October 28, 2006 was 28,231,671.

THE GENLYTE GROUP INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
(Amounts in thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net sales	$410,381	$325,622	$1,105,649	$943,221
Cost of sales	244,419	204,980	669,472	595,401
Gross profit	165,962	120,642	436,177	347,820
Selling and administrative expenses	102,355	79,112	275,962	235,394
Amortization of intangible assets	1,892	600	3,670	1,802
Operating profit	61,715	40,930	156,545	110,624
Interest expense, net	2,746	1,609	5,554	6,372
Foreign currency exchange gain on investment	-	-	(7,184)	-
Minority interest	-	(9)	-	(8)
Income before income taxes	58,969	39,330	158,175	104,260
Income tax provision	20,989	17,457	35,691	42,843
Net income	$37,980	$21,873	$122,484	$61,417

Earnings per share:
Basic	$1.35	$0.79	$4.36	$2.22
Diluted	$1.32	$0.77	$4.26	$2.17

Weighted average number of shares outstanding:
Basic	28,190	27,859	28,090	27,717
Diluted	28,878	28,493	28,761	28,332

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Amounts in thousands, except share data)
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Current Assets:
Cash and cash equivalents	$36,501	$78,042
Short-term investments	-	17,667
Accounts receivable, less allowances for doubtful accounts of
$7,542 and $6,017 as of September 30, 2006 and December 31, 2005	245,792	186,691
Inventories:
Raw materials	84,064	65,233
Work in process	26,028	17,750
Finished goods	85,014	69,590
Total Inventories	195,106	152,573
Deferred income taxes and other current assets	41,653	13,459
Total current assets	519,052	448,432
Property, plant and equipment, at cost	478,996	446,236
Less: accumulated depreciation and amortization	301,013	280,159
Net property, plant and equipment	177,983	166,077
Goodwill	342,843	257,233
Other intangible assets, net of accumulated amortization	145,487	112,639
Other assets	6,404	5,525
Total Assets	$1,191,769	$989,906

Liabilities & Stockholders' Equity:
Current Liabilities:
Short-term debt	$102,252	$80,140
Current maturities of long-term debt	296	156
Accounts payable	139,402	115,678
Accrued expenses	118,904	101,192
Total current liabilities	360,854	297,166
Long-term debt	88,478	86,076
Deferred income taxes	37,301	35,016
Accrued pension and other long-term liabilities	30,256	26,036
Total liabilities	516,889	444,294
Commitments and contingencies (See note (15))
Stockholders' Equity:
Common stock ($0.01 par value, 100,000,000 shares authorized;
30,032,222 and 29,761,192 shares issued as of September 30, 2006 and December 31, 2005;
28,216,306 and 27,945,266 shares outstanding as of September 30, 2006 and December 31, 2005)	282	280
Additional paid-in capital	73,545	64,207
Retained earnings	580,001	457,517
Accumulated other comprehensive income	21,052	23,608
Total stockholders' equity	674,880	545,612
Total Liabilities & Stockholders' Equity	$1,191,769	$989,906

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
(Amounts in thousands)
(Unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net income	$122,484	$61,417
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	24,810	22,686
Net loss from disposals of property, plant and equipment	184	131
Provision for deferred income taxes	(21,385)	-
Foreign currency exchange gain on investment	(7,184)	-
Minority interest	(1,060)	(8)
Stock-based compensation expense	644	-
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in:
Accounts receivable	(37,237)	(25,819)
Inventories	(9,985)	(5,508)
Deferred income taxes and other current assets	(6,025)	136
Intangible and other assets	13,198	(655)
Increase (decrease) in:
Accounts payable	(1,511)	(4,431)
Accrued expenses	(3,476)	2,793
Deferred income taxes, long-term	(12,660)	10,534
Accrued pension and other long-term liabilities	(6,724)	(2,022)
All other, net	(318)	4,005
Net cash provided by operating activities	53,755	63,259
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash received	(131,815)	-
Purchases of property, plant and equipment	(17,708)	(32,398)
Proceeds from sales of property, plant and equipment	115	3
Purchases of short-term investments	-	(831)
Proceeds from sales of short-term investments	17,860	18,322
Net cash used in investing activities	(131,548)	(14,904)
Cash Flows From Financing Activities:
Proceeds from short-term debt	25,265	14,516
Repayments of short-term debt	(6,109)	(22,698)
Proceeds from long-term debt	140,726	29,530
Repayments of long-term debt	(138,707)	(89,477)
Net increase (decrease) in disbursements outstanding	4,720	(291)
Exercise of stock options	4,549	5,248
Excess tax benefits from exercise of stock options	4,147	-
Net cash provided by (used in) financing activities	34,591	(63,172)
Effect of exchange rate changes on cash and cash equivalents	1,661	2,849
Net decrease in cash and cash equivalents	(41,541)	(11,968)
Cash and cash equivalents at beginning of period	78,042	56,233
Cash and cash equivalents at end of period	$36,501	$44,265

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

The financial information presented is unaudited, however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The year-end 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The financial information is presented in U.S. dollars and has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Actual results could differ from these estimates.

New Accounting Standards: In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will become effective for the Company as of January 1, 2007. The Company is continuing to evaluate the provisions of FIN No. 48 and is not certain of the potential impact at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 will become effective for the Company as of January 1, 2008. The Company is continuing to evaluate the provisions of this standard and is not certain of the potential impact at this time.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R.” This new standard requires an employer to: (a) recognize in its balance sheet an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) recognize changes in the funded status of a defined benefit postretirement plan in the year in

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

which the changes occur; (c) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Those changes will be reported in accumulated other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of the current year-end. Based on a preliminary evaluation of the provisions of SFAS No. 158, the Company expects the adoption to have a net liability impact of approximately $4,000 at December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end balance sheet is effective for the Company in 2008.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 indicates that both the “Rollover” and “Iron Curtain” methods be used when evaluating misstatements. The Company has adopted the provisions of SAB No. 108; however, a material misstatement of the financial statements has not occurred during the periods presented.

(2) Acquisitions
JJI Lighting Group: On May 22, 2006, the Company acquired the JJI Lighting Group (“JJI”), which is headquartered in Greenwich, CT and has manufacturing operations in Franklin Park, IL; Mamaroneck, NY; Shelby, NC; Santa Ana, CA; Waterbury, CT; Erie, PA; and Ludenscheid, Germany. JJI was one of the largest privately held lighting fixture companies in the United States, prior to the acquisition, and has a group of recognized niche lighting brands that complements the Company’s current product offerings. The preliminary purchase price of $119,036 (including acquisition costs of $1,892) was financed with $41,510 of the Company’s available cash and short-term investment balances plus $77,526 borrowed from the Company’s existing revolving credit facilities and asset backed securitization agreement. See note (11) “Long-term and Short-term Debt” for a more detailed description of the Company’s debt.

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

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

The preliminary allocation of the purchase price follows:

Cash	$741
Accounts receivable	15,805
Inventories	24,999
Other current assets	3,163
Property, plant and equipment	11,314
Goodwill	78,106
Other intangible assets	28,500
Profit in backlog	1,807
Other long-term assets	12,561
Short-term debt	(2,956)
Accounts payable	(11,979)
Accrued expenses	(16,760)
Deferred income taxes	(13,395)
Pension liabilities	(12,870)
Preliminary purchase price	$119,036

The purchase price allocation above changed from the initial allocation reported for the second quarter as additional information regarding the fair values of the assets and liabilities acquired became available. The purchase price and the allocation is subject to further change since stipulations in the purchase agreement, such as the working capital adjustment, have yet to be finalized.

The Company’s statement of income reflects the sales and earnings of JJI, as well as decreased interest income, increased interest expense, and depreciation and amortization expenses resulting from the acquisition as of the date of the acquisition. On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of each period presented, the Company’s results for the three months and nine months ended September 30, 2006 and October 1, 2005 would have been as follows:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net sales	$410,381	$361,691	$1,161,140	$1,051,428
Net income	$37,584	$22,905	$124,804	$67,209
Earnings per share	$1.30	$0.80	$4.34	$2.37

These pro forma amounts do not purport to show the exact results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future. Pro forma net income for each period presented reflects the following nonrecurring pro forma adjustments: (1) a charge of $1,807 for amortization of profit in backlog; and (2) a charge of $268 to cost of sales for the step-up to fair market value of inventory.

Strand Lighting: On July 11, 2006, the Company acquired the U.S. and Hong Kong based operations of Strand Lighting (“Strand”) and certain assets of Strand Lighting Ltd. of the U.K. as part of a restructuring undertaken by Strand. Strand was founded in 1916 as a manufacturer of entertainment lighting and lighting systems. The acquisition complements the Company’s Vari-Lite, Entertainment Technology, and Lightolier Controls product offerings and broadens the Company’s presence in the Asian theatrical and entertainment lighting markets. The preliminary purchase price of $9,823 (including acquisition costs of $584) was financed with cash on hand.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

The Strand acquisition was accounted for using the purchase method of accounting. The preliminary determination of the fair market value of net assets acquired resulted in an indicated excess of the purchase price over the fair value of the net assets acquired (goodwill) of $5,332. The Company is gathering additional information about the fair value of intangible assets and property, plant, and equipment. Accordingly, the amounts recorded could change as the purchase price allocation is finalized. The operating results of Strand have been included in the Company’s consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because Strand is not considered a material acquisition.

Carsonite International Corporation: On September 26, 2006, the Company acquired the assets of Carsonite International Corporation (“Carsonite”), a subsidiary of Omega Polymer Technologies, Inc. as part of a restructuring being undertaken by Omega. The acquisition complements the Company’s current Shakespeare Composite Structures product offerings in the utility, roadway, and park and recreation markets. Carsonite has one owned factory located in Varnville, SC and one leased factory located in Early Branch, SC. The preliminary purchase price of $4,529 (including accrued acquisition costs of $50) was financed with cash on hand. No accounts payable or other liabilities were assumed as part of this transaction.

The Carsonite acquisition was accounted for using the purchase method of accounting. The preliminary determination of the fair market value of net assets acquired resulted in an indicated excess of the purchase price over the fair value of the net assets acquired (goodwill) of $449. The Company is gathering additional information about the fair value of intangible assets and property, plant, and equipment. Accordingly, the amounts recorded could change as the purchase price allocation is finalized. The operating results of Carsonite have been included in the Company’s consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because Carsonite is not considered a material acquisition.

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

(4) Stock Options
Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R eliminates the alternative to use the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Company has adopted SFAS No. 123R using the modified prospective method and has applied it to the accounting for Genlyte’s stock options. Under the modified prospective method, share-based expense is recognized for all awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Since all Genlyte stock options granted prior to December 31, 2005 were for prior service, share-based expense will not be recognized for awards granted prior to, but not yet vested, as of January 1, 2006.

On April 20, 2006, the Compensation Committee of Genlyte’s Board of Directors authorized the granting of 169,250 stock options. The Compensation Committee authorized the granting of an additional 18,750 stock options on July 21, 2006. As a result of the adoption of SFAS No. 123R, the Company recorded $376 ($231 after-tax) and $644 ($396 after-tax) of share-based compensation expense for the three and nine months ended September 30, 2006, respectively. In addition, the total income tax benefit recognized in the consolidated statement of income for share-based compensation arrangements was $145 and $248 for the three and nine months ended September 30, 2006, respectively. No share-based compensation expense was recorded in 2005. The Company did not capitalize any expense related to share-based payments and has recorded share-based compensation expense in selling and administrative expenses. The Company accounts for any awards with graded vesting on a straight-line basis. As of September 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $3,923, which will be recognized over the next 2.9 years. SFAS No. 123R requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow ($4,147 for the nine months ended September 30, 2006), rather than as an other operating cash flow ($3,786 for the nine months ended October 1, 2005) as required under prior guidance.

Prior to January 1, 2006, Genlyte accounted for its two stock option plans using the intrinsic value method of APB 25, as permitted by SFAS No. 123. Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost was recognized in the consolidated statements of income. Had stock-based compensation cost for the Company’s stock option plans been determined based on a calculated fair value using the Black-Scholes-Merton model at the grant date, Genlyte’s net income and earnings per share for the three months and nine months ended October 1, 2005 would have been as follows:

	Three Months Ended	Nine Months Ended
Net income, as reported	$21,873	$61,417
Stock-based compensation cost using fair value
method, net of related tax effects	(41)	4,169
Net income, pro forma	$21,914	$57,248

Earnings per share:
Basic, as reported	$0.79	$2.22
Basic, pro forma	$0.79	$2.07
Diluted, as reported	$0.77	$2.17
Diluted, pro forma	$0.77	$2.02

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

At September 30, 2006, Genlyte had two stock-based compensation (stock option) plans. The purpose of the stock option plans is to enhance the profitability and value of Genlyte. The 2003 Stock Option Plan (“the Plan”) replaced the 1998 Stock Option Plan, options under which are currently outstanding. Eligibility under the Plan shall be determined by the Compensation Committee of the Genlyte Board of Directors in its sole discretion. The Plan, which expires on May 1, 2008, provides that an aggregate of up to 4,000,000 shares of Genlyte common stock may be granted as incentive stock options or non-qualified stock options, provided that no options may be granted if the number of shares of Genlyte common stock that may be issued upon the exercise of outstanding options would exceed the lesser of 4,000,000 shares of Genlyte common stock or 10% of the issued and outstanding shares of Genlyte common stock. When stock options are exercised, new shares are issued by the Company’s transfer agent. As of September 30, 2006, since the inception of the Plan, the Company has granted a cumulative total of 1,481,400 options.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatility was based on historical volatility of Genlyte stock over the preceding number of years equal to the expected life of the options. The expected term of options granted was determined based on historical exercise behavior of similar employee groups. The risk-free interest rate was based on U.S. Treasury yield for terms equal to the expected life of the options at the time of grant. All inputs into the Black-Scholes-Merton model are estimates made at the time of grant. Future actual results could materially differ from these estimates, though without impact to future reported net income.

The following weighted average assumptions were used to estimate the fair value per share of stock options granted during the three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
Weighted average fair value per share of options	$23.04	$25.05
Risk-free interest rate	5.1%	4.7%
Expected life, in years	4.3	4.3
Expected volatility	33.9%	33.9%
Expected dividends	-	-

The assumptions used for grants prior to the adoption of SFAS No. 123R are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Stock option transactions under the 2003 and 1998 Stock Option Plans during the nine months ended September 30, 2006 are summarized below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,029,440	$26.63
Granted	188,000	71.22
Exercised	(271,030)	16.78
Forfeited and expired	(16,750)	35.61
Outstanding at September 30, 2006	1,929,660	$32.28	4.48	$75,106
Fully vested and exercisable at September 30, 2006	858,010	$18.98	3.33	$44,804

The total intrinsic value of the options exercised during the nine months ended September 30, 2006 and October 1, 2005 was $12,789 and $11,613, respectively.

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

The Company’s restructuring costs relate entirely to the Commercial Segment and primarily include one-time involuntary termination benefits (severance), moving of equipment, relocation of certain employees, facility closing, and accelerated depreciation of abandoned equipment. Of the $311 of restructuring costs incurred in the first nine months of 2006, $181 was included in selling and administrative expenses and $130 was included in cost of sales in the consolidated statements of income.

The following table summarizes estimated, incurred, and remaining costs for the restructuring actions by type as of September 30, 2006:

	Severance	Moving & Relocation	Facility Closing	Other Costs	Total
Estimated costs	$1,186	$1,511	$2,857	$370	$5,924
Cost incurred – year ended December 31, 2005	1,140	1,421	2,770	282	5,613
Cost incurred – nine months ended September 30, 2006	46	90	87	88	311
Remaining costs at September 30, 2006	$-	$-	$-	$-	$-

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents a reconciliation of the beginning and ending liability balances (yet to be paid) for the nine months ended September 30, 2006:

	Severance	Moving & Relocation	Facility Closing	Other Costs	Total
Liability balance at January 1, 2006	$611	$392	$-	$-	$1,003
Costs incurred	46	90	87	88	311
Amounts paid	(535)	(482)	(87)	(88)	(1,192)
Liability balance at September 30, 2006	$122	$-	$-	$-	$122

The Company has terminated 98 production employees and 37 engineering, administrative, and sales employees as a result of the restructuring (of which six engineering, administrative, and sales employees were terminated during the first nine months of 2006). The Company expects an additional three engineering positions to be terminated before year-end. As of September 30, 2006, management considers the restructuring activities related to the relocation substantially complete.

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

Further, the Company recognized $2,140 in income tax expense in the first nine months of 2006, net of foreign tax credits, for the repatriation of $35,918 of earnings and capital from a wholly-owned subsidiary in Canada, which occurred on May 9, 2006. According to Accounting Principles Board (“APB”) No. 23 “Accounting for Income Taxes - Special Areas,” deferred taxes are to immediately be recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries. All other earnings of foreign subsidiaries have been, or are intended to be, indefinitely reinvested in foreign operations; thus, no provision has been made for any U.S. taxes that may be applicable thereto.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

The components of income before income taxes and the (benefit) provision for income taxes for the three months and nine months ended September 30, 2006 and October 1, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Income before income taxes:
Domestic	$53,136	$30,289	$126,163	$78,725
Foreign	5,833	9,041	32,012	25,535
Income before income taxes	$58,969	$39,330	$158,175	$104,260

Income tax (benefit) provision:
Domestic:
Currently payable	$11,078	$14,731	$48,189	$34,341
Deferred	5,117	-	(22,132)	-
Foreign:
Currently payable	4,099	2,100	8,887	7,643
Deferred	604	626	747	859
Income tax provision	$20,898	$17,457	$35,691	$42,843

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the three months and nine months ended September 30, 2006 and October 1, 2005 follows:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.6%	3.3%	2.8%	3.3%
Change in tax status	0.0%	0.0%	-15.6%	0.0%
Section 199 manufacturing deduction and nondeductible portion of amortization and expenses	2.1%	-0.2%	0.2%	0.1%
Foreign earnings repatriation	-0.5%	8.2%	1.4%	3.1%
Return to provision	-1.7%	-2.6%	-0.6%	-1.0%
Other	-1.9%	0.7%	-0.6%	0.6%
Effective income tax rate	35.6%	44.4%	22.6%	41.1%

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Significant temporary differences creating deferred tax assets and liabilities at September 30, 2006 and December 31, 2005 follow:
	2006	2005
Deferred tax assets:
Allowance for doubtful accounts receivable	$4,612	$-
Inventory reserves	10,905	-
Accrued compensation expenses	14,347	-
Worker's compensation accrual	3,645	-
Interest	2,801	-
Other	5,595	402
Total deferred tax assets	41,905	402

Deferred tax liabilities:
Investment in partnership	-	26,404
Accelerated depreciation	9,868	-
Goodwill	37,939	-
Interest rate swaps	1,055	1,036
Foreign deferred liability	8,788	8,042
Total deferred tax liabilities	57,650	35,482
Net deferred tax liability	$15,745	$35,080

Classification:
Current (asset) liability	$(21,556)	$64
Net non-current liability	37,301	35,016
Net deferred tax liability	$15,745	$35,080

Deferred tax assets and liabilities are classified as current or long-term according to the related asset and liability classification of the item generating the deferred tax. The December 31, 2005 deferred taxes include a long-term deferred liability for Genlyte’s investment in GTG.

(7) Comprehensive Income
Comprehensive income for the three months ended September 30, 2006 and October 1, 2005 follows:

	2006	2005
Net income	$37,980	$21,873
(Loss) gain on foreign currency translation	(120)	8,394
(Loss) gain on change in fair value of interest rate swaps	(1,009)	320
Total comprehensive income	$36,851	$30,587

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Comprehensive income for the nine months ended September 30, 2006 and October 1, 2005 follows:

	2006	2005
Net income	$122,484	$61,417
Foreign currency translation gain recognized as income	(7,184)	-
Gain on foreign currency translation	5,676	5,580
(Loss) gain on change in fair value of interest rate swaps	(1,048)	1,091
Total comprehensive income	$119,928	$68,088

(8) Earnings Per Share
The calculation of the weighted average common shares outstanding assuming dilution for the three months ended September 30, 2006 and October 1, 2005 follows:

	2006	2005
	(Amounts in thousands)
Weighted average common shares outstanding	28,190	27,859
Incremental common shares issuable: Stock option plans	688	634
Weighted average common shares outstanding assuming dilution	28,878	28,493

The calculation of the weighted average common shares outstanding assuming dilution for the nine months ended September 30, 2006 and October 1, 2005 follows:
	2006	2005
	(Amounts in thousands)
Weighted average common shares outstanding	28,090	27,717
Incremental common shares issuable: Stock option plans	671	615
Weighted average common shares outstanding assuming dilution	28,761	28,332

(9) Goodwill and Other Intangible Assets
The changes in the net carrying amounts of goodwill by segment for the nine months ended September 30, 2006 were as follows:
	Commercial	Residential	Industrial and Other	Total
Balance as of December 31, 2005	$214,849	$35,155	$7,229	$257,233
Acquisitions (a)	52,195	7,030	24,662	83,887
Effect of exchange rate change on Canadian goodwill	1,672	23	28	1,723
Balance as of September 30, 2006	$268,716	$42,208	$31,919	$342,843

(a) The acquisitions of JJI, Strand, and Carsonite added $78,106, $5,332, and $449 to goodwill, respectively. See note (2) “Acquisitions” for a more detailed discussion of the Company’s recent acquisitions.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Summarized information about the Company’s other intangible assets follows:

	As of September 30, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$283	$283	$283	$283
Non-competition agreements	1,562	1,272	1,562	907
Customer relationships	30,560	2,947	26,560	1,890
Trademarks	60	22	-	-
Profit in backlog	1,856	1,856	-	-
Patents and other	8,659	1,186	5,758	767
Total amortized intangible assets	$42,980	$7,566	$34,163	$3,847

Net amortized intangible assets	$35,414		$30,316
Unamortized intangible assets:
Trademarks and trade names	105,454		77,704
License agreements	4,619		4,619
Total unamortized intangible assets	$110,073		$82,323
Total other intangible assets, net	$145,487		$112,639

The Company amortizes the non-competition agreements over two and five years, customer relationships over 19 to 21 years, trademarks over four years, profit in backlog over three months, and patents and other over five to 15 years. Amortization expense for intangible assets was $3,670 during the first nine months of 2006, compared to $1,802 during the first nine months of 2005. Estimated amortization expense for intangible assets going forward is $574 for the remainder of 2006, $2,297 for 2007, $2,267 for 2008, $2,221 for 2009, and $2,156 for 2010.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Through recent acquisitions, which are fully described in note (2) “Acquisitions,” the Company acquired the following other intangible assets during 2006:
	As of September 30, 2006
	Gross Carrying Amount	Weighted Average Remaining Life (in years)
Amortized intangible assets:
Customer relationships	$4,000	19.8
Trademarks	60	4.0
Profit in backlog	1,856	0.3
Patents and other	2,825	14.8
Total amortized intangible assets	$8,741	13.9

Unamortized intangible assets:
Trademarks and trade names	$27,750
Total other intangible assets	$36,491

The Company did not acquire any new companies in 2005.

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the nine months ended September 30, 2006 and October 1, 2005 were as follows:
	2006	2005
Balance, beginning of period	$4,587	$3,310
Addition from companies acquired	2,222	-
Additions charged to expense	6,063	8,663
Deductions for repairs and replacements	(6,122)	(7,665)
Balance, end of period	$6,750	$4,308

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) Long-Term and Short-Term Debt
Long-term debt as of September 30, 2006 and December 31, 2005 consisted of the following:
	2006	2005
U.S. revolving credit facility	$70,900	$75,000
Canadian revolving credit facility	6,263	-
Industrial revenue bonds	11,000	11,000
Capital leases and other	611	232
Total long-term debt	88,774	86,232
Less: current maturities (amounts payable within one year)	296	156
Non-current long-term debt	$88,478	$86,076

On December 9, 2005, Genlyte and its subsidiaries amended and restated the former credit agreement, which previously consisted of five-year U.S. and Canadian credit facilities and a $100,000 U.S. term loan entered into on August 2, 2004, to reduce borrowing fees and to provide additional borrowing capacity. The amended facilities now consist of a $260,000 U.S. revolving credit facility and a Canadian revolving credit facility of approximately $24,000 with the same syndicate of eleven banks maturing on October 31, 2010. According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged. As of September 30, 2006, total borrowings were $70,900 under the U.S. credit facility (which includes $50,000 borrowed to finance the May 22, 2006 acquisition of JJI) and $6,263 under the Canadian credit facility (which includes $12,526 recently borrowed to finance the JJI acquisition and $6,263 that was subsequently repaid). In addition, as of September 30, 2006, the Company had outstanding $21,168 of letters of credit, which are subject to a fee of 50 basis points and reduce the amount available to borrow under the U.S. facility. The letters of credit serve to guarantee the industrial revenue bonds as well as insurance reserves.

The U.S. revolving credit facility bears interest at the option of the borrower based upon either (1) the higher of the National City Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the Eurodollar Rate (“LIBOR”) plus the Eurodollar Margin (a margin as determined by Genlyte’s Leverage Ratio (total debt to EBITDA, or earnings before interest, taxes, depreciation, and amortization). Borrowings on the Canadian revolving credit facility can be made in Canadian dollars or U.S. dollars. Loans in Canadian dollars bear interest at the option of the borrower based upon either (1) the Canadian Deposit Offered Rate (“CDOR”) as determined by the Canadian administrative agent plus the Eurodollar Margin, or (2) the higher of the Canadian prime rate or CDOR plus 1.0%. Loans in U.S. dollars bear interest at the same rates as the U.S. revolving credit facility. Based upon Genlyte’s Leverage Ratio as of September 30, 2006, the Eurodollar Margin was 0.40% and the commitment fee on the facility was 0.10%. As of September 30, 2006 the interest rate on the U.S. revolving credit facility was 5.83% and 4.85% on the Canadian revolving credit facility.

Both facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature, including limitations on the aggregate amount of additional indebtedness outstanding, a maximum Leverage Ratio, and a minimum interest coverage ratio. As of September 30, 2006, the Company was in compliance with all of the covenants. Under the most restrictive covenant, which is the Leverage Ratio, the Company could incur approximately $262,000 in additional debt and still comply with the covenant.

The Company has $11,000 of variable rate Industrial Revenue Bonds that mature between 2009 and 2016. As of September 30, 2006, the weighted average interest rate on these bonds was 3.69%. These bonds are backed by the letters of credit mentioned above.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Future annual principal payments of long-term debt for the years ending December 31, are summarized as follows:

Year ending December 31,
2006 (remaining three months)	$40
2007	256
2008	232
2009	1,082
2010	82,164
Thereafter	5,000
Total long-term debt	$88,774

The Company’s short-term debt consists of a U.S. asset backed securitization (“ABS”) agreement for $100,000 “on balance sheet” financing, entered into by Genlyte and its wholly-owned subsidiary, Genlyte Receivables Corporation, which expires on July 31, 2007. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity. As of September 30, 2006 and December 31, 2005, total borrowings were $98,000 (of which $15,000 was borrowed to fund the acquisition of JJI) and $80,140, respectively, under the ABS loan, which bears interest at one-month LIBOR plus 0.32%. As of September 30, 2006 the actual rate was 5.65%. Net trade accounts receivable pledged as collateral for borrowings under the ABS loan were $184,582 and $158,429, as of September 30, 2006 and December 31, 2005, respectively. In addition, the Company also had $4,252 of other short-term debt at September 30, 2006.

On August 2, 2004, the Company entered into interest rate swap contracts designated as cash flow hedges to provide fixed rate interest of approximately 3.0% on $100,000 for two years (which expired on July 31, 2006) and 3.4% on $80,000 for three years. However, debt reductions during the third quarter of 2005 resulted in hedge “ineffectiveness” on a $50,000 portion of the $100,000 interest rate swap. In addition, on May 22, 2006, the Company entered into additional interest rate swap contracts designated as cash flow hedges to provide fixed rate interest on debt borrowed under the U.S. revolving credit facility at approximately 5.7% (including interest rate spreads) on $25,000 for three years and 5.7% (including interest rate spreads) on $25,000 for four years. See note (12) “Derivative Instruments and Hedging Activities.”

Interest expense, net is comprised primarily of interest expense on long-term and short-term debt, partially offset by interest income on cash, cash equivalents, and short-term investments and additional expense (income) before taxes on the interest rate swap that is no longer effective according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The following table summarizes the components of interest expense (income), net for the three and nine months ended September 30, 2006 and October 1, 2005:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Interest expense	$2,774	$2,575	$6,631	$7,917
Interest (income)	(295)	(479)	(1,579)	(1,058)
Expense (income) from change in fair value of swaps	267	(487)	502	(487)
Interest expense, net	2,746	1,609	5,554	6,372

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

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

The Company has designated its interest rate swap contracts as cash flow hedges. Under the terms of the swap entered into on August 2, 2004, the Company receives a LIBOR-based variable interest rate and pays a fixed interest rate of 3.4% on $80,000 for three years. On July 31, 2006, two additional interest rate swap contracts entered into on August 2, 2004, which provided a fixed interest rate of 3.0% on $100,000, expired. In order to provide fixed interest rates on a portion of the debt borrowed to fund the recent acquisition of JJI, the Company entered into additional interest rate swap contracts on May 22, 2006, which receive a LIBOR-based variable interest rate and pay a fixed interest rate of approximately 5.7% (which includes interest rate spreads) on $25,000 for three years and 5.7% (which includes interest rate spreads) on $25,000 for four years. The fair value of these instruments is a combined value of $664 as of September 30, 2006 and is included in other current assets and other long-term liabilities in the accompanying consolidated balance sheets. The Company recorded fair value changes totaling $(1,048) after tax for the nine months ended September 30, 2006 in accumulated other comprehensive income (loss).

During the third quarter of 2005, debt reductions resulted in the hedged debt balance falling below the amount of the interest rate swap contracts, which resulted in hedge accounting “ineffectiveness” on a $50,000 interest rate swap, which expired on July 31, 2006. Thus, during the third quarter of 2005, the Company reclassified from accumulated other comprehensive income (loss) and deferred tax $384 (representing 70% of the amount previously recorded). The remaining 30% was amortized over the swap contract, which recently expired, as the originally forecasted cash flows occurred, since one of the two $50,000 interest rate swaps no longer qualified for hedge accounting under SFAS No. 133. The Company completed the amortization of gains within accumulated other comprehensive income during the third quarter of 2006. Management does not expect additional debt payments to compromise the effectiveness of the remaining cash flow hedges. The interest rate swaps will be adjusted as the fair values of the swaps change. In addition, during the third quarter of 2006 a $50,000 effective swap also expired. Management estimates that none of the $300 in accumulated other comprehensive income (loss) at September 30, 2006 will be reclassified to income in the next twelve months, other than the portion related to the $80,000 swaps that expire in July 2007.

(13) Retirement and Other Postretirement Benefit Plans
The Company has defined benefit plans that cover certain of its full-time employees. The plans provide defined benefits based on “years of service” for hourly employees and “years of service and final average salary” for salaried employees. The Company uses September 30 as the measurement date for the retirement plan disclosure. The FASB recently issued SFAS No. 158, which requires, among other things, an employer to measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year; however, this provision is not effective for the Company until 2008. The other provisions of SFAS No. 158 are discussed in note (1) “Summary of Significant Accounting Policies.” The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act. Pension costs for all Company defined benefit plans are actuarially computed. The Company also has defined contribution plans and multi-employer plans.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

The components of net periodic pension benefit costs for U.S. and Canadian plans for the three and nine months ended September 30, 2006 and October 1, 2005 follow:

	U.S. Plans
	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Components of Net Periodic Benefit Costs:
Service cost	$628	$534	$1,884	$1,602
Interest cost	1,604	1,595	4,812	4,785
Expected return on plan assets	(1,914)	(1,729)	(5,742)	(5,187)
Amortization of prior service cost	42	47	126	141
Recognized actuarial loss	236	216	708	648
Net pension expense of defined benefit plans	596	663	1,788	1,989
Defined contribution plans	2,053	1,615	5,341	4,778
Multi-employer plans for certain union employees	71	35	155	112
Total benefit costs	$2,720	$2,313	$7,284	$6,879

	Canadian Plans
	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Components of Net Periodic Benefit Costs:
Service cost	$160	$122	$472	$364
Interest cost	172	153	507	458
Expected return on plan assets	(218)	(166)	(642)	(497)
Amortization of transition amounts	(1)	(1)	(3)	(3)
Amortization of prior service cost	8	7	24	22
Recognized actuarial loss	13	8	38	24
Net pension expense of defined benefit plans	134	123	396	368
Defined contribution plans	463	345	1,176	957
Total benefit costs	$597	$468	$1,572	$1,325

During the nine months ended September 30, 2006, the Company contributed $1,530 to its U.S. defined benefit plans and $430 to its Canadian defined benefit plans. The Company expects to contribute approximately $100 to its U.S. defined benefit plans and $700 to its Canadian defined benefit plans during the remainder of 2006. These amounts are based on the total contributions expected during 2006 to satisfy current funding requirements. In addition, the Company has elected to terminate the domestic defined benefit plans of JJI, which was acquired on May 22, 2006, and expects to fund approximately $7,200 for this purpose.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

(14) Operating Leases
The Company rents office space, equipment, and computers under non-cancelable operating leases, some of which include renewal options and/or escalation clauses. JJI, which was acquired on May 22, 2006, has a substantial amount of operating leases; thus, the Company’s future minimum operating lease payments have significantly changed from prior year-end. Future minimum operating lease payments are as follows:

Year ending December 31,
Remainder of 2006	$2,498
2007	8,998
2008	6,500
2009	5,078
2010	3,360
2011	2,706
Thereafter	6,228
Total minimum lease payments	$35,368

Total minimum lease payments on operating leases have not been reduced by minimum sublease rentals of $2,035 due in the future under non-cancelable subleases.

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

Environmental Remediation: The Company’s operations are subject to Federal, state, local, and foreign laws and regulations that have been enacted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The Company had established reserves of $3,942 and $3,257 at September 30, 2006 and December 31, 2005, respectively, that relate to estimated environmental remediation plans at several Company facilities. The Company believes these reserves are sufficient to cover estimated environmental liabilities at those dates; however, management continually evaluates the adequacy of those reserves, and they are subject to change. Management does not anticipate that compliance with current environmental laws and regulations will materially affect the Company’s capital expenditures, results of operations, or competitive position during the remainder of 2006.

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
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

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

(16) Segment Reporting
For management reporting and control, the Company’s businesses are divided into three operating segments: Commercial, Residential, and Industrial and Other. Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” At September 30, 2006 the operating segments were comprised as follows:

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
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Intersegment sales are eliminated in consolidation and therefore not presented in the table below. Corporate assets and expenses are allocated to the segments. Information about the Company’s operating segments for the three months ended September 30, 2006 and October 1, 2005 follows:
	Commercial	Residential	Industrial and Other	Total
2006
Net sales	$308,355	$47,169	$54,857	$410,381
Operating profit	$44,507	$9,357	$7,851	$61,715
Total assets as of September 30	$917,669	$136,579	$137,521	$1,191,769

2005
Net sales	$242,509	$43,257	$39,856	$325,622
Operating profit	$28,272	$7,876	$4,782	$40,930
Total assets as of December 31	$749,419	$114,370	$126,117	$989,906

Segment data for the nine months ended September 30, 2006 and October 1, 2005 follows:

	Commercial	Residential	Industrial and Other	Total
2006
Net sales	$819,759	$140,111	$145,779	$1,105,649
Operating profit	$111,895	$26,085	$18,565	$156,545

2005
Net sales	$698,506	$130,269	$114,446	$943,221
Operating profit	$77,408	$21,148	$12,068	$110,624

The figures previously reported for 2005 have been adjusted to reflect the correction of a classification.

The Company has operations throughout North America. Foreign net sales, operating profit, and long-lived assets are primarily from Canadian operations, with a minor amount in Germany, Hong Kong, and Mexico. The amounts below are attributed to each country based on the selling division’s location. Information about the Company’s operations by geographical area for the three months ended September 30, 2006 and October 1, 2005 follows:

	United States	Foreign	Total
2006
Net sales	$329,439	$80,942	$410,381
Operating profit	$46,678	$15,037	$61,715
Long-lived assets at September 30	$573,412	$99,305	$672,717

2005
Net sales	$266,842	$58,780	$325,622
Operating profit	$31,999	$8,931	$40,930
Long-lived assets at December 31	$465,327	$76,147	$541,474

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 30, 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

Information about the Company’s operations by geographical area for the nine months ended September 30, 2006 and October 1, 2005 follows:

	United States	Foreign	Total
2006
Net sales	$907,165	$198,484	$1,105,649
Operating profit	$126,916	$29,629	$156,545

2005
Net sales	$778,312	$164,909	$943,221
Operating profit	$87,012	$23,612	$110,624

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

OVERVIEW

We consider ourselves the second largest manufacturer of lighting fixtures in the world, and the largest company in the world devoted exclusively to selling lighting fixtures, controls, and related products. We currently estimate that we hold a 16% share of the U.S. and Canadian lighting markets, which we estimate to be approximately $8.0 billion. We participate primarily in the commercial market, but also have a considerable position in the residential and industrial markets.

We sell products under 38 widely recognized and respected brand names. Part of our strategy is to take advantage of brand name recognition and focus our brands on specific markets, market channels or product competencies. Our goal is to be one of the top two lighting companies in each of our major markets. We sell primarily through wholesale electrical distributors - mostly independent distributors and selective relationships with national accounts - using multiple sales forces of direct sales employees and independent sales representatives to maximize market coverage.
We are committed to product innovation and strive to generate 30% of annual sales from new products released within the past three years, finding that our most profitable divisions achieve or come very close to the 30% goal. In addition, we are committed to growth through market share penetration and strategic acquisitions. We seek to grow our business at least 10% each year - 5% through internal growth (new products and markets) and 5% through strategic acquisitions. Since the formation of GTG in 1998, we have acquired eleven companies, in addition to the 32% minority interest in GTG.

We operate primarily in the commercial lighting markets, with 74.1% of our net sales for the first nine months of 2006 coming from the Commercial segment. Our commercial indoor and outdoor lighting business activity accelerated during the first nine months of the year and exceeded our expectations, while our Residential and Industrial segments continued their relatively strong business pattern. Thus, our total net sales grew by 17.2% compared to the first nine months of 2005. All three of our segments enjoyed solid sales growth, with increases of 17.4% in the Commercial segment, 7.6% in the Residential segment, and 27.4% in the Industrial and Other segment.

Although the cost of steel has leveled off, we continue to see year-over-year cost increases related to aluminum, copper, ballasts, zinc coatings, corrugated packaging and energy. These increases began to impact our product costs in the second half of 2004, continued to have a significant impact through 2005 and the first nine months of 2006, and are expected to continue to impact results the remainder of 2006. We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by seeking a better product mix with higher value-added products and periodically evaluating our pricing strategies.

In response to realized and potential cost increases, we announced incremental price increases effective with May 2004, November 2004, June 2005, and June 2006 orders. We are encouraged by the success of our new product and pricing strategies, which help protect our margins. Specifically, our ongoing industry leadership in product development and excellence in the order and quotation process further boosts the success of our price increases. As a result, our third quarter 2006 gross profit margin increased to 40.4% compared to 37.0% last year and the operating profit margin increased during the third quarter of 2006 to 15.0% from 12.6% last year. We continued to experience a year-over-year benefit from the price increases and estimate that approximately 6% of the sales increase in the third quarter of 2006 was due to price. We did not necessarily expect to attain the full amount of the announced price increases due to competitive pressures, but we believe that holding a significant portion of the price increases contributed to our successful first nine months of 2006. In order to maintain these net sales and margin improvements going forward, we announced a 5% to 15% price increase in most of our commercial product lines, which became effective with orders released for shipment after June 2006. We expect to see some impact from these increases during the remainder of 2006 and into 2007.

In addition, cost containment actions such as the recent consolidation of our San Leandro, California and San Marcos, Texas manufacturing facilities into an entirely new manufacturing facility in San Marcos will enable continuous cost and quality improvements. The new facility is now fully operational with significant sales and earnings improvements compared to last year when we recorded relocation expenses and experienced start-up inefficiencies. We also recently completed automation and expansion projects at our facilities in Massachusetts, Mississippi, South Carolina, and Ontario, Canada. We elected to reinforce our efficient North American production capabilities, which include 35 factories accounting for a majority of our total production, because of our dedication to superior customer service for our make-to-order specification business.

Some of the commercial and industrial construction market sectors remained relatively soft over the last few quarters, while the recovery we expected continued to stretch out. However, the traditional commercial construction market significantly improved in the first nine months of 2006, primarily due to the acceleration of post-hurricane Katrina construction activity combined with unseasonably warm weather in January 2006. In addition, the industrial market sector improved primarily from increased volume, which was driven by tax incentives offered under the Energy Policy Act of 2005 to install energy-efficient interior lighting systems.

While the residential market is weaker than prior year, we continue to experience relatively healthy results. In spite of the slowing residential market, we expect 2006 sales to continue at or to exceed the 2005 levels due to our focus on new product developments and developing new markets and opportunities for growth.

Genlyte’s acquisitions of JJI Lighting Group (“JJI”), which was effective on May 22, 2006, and Strand Lighting (“Strand”), which was effective on July 11, 2006 had a significant impact on Genlyte’s financial condition, results of operations, and liquidity for the third quarter of 2006. The financing of acquisitions decreased cash and short-term investments approximately $51.3 million and increased debt approximately $77.5 million, and resulted in increased values for most of the balance sheet captions. The acquisitions favorably impacted net income for the third quarter of 2006 since a full quarter of JJI sales activity and 12 weeks of Strand sales activity were included in Genlyte’s consolidated results of operations. The full-year 2006 results will have a more significant impact on net income as JJI and Strand continue to operate within Genlyte and the profit in inventory and backlog is fully amortized. In addition, Genlyte also acquired Carsonite International Corporation (“Carsonite”) on September 26, 2006, but management does not expect Carsonite to provide much of an impact until 2007.

The results for the first nine months of 2006 were significantly impacted by some notable items. We recognized a $24.7 million tax provision benefit related to an election by GTG changing from partnership to corporate status for income tax reporting purposes. Deferred taxes accumulated on the outside basis of GTG, in excess of the deferred taxes on GTG’s inside basis, were recognized through the provision into net income. This tax benefit was partially offset by $2.4 million of additional tax expense for a dividend of foreign subsidiary earnings. In addition, we recognized a $7.2 million foreign currency exchange gain related to the return of capital from Canada, which was used to fund the acquisition of JJI. Also, we incurred $2.2 million in operating expenses and start-up inefficiencies in the first nine months of 2006 related to the San Marcos employee relocation, plant consolidation, and severance pay.

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

RESULTS OF OPERATIONS

Comparison of Third quarter 2006 to Third quarter 2005
Net sales for the third quarter of 2006 were $410.4 million, an increase of 26.0% compared to 2005 third quarter net sales of $325.6 million. Net sales for the Commercial segment increased by 27.2%; net sales for the Residential segment increased by 9.0%; and net sales for the Industrial and Other segment increased by 37.6%. The combination of a sales mix of higher quality products, the realization of previously announced price increases, acquisitions of JJI and Strand, and favorable overall construction activity helped us achieve these third quarter increases. Net sales for comparable operations, excluding the effect of the acquisitions, increased 12.1% from the third quarter of 2005 to the third quarter of 2006. Net sales were also positively impacted by our new San Marcos, Texas facility, which is now fully operational with significant sales improvements over prior year when we experienced start-up inefficiencies.

We initiated price increases ranging from 5% to 15% effective for orders released for shipment after June 2006. Overall, we believe that approximately 6% of the net sales increase during the third quarter of 2006 was related to price increases, with volume and product mix accounting for the remaining increase. The traditional volume and price sales analysis in the lighting industry is very difficult to calculate due to product mix which includes thousands of different products and multiple variations on most products. Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

The recovery in the commercial market is continuing, led by strength in the institutional and healthcare construction businesses. The residential construction market is significantly weaker than prior year; however, due to lighting’s place as one of the last building materials to be installed in most construction projects, in addition to our focus on new product development and developing new markets, our residential business continued to grow during the third quarter. The industrial market sector improved primarily from increased volume, which was assisted by tax incentives offered under the Energy Policy Act of 2005 to install energy-efficient interior lighting systems.

Net sales for U.S. operations increased 23.5%, while net sales for the Canadian operations increased 19.0% compared to the third quarter of 2005. Without the JJI and Strand acquisitions, which primarily consist of U.S. operations but which have a small operation in Germany and Hong Kong, respectively, net sales for U.S. operations increased 10.6% compared to the third quarter of 2005. The increases were primarily due to a combination of price increases, new product offerings, improvement in our commercial market, and continued strength in our residential, HID and outdoor lighting businesses. The stronger Canadian dollar during the third quarter of 2006 compared to the third quarter of 2005 increased U.S. dollar sales of Canadian operations by $4.6 million. If the exchange rate had remained constant, net sales of Canadian operations would have increased 11.2%. Net sales for Canadian operations increased compared to the prior year due to a combination of price increases, new product offerings, improvement in our commercial market, and continued strength in our residential, HID and outdoor lighting businesses.

Cost of sales for the third quarter of 2006 was 59.6% of net sales, compared to 63.0% in the third quarter of 2005. Even though the market has experienced significant increases in the cost of copper, aluminum, zinc coatings, ballasts, inbound freight, energy, and group health insurance, we improved our gross profit margin percentage to 40.4% in the third quarter of 2006, compared to 37.0% in the third quarter of 2005. The increased gross profit margin is primarily attributed to the price increases previously discussed. In addition, the product mix of higher value-added products, increased sales volume (which results in higher absorption of manufacturing overhead expenses), and our de-emphasis of lower margin business helped overall margins. In order to maintain the gross profit margin improvements, we implemented a 5% to 15% price increase on most product lines, effective with orders released for shipment after June 2006.

Selling and administrative expenses were 24.9% of net sales for the third quarter of 2006 compared to 24.3% for the third quarter of 2005. Currency transaction gains and (losses) of $4 thousand and $(2.4) million for the third quarters of 2006 and 2005, respectively, are included in selling and administrative expenses. In a period of a strengthening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction losses. The opposite would occur in a period of a weakening Canadian dollar, as was the case in the third quarter of 2006. Further, during the third quarter of 2005 we recognized operating expenses related to the San Marcos employee relocation, plant consolidation, and severance of $460 thousand. Excluding these two items from both years, selling and administrative expenses as a percentage of net sales would have been 24.9% and 23.4% for the third quarters of 2006 and 2005, respectively. The selling and administrative expenses as a percentage of net sales increased from prior year primarily due to higher accrued expenses for employee bonuses, increased commission expense, and the acquisition of JJI, which has higher selling and administrative expenses as a percentage of sales than the rest of the company.

The strength of the Canadian dollar compared to the third quarter of last year resulted in a $931 thousand pre-tax benefit, or a positive net income impact of $692 thousand after income taxes, from translating operating income of Canadian operations at a higher exchange rate than the third quarter of 2005. However, the weakening Canadian dollar compared to the second quarter of 2006 resulted in a $120 thousand foreign currency translation adjustment (“CTA”) loss, which decreased accumulated other comprehensive income during the third quarter of 2006. In the third quarter of 2005, the strengthening Canadian dollar resulted in an $8.4 million foreign currency translation adjustment gain, increasing accumulated other comprehensive income. Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

In the third quarter of 2006, interest income was $295 thousand and interest expense was $2.8 million. In addition, we recorded net expense of $267 thousand during the third quarter of 2006 due to ineffective interest rate swaps, for a total net interest expense of $2.7 million during the quarter. In the third quarter of 2005, interest income was $479 thousand, interest expense was $2.6 million, and we recorded net interest income of $487 thousand due to ineffective interest rate swaps (net interest expense of $1.6 million). Since average cash, cash equivalents, and short-term investment balances were lower in the third quarter of 2006 compared to 2005, we recognized lower interest income in the third quarter of 2006. Further, interest expense was higher in the third quarter of 2006 compared to 2005 due to increased interest rates and the addition of $77.5 million of new debt to finance the May 22, 2006 acquisition of JJI. Interest expense is expected to continue at higher levels until the debt is paid. To reduce our exposure to interest rate risk, on May 22, 2006, we entered into additional interest rate swap contracts to provide fixed rate interest of approximately 5.7% (which includes interest rate spreads) on $25 million for three years and 5.7% (which includes interest rate spreads) on $25 million for four years.

Minority interest during the third quarter of 2005 represented the 49.5% ownership share of Lumec-Schreder’s results by Schreder SA, a Belgian holding corporation of the Schreder Group. However, on January 1, 2006 we acquired the 49.5% minority interest in Lumec-Schreder for a cash price of approximately $1.0 million, increasing our interest to 100%.

The effective tax rate was 35.6% for the third quarter of 2006 compared to 44.4% for the third quarter of 2005. The decrease is primarily due to a $3.2 million income tax expense recognized last year for a foreign earnings repatriation of $60.0 million. The American Jobs Creation Act of 2004 created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Going forward we expect the consolidated rate to be approximately 38%.

Net income for the third quarter of 2006 was $38.0 million ($1.32 per diluted share), an increase of 73.6% over the third quarter 2005 net income of $21.9 million ($0.77 per diluted share). Net income in the third quarter of 2006 benefited from the May 22, 2006 acquisition of JJI and the July 11, 2006 acquisition of Strand. Excluding acquisitions, net income would be $35.6 million, an increase of 62.6% over the third quarter of 2005 net income. The combination of adding new products, maintaining previously announced price increases, the level of construction activity, cost containment strategies, stability of the Canadian dollar exchange rate, and production efficiency improvements of our San Marcos, Texas facility helped us achieve higher net income in the third quarter of 2006.

Comparison of the First Nine months of 2006 to the First Nine months of 2005
Net sales for the first nine months of 2006 were $1,105.6 million, an increase of 17.2% compared to the first nine months of 2005 net sales of $943.2 million. Net sales for the Commercial segment increased by 17.4%; net sales for the Residential segment increased by 7.6%; and net sales for the Industrial and Other segment increased by 27.4%. The combination of a sales mix of higher quality products, the realization of previously announced price increases, an acceleration of post-hurricane Katrina construction activity, the acquisition of JJI and Strand, and the overall construction activity helped us achieve these increases for the first nine months of 2006. Net sales for comparable operations, excluding the effect of the JJI and Strand acquisitions, increased 10.7% from the first nine months of 2005 to the first nine months of 2006. Net sales were also positively impacted by our new San Marcos, Texas facility, which is now fully operational with significant sales improvements over prior year when we experienced start-up inefficiencies.

We initiated price increases ranging from 5% to 15% effective with orders released for shipment after June 2006. Overall, we believe that approximately 5% of the net sales increase during the first nine months of 2006 was related to price increases, with volume and product mix accounting for the remaining increase. The traditional volume and price sales analysis in the lighting industry is very difficult to calculate due to product mix which includes thousands of different products and multiple variations on most products. Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

The improvement of the indoor and outdoor commercial construction market during the first nine months was primarily due to the acceleration of post-hurricane Katrina construction activity and unseasonably warm weather at the beginning of 2006, combined with an overall cyclical commercial construction market recovery that began in the first quarter. The commercial construction recovery was powered by improvements in sales for institutional and healthcare construction businesses. Residential construction markets are significantly weaker than prior year; however, due to lighting’s place as one of the last building materials to be installed in most construction projects, in addition to our focus on new product developments and developing new markets, our residential business continued to grow during the first nine months of 2006. The industrial market sector improved primarily from increased volume, which was assisted by tax incentives offered under the Energy Policy Act of 2005 to install energy-efficient interior lighting systems.

Net sales for U.S. operations increased 16.6%, while net sales for the Canadian operations increased 11.5% compared to the first nine months of 2005. Without the JJI and Strand acquisitions, which primarily consist of U.S. operations but which have a small German and Hong Kong operation, respectively, net sales for U.S. operations increased 10.6% compared to the first nine months of 2005. The increases were primarily due to a combination of price increases, new product offerings, improvement in our commercial market, and continued strength in our residential, HID and outdoor lighting businesses. Net sales for the first nine months of 2005 were negatively impacted by start-up inefficiencies at our Gardco and Wide-Lite divisions, which relocated into a new manufacturing facility in San Marcos, Texas last year, but the facility is fully operational as of the third quarter. The stronger Canadian dollar during the first nine months of 2006 compared to the first nine months of 2005 increased U.S. dollar sales of Canadian operations by $13.8 million. If the exchange rate had remained constant, net sales of Canadian operations would have increased 3.2%. Net sales for Canadian operations increased compared to the prior year primarily due to a combination of price increases, new product offerings, improvement in our commercial market, and continued strength in our residential, HID and outdoor lighting businesses.

Cost of sales for the first nine months of 2006 was 60.6% of net sales, compared to 63.1% in the first nine months of 2005. Even though the market has experienced significant increases in the cost of copper, aluminum, zinc coatings, ballasts, inbound freight, energy, and group health insurance, we have been able to improve our gross profit margin percentage to 39.4% in the first nine months of 2006, compared to 36.9% in the first nine months of 2005. The increased gross profit margin is primarily attributed to the price increases previously discussed. In addition, the product mix of higher value-added products, increased sales volume (which results in higher absorption of manufacturing overhead expenses), and our de-emphasis of lower margin business helped overall margins. In order to maintain the gross profit margin improvements, we implemented a 5% to 15% price increase on most product lines, effective with orders released for shipment after June 2006.

Selling and administrative expenses for the first nine months of 2006 and 2005 were 25.0% of net sales for both years. Currency transaction losses of $989 thousand and $1.6 million for the first nine months of 2006 and 2005, respectively, are included in selling and administrative expenses. In a period of a strengthening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction losses, as was the case in the first nine months of 2006. Further, during the first nine months of 2006 and 2005 we recognized operating expenses related to the San Marcos employee relocation, plant consolidation, and severance of $311 thousand and $637 thousand, respectively. Excluding these two items from both years, selling and administrative expenses as a percentage of net sales would have been 24.8% and 24.7% for the first nine months of 2006 and 2005, respectively. The selling and administrative expenses as a percentage of net sales slightly increased from prior year primarily due to higher accrued expenses for employee bonuses and increased commission expense.

The strength of the Canadian dollar for the first nine months of 2006 compared to the first nine months of last year resulted in a $2.2 million pre-tax benefit, or a positive net income impact of $1.5 million after income taxes, from translating operating income of Canadian operations at a higher exchange rate than the first nine months of 2005. In addition, the strengthening Canadian dollar resulted in a $5.7 million foreign currency translation adjustment (“CTA”) gain. However, CTA actually decreased accumulated other comprehensive income during the first nine months of 2006 by $1.5 million, due to the $7.2 million reduction in foreign currency translation adjustment related to the foreign currency exchange gain on the return of capital from Canada. In the first nine months of 2005, the strengthening Canadian dollar resulted in a $5.6 million foreign currency translation adjustment gain, increasing accumulated other comprehensive income. Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

In the first nine months of 2006, interest income was $1.5 million and interest expense was $6.6 million. In addition, we recorded net expense of $502 thousand during the first nine months of 2006 due to ineffective interest rate swaps, for total net interest expense of $5.6 million. In the first nine months of 2005, interest income was $1.0 million, interest expense was $7.9 million, and we recorded net interest income of $487 thousand due to ineffective interest rate swaps (net interest expense of $6.4 million). Since average cash, cash equivalents, and short-term investment balances were higher in the first nine months of 2006 compared to 2005 and interest rates increased, we recognized higher interest income in the first nine months of 2006. Further, interest expense was lower for the first nine months of 2006 compared to 2005 since a significant amount of debt was repaid over the past year, even though we recently borrowed $77.5 million of new debt to finance the May 22, 2006 acquisition of JJI. To reduce our exposure to interest rate risk, on May 22, 2006, we entered into additional interest rate swap contracts to provide fixed rate interest of approximately 5.7% (which includes interest rate spreads) on $25 million for three years and 5.7% (which includes interest rate spreads) on $25 million for four years.

Minority interest during the first nine months of 2005 represented the 49.5% ownership share of Lumec-Schreder’s results by Schreder SA, a Belgian holding corporation of the Schreder Group. However, on January 1, 2006 we acquired the 49.5% minority interest in Lumec-Schreder for a cash price of approximately $1.0 million, increasing our interest to 100%.

The effective tax rate was 22.6% for the first nine months of 2006 compared to 41.1% for the first nine months of 2005. The effective tax rate for the first nine months of 2006 was significantly lower, primarily due to the $24.7 million one-time tax provision benefit related to the change in corporate structuring of GTG from partnership status to corporate status for income tax reporting purposes. As a result of the election, deferred taxes accumulated on the outside basis of GTG in excess of the deferred taxes on GTG’s inside basis were recognized through the provision into net income. This tax benefit was partially offset by the $2.1 million of additional income tax expense, net of foreign tax credits, for the foreign earnings repatriation of $35.9 million. In addition, the effective tax rate for the first nine months of 2005 was higher than normal due to the recognition of a $3.2 million income tax expense last year for a foreign earnings repatriation of $60.0 million. The American Jobs Creation Act of 2004 created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. According to Accounting Principles Board (“APB”) No. 23 “Accounting for Income Taxes - Special Areas,” deferred taxes are to be immediately recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries. Excluding the items above, the effective tax rates for the first nine months of 2006 and 2005 would have been 36.8% and 38.0%, respectively. Going forward we expect the consolidated rate to be approximately 38%.

Net income for the first nine months of 2006 was $122.5 million ($4.26 per diluted share), an increase of 99.4% over the first nine months 2005 net income of $61.4 million ($2.17 per diluted share). Net income for the first nine months of 2006 benefited primarily from the $24.7 million ($0.86 per diluted share) one-time tax provision benefit mentioned above, in addition to the $7.2 million or $4.4 million after-tax ($0.15 per diluted share) foreign currency exchange gain related to the return of capital from Canada, which was used to fund the acquisition of JJI. Excluding the one-time tax provision benefit and the foreign currency exchange gain, net income would have increased 52.0% over the first nine months of 2005. Net income in the first nine months of 2006 also benefited from the May 22, 2006 acquisition of JJI and the July 11, 2006 acquisition of Strand. Excluding acquisitions and the unusual items above, net income would be $89.1 million, an increase of 45.1% over the first nine months of 2005 net income. The combination of adding new products, maintaining previously announced price increases, the level of construction activity, cost containment strategies, and production efficiency improvements by our San Marcos, Texas facility helped us achieve higher net income in the first nine months of 2006.

Outlook for the Future
While the smaller commercial construction projects, such as strip shopping malls, small hotels, restaurants, banks, etc., have been relatively healthy over the last several years, the traditional commercial construction market started to show significant improvement during the first quarter of 2006. The recovery continued throughout the third quarter of 2006 and forecasts remain generally optimistic. Office vacancy rates and hospitality occupancy rates are improving; however, the overall cost of building materials seems to be dampening some of the momentum. Our outlook for the overall commercial construction market is continued growth over the next two years, subject to seasonal fluctuations. The non-residential construction market in Canada has not experienced the same growth of U.S. markets, but is expected to grow in 2007. In addition, residential construction remained relatively strong during 2005 and the first nine months of 2006, although it is clear that the residential construction market is weaker than prior year primarily due to increased interest rates. We expect it to soften during the remainder of 2006 and into 2007.

Even though the cost of steel has leveled off, we are expecting steel to increase the remainder of the year and we continue to see year-over-year cost increases related to aluminum, copper, zinc coatings, ballasts, corrugated packaging and energy. These increases began to impact our product costs in 2004 and are expected to continue to impact results through the end of 2006 and into 2007. We will continue to diligently improve cost control and production efficiency, while attempting to improve margins through a better product mix with higher value-added products and periodic evaluation of our pricing strategies.

In response to realized and potential cost increases, we announced price increases ranging from 6% to 10% effective with June 2005 orders and price increases ranging from 5% to 15% effective with orders released for shipment after June 2006. Price increases are always subject to competitive pressure, and we did not necessarily expect to attain the full amount of the announced increases, but we believe we attained enough of the price increases to more than offset the cost increases. While we expect to receive additional benefits from the June 2006 price increases the remainder of 2006 and into 2007, we will continue to evaluate our pricing strategies in order to maintain these net sales and margin improvements going forward.

Genlyte’s acquisitions of JJI, which was effective on May 22, 2006, Strand, which was effective on July 11, 2006, and Carsonite, which was effective on September 26, 2006, will have a more significant impact on net income during the remainder of 2006 as the profit in inventory and backlog is fully amortized.

In the third quarter of 2005 we completed the construction of a new 250,000 square foot HID (high intensity discharge) fixture manufacturing plant in San Marcos, Texas, and completed the relocation of our Wide-Lite and Gardco divisions into the new facility in the fourth quarter of 2005. The facility provides world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time. Since we have substantially completed our restructuring activities related to the relocation and the facility is now fully operational with significant sales and earnings improvements over prior year, we do not expect to incur any additional operating expenses or start-up inefficiencies during the remainder of 2006.

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

The ‘Energy Policy Act of 2005,’ which provides tax benefits for energy-efficient interior lighting systems, will hopefully continue to spur demand for our new energy-efficient products and enable us to help our country deal with increasing energy costs. We have seen some benefit from this legislation in our Industrial segment during the first nine months of 2006, and we believe this energy legislation will continue to have a positive impact on retrofit lighting business in the U.S., and may provide additional business opportunities through 2007.

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

We were in a net debt position (total debt exceeded cash, cash equivalents, and short-term investments by $154.5 million) at September 30, 2006, compared to net debt of $70.7 million at December 31, 2005. Total debt increased to $191.0 million at September 30, 2006, compared to $166.4 million at December 31, 2005, while cash, cash equivalents, and short-term investments decreased to $36.5 million at September 30, 2006 compared to $95.7 million at December 31, 2005. The increase in total debt and the decrease in cash, cash equivalents, and short-term investments from year-end primarily resulted from the financing of the JJI, Strand, and Carsonite acquisitions.

Working capital at September 30, 2006 was $158.2 million, compared to $151.3 million at December 31, 2005. This increase was primarily due to a $59.1 million increase in accounts receivable and a $42.5 million increase in inventory, which was offset by a $59.2 million decrease in cash, cash equivalents, and short-term investments, a $22.1 million increase in short-term debt, and a $41.4 million increase in accounts payable and accrued expenses. Working capital was significantly impacted by the recent acquisitions of JJI and Strand, which added significant amounts of accounts receivable, inventory, and accounts payable. The accounts receivable and inventory increases also reflect an 18.1% growth in sales (excluding the acquisitions of JJI and Strand) for the third quarter of 2006 compared to the fourth quarter of 2005. The increase in accounts receivable as a percentage of sales compared to prior year-end is also impacted by the seasonality of accounts receivable, which is normally at the lowest point of the year at the end of December as dating programs generally become due and collection efforts are heightened. In addition, the decrease in cash, cash equivalents, and short-term investments and the increase in short-term debt are primarily due to payments and borrowings to finance the acquisitions of JJI, Strand, and Carsonite. The current ratio (current assets divided by current liabilities) was 1.44 at September 30, 2006, compared to 1.51 at December 31, 2005.

The ratio of total debt to total capital employed at September 30, 2006 was 22.1%, compared to 23.4% at December 31, 2005. Because of our expected strong cash flow, we believe this level of debt is manageable.

Summary of Cash Flows
A summary of the consolidated statements of cash flow for the nine months ended September 30, 2006 and October 1, 2005 follows:

(Dollars in thousands)	2006	2005
Cash provided by operating activities	$53,755	$63,259
Cash used in investing activities	(131,548)	(14,904)
Cash provided by (used in) financing activities	34,591	(63,172)
Effect of exchange rate changes	1,661	2,849
Net decrease in cash and cash equivalents	$(41,541)	$(11,968)

Even though net income increased from $61.4 million for the first nine months of 2005 to $122.5 million for the first nine months of 2006, cash provided by operating activities decreased. The primary reason for the decrease related to the buildup of accounts receivable and inventory associated with increased sales activity in 2006, in addition to deferred taxes primarily related to the change in tax status of GTG and a foreign tax rate differential. Management expects operating activities to provide cash during the fourth quarter of 2006.

Cash used in investing activities in the first nine months of 2006 was $131.5 million, primarily from the $131.8 million acquisitions of JJI, Strand, and Carsonite (net of cash received). Cash used in investing activities also includes the proceeds from sales of short-term investments less purchases of short-term investments and purchases of property, plant and equipment. In the first nine months of 2006 and 2005, proceeds from sales of short-term investments exceeded purchases of short-term investments as these investment balances were reduced to fund the recent acquisitions in 2006 and pay down debt in 2005. Purchases of plant and equipment in the first nine months of 2006 of $17.7 million were $14.7 million lower than the first nine months of 2005. The decrease in capital spending in the first nine months of 2006 was primarily due to capital expenditures in the first nine months of 2005 related to the plant expansion at our Cornwall, Ontario facility and spending on the HID (high intensity discharge) manufacturing plant in San Marcos, Texas.

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

Cash provided by financing activities during the first nine months of 2006 was $34.6 million, with $166.0 million in proceeds of short-term and long-term debt offset by $144.8 million in repayments of short-term and long-term debt. Also, $8.7 million was provided by cash and tax benefits from the exercise of stock options and there was a $4.7 million increase in disbursements outstanding. Cash used in financing activities during the first nine months of 2005 was $63.2 million, with $112.2 million in repayments of short-term and long-term debt offset by $44.0 million in proceeds from short-term and long-term debt. In addition, $5.2 million was provided from the exercise of stock options. On January 1, 2006, we adopted the modified prospective method of FAS 123R, which requires excess tax benefits for the exercise of stock options to be reported as a financing activity. The excess tax benefits from the exercise of stock options in 2005 remains in operating activities, as required under prior guidance, and SFAS 123R does not require retroactive treatment.

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

Our long-term debt at September 30, 2006 consisted of $70.9 million outstanding from the $260.0 million U.S. revolving credit facility (which includes $50.0 million borrowed to finance the May 22, 2006 acquisition of JJI), $6.3 million under the Canadian credit facility (which includes $12.5 million recently borrowed to finance the JJI acquisition and $6.2 million that was subsequently repaid), $11.0 million in industrial revenue bonds, and $611 thousand in capital leases and other. The revolving credit facilities are unsecured. At September 30, 2006, we had $21.2 million in outstanding letters of credit under the U.S. revolving credit facility. The letters of credit reduce the amount available to borrow and guarantee the industrial revenue bonds as well as insurance reserves. We are in compliance with all of our debt covenants as of September 30, 2006.

Our short-term debt at September 30, 2006 consisted of a U.S. asset backed securitization (“ABS”) agreement for $100 million “on balance sheet” financing, entered into by Genlyte and its wholly owned subsidiary, Genlyte Receivables Corporation, which matures on July 31, 2007. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity which pledges the accounts receivable as collateral. As of September 30, 2006, our short-term debt consisted of $98.0 million outstanding under the ABS agreement (of which $15.0 million was borrowed to fund the acquisition of JJI). Net trade accounts receivable pledged as collateral for this loan were $184.6 million at September 30, 2006. In addition, we also had $4.3 million of other short-term debt at September 30, 2006.

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

We also entered into cash flow hedges, in the form of interest rate swap contracts, on August 2004 to provide fixed rate interest. Under the terms of these swaps, we receive a LIBOR-based variable interest rate and pay a fixed interest rate of 3.0% on $100 million for two years (which expired on July 31, 2006) and 3.4% on $80 million for three years. However, during the third quarter of 2005, debt reductions resulted in the amount of hedged debt falling below the amount of the interest rate swap contracts. This resulted in hedge accounting “ineffectiveness” on a $50 million interest rate swap that recently expired. Thus, during the third quarter of 2005, we reclassified from accumulated other comprehensive income (loss) and deferred tax $384 thousand (representing 70% of the amount previously recorded) and amortized the remaining amount as the originally forecasted cash flows occurred, since one of the two $50 million interest rate swaps no longer qualified for hedge accounting under SFAS 133. We completed the amortization of gains within accumulated other comprehensive income (loss) during the third quarter of 2006. We do not expect additional debt payments to compromise the effectiveness of the remaining cash flow hedges. The interest rate swaps will be adjusted as the fair values of the swaps change. In addition, during the third quarter of 2006 a $50.0 million effective swap also expired. We estimate that none of the $300 thousand in accumulated other comprehensive income (loss) at September 30, 2006 will be reclassified to income in the next twelve months, other than the portion related to the $80 million swaps that expire in July 2007. As a result of the interest rate swaps, we pay a weighted-average fixed interest rate of 4.4% (which includes interest rate spreads) on $130.0 million of debt. The fair value of the interest rate swap contracts was a combined value of $664 thousand and $2.9 million at September 30, 2006 and December 31, 2005, respectively.

The following table summarizes our contractual obligations at September 30, 2006, excluding current liabilities except for the current maturities of long-term debt, and the effect such obligations are expected to have on cash flows and liquidity in future periods (in thousands):
		Payments due by period
		Remainder			After
	Total	of 2006	2007 - 2008	2009 - 2010	2010
Long-term debt (a)	$88,774	$40	$488	$83,246	$5,000
Interest due on debt	$19,064	1,229	9,912	7,713	210
Non-cancelable operating leases (b)	$35,368	2,498	15,498	8,438	8,934
Purchase obligations (c)	$99,384	23,285	73,712	2,387	-
Pension benefit obligations (d)	$8,000	8,000	-	-	-
Total contractual obligations	$250,590	$35,052	$99,610	$101,784	$14,144

(a)	Long-term debt is included in the consolidated balance sheet in Item 1. Also see note (11) in Item 1.
(b)	Operating lease commitments are described in note (14) in Item 1.
(c)	Purchase obligations represent non-cancelable commitments to purchase inventory.
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

Other

For the first nine months of 2006 and 2005, 18.0% and 17.5%, respectively, of our net sales were generated from foreign operations, which are primarily in Canada. International operations are subject to fluctuations in currency exchange rates. We monitor our currency exposure in each country, but do not actively hedge or use derivative financial instruments to manage exchange rate risk. We cannot predict future foreign currency fluctuations, which have and will continue to affect our balance sheet and statement of income. The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $24.0 million gain as of September 30, 2006. Such adjustments were (losses) and gains of $(1.5) million and $5.6 million for the nine months ended September 30, 2006 and October 1, 2005, respectively.

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

Purchase Method of Accounting Related to Acquisitions

Because of the magnitude and materiality of Genlyte’s 2006 acquisitions, the purchase method of accounting is a critical accounting policy. Management accounts for all business acquisitions in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Application of these standards requires considerable judgment in determining the fair values of tangible and intangible assets and liabilities and the depreciable and amortizable lives of tangible and intangible assets. With respect to the 2006 acquisitions, the total purchase price of $133.4 million was allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of the dates of the acquisitions. A preliminary allocation of the purchase prices to the net assets acquired is disclosed in note (2) “Acquisitions” to the consolidated interim financial statements. Management determined the fair values and lives of the net assets using various estimates, assumptions, and judgments. By applying different estimates, assumptions, and judgments, management could have allocated the purchase prices differently, and the differences could be material to the consolidated balance sheet. Different fair values and lives could also result in materially different depreciation and amortization expense.

NON-GAAP FINANCIAL INFORMATION

To supplement the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP), we have presented adjusted operating results which include non-GAAP financial information (such as adjusted net income, working capital, current ratio, net debt, and total debt to total capital employed). This non-GAAP financial information is provided to enhance the user’s overall understanding of our current financial performance and prospects for the future. Specifically, management believes the non-GAAP financial information provides useful information to investors by excluding or adjusting certain items of operating results that were unusual and not indicative of our core operating results. This non-GAAP financial information should be considered in addition to, and not as a substitute for, or superior to, results prepared in accordance with GAAP. The non-GAAP financial information included herein has been reconciled to the nearest GAAP measure.

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

The Company also entered into cash flow hedges, in the form of interest rate swaps, on August 2, 2004 to provide fixed rate interest of approximately 3.0% on $100 million for two years (which expired on July 31, 2006) and 3.4% on $80 million for three years. However, during the third quarter of 2005, debt reductions resulted in the amount of hedged debt falling below the amount of the interest rate swap contracts, which resulted in hedge accounting “ineffectiveness” on a $50 million interest rate swap entered into in 2004 that is now expired. Thus, during the third quarter of 2005, we reclassified from accumulated other comprehensive income (loss) and deferred tax $384 thousand (representing 70% of the amount previously recorded) and will amortized the remaining amount as the originally forecasted cash flows occurred since one of the two $50 million interest rate swaps no longer qualified for hedge accounting under SFAS 133. The Company completed the amortization of gains within accumulated other comprehensive income (loss) during the third quarter of 2006. We do not expect additional debt payments to compromise the effectiveness of the remaining cash flow hedges. The interest rate swaps will be adjusted as the fair values of the swaps change. In addition, during the third quarter of 2006 a $50 million effective swap also expired. Management estimates that none of the $300 thousand in accumulated other comprehensive income (loss) at September 30, 2006 will be reclassified to income in the next twelve months, other than the portion related to the $80 million swaps that expire in July 2007.

As of September 30, 2006, $130 million of the Company’s debt was subject to fixed interest rates and thus, would not be significantly impacted by fluctuations in interest rates. Management does not feel that a potential increase in interest rates will have a significant impact since any increase in interest expense on the remaining variable rate debt would be partially offset by additional interest income from cash, cash equivalent, and short-term investment balances.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for the following:

On July 3, 2006, the Company implemented a new enterprise resource planning system at two of its divisions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

Exhibits are listed on the Exhibit Index on page 41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of November 8, 2006 by the undersigned thereunto duly authorized.

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