Form 10-K
period 2006-12-31
GENLYTE GROUP INC
filed 2007-02-28
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☒ No

Aggregate market value of common stock held by non-affiliates on July 1, 2006: $2,041,094,131.

Number of shares of common stock outstanding as of February 24, 2007: 28,403,916.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2007.	Part III

THE GENLYTE GROUP INCORPORATED
2006 FORM 10-K

PART I
ITEM 1. BUSINESS
The Genlyte Group Incorporated (“Genlyte”) was incorporated in the State of Delaware in 1985 as a wholly-owned subsidiary of Bairnco Corporation. In 1988 Genlyte was spun off from Bairnco Corporation and became an independent public company.

On August 30, 1998, Genlyte and Thomas Industries Inc. (“Thomas”) completed the combination of the business of Genlyte with the lighting business of Thomas (“Thomas Lighting”), in the form of a limited liability company named Genlyte Thomas Group LLC (“GTG”). Genlyte contributed substantially all of its assets and liabilities to GTG and received a 68% interest in GTG. Thomas contributed substantially all of the assets and certain related liabilities of Thomas Lighting and received a 32% interest in GTG. For more information regarding the formation of GTG, see note (1) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

As of the close of business on July 31, 2004, Genlyte, through its wholly-owned subsidiaries, acquired the 32% minority interest owned by Thomas in GTG. The transaction was structured as an asset purchase of various interests owned by Thomas and certain of its subsidiary entities. The purchase price was determined through arm’s length negotiations between Genlyte and Thomas. For more information regarding the acquisition of the 32% minority interest in GTG, see note (3) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

Throughout this report on Form 10-K, the term “Company” as used herein refers to The Genlyte Group Incorporated, including the consolidation of Genlyte, GTG, and all subsidiaries.

The Company designs, manufactures, markets, and sells lighting fixtures, controls, and related products for a wide variety of applications in the commercial, residential, and industrial markets primarily in North America. The Company operates in these three segments through the following divisions: Capri/Omega, Chloride Systems, Controls, Day-Brite, Gardco, Hadco, JJI, Lightolier, Shakespeare Composite Structures, Strand, Supply, Thomas Residential, and Wide-Lite in the United States, and Canlyte, Ledalite, Lumec, and Thomas Lighting Canada in Canada. The Company’s JJI and Strand divisions, which were acquired during 2006, also have operations in Germany and Hong Kong, respectively. The Company markets its products under the following brand names:

Alkco, Allscape, Ardee, Bronzelite, Canlyte, Capri, Carsonite, Chloride Systems, Crescent, D’ac, Day-Brite, Emco, Entertainment Technology, ExceLine, Forecast, Gardco, Guth, Hadco, Hanover Lantern, High-Lites, Hoffmeister, Horizon, Lam, Ledalite, Lightolier, Lightolier Controls, Lite-energy, Lumec, McPhilben, Metrolux, Morlite, Nessen, Omega, Quality, Shakespeare Composite Structures, Specialty, Stonco, Strand, Thomas Lighting, Thomas Lighting Canada, Translite Sonoma, USS Manufacturing, Vari-Lite, Vista, and Wide-Lite.

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

Part of the Company’s strategy is to strengthen its product lines and profitably grow sales through the acquisition of other lighting companies. A description of recent acquisitions is contained in note (3) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

Financial Information About Industry Segments
Financial information about the Company’s industry segments for the last three fiscal years is set forth in note (20) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

Products and Distribution
The Company designs, manufactures, markets, and sells the following types of products:

Incandescent, fluorescent, LED, and HID lighting fixtures; lighting controls; poles; and accessories for commercial, residential, industrial, institutional, medical, entertainment, hospitality, theatrical and sports markets, and task lighting for all markets.

The Company’s products are marketed by independent sales representatives and Company direct sales personnel who sell to distributors, electrical wholesalers, mass merchandisers, and national accounts. In addition, the Company’s products are promoted through architects, engineers, contractors, and building owners. The products are sold principally throughout the United States, Canada, and Mexico. However, our recent acquisitions of JJI and Strand included operations in Germany and Hong Kong, respectively.

Raw Materials Sources and Availability
The Company purchases large quantities of raw materials and components -- mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons -- from multiple sources. No significant supply problems have been encountered in recent years. Relationships with vendors have been satisfactory. Even though the industry has experienced significant cost increases relating to raw materials, the Company successfully procured adequate supplies of raw materials and initiated price increases for its products which more than offset the increased costs.

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

Working Capital
The Company’s terms of collection vary but are generally consistent with lighting industry practices, including programs to extend terms beyond 30 days. The Company attempts to keep inventory levels at the minimum required to satisfy customer requirements. The Residential segment, as well as the commodity-type products in the Commercial and Industrial and Other segments, generally require substantial quantities of finished goods to satisfy quick shipment of customer orders. Other products that are made to order require less finished goods but more raw material and component inventories.

Backlog
Backlog was $131,160,000 as of December 31, 2006; $95,373,000 as of December 31, 2005; and $87,540,000 as of December 31, 2004. The Company expects to ship substantially the entire backlog at December 31, 2006 in 2007.

Competition
The Company estimates the U.S. and Canadian lighting market to consist of approximately $8.9 billion of annual revenues. The industry is very mature, and although it contains a few large companies, no single company is truly dominant. The Company believes its sales make it one of the two highest-selling lighting fixture manufacturers in North America, along with the lighting equipment segment of Acuity Brands, Inc.. However, the lighting industry is highly fragmented, with markets served by many international, national, and regional companies.

The Company’s products span major market segments in the lighting industry and therefore compete in a number of different markets with numerous competitors for each type of fixture. The principal measures of competition in indoor and outdoor fixtures are price, service (delivery), design, innovation, and product quality and performance. Certain commodity-type products compete primarily on price, delivery, and quality. More differentiated products compete on design, innovation, and product performance, including energy efficiency. The Company strives to compete in all of these measures of competition and seeks to differentiate itself through innovation and energy efficiency.

Research and Development
The Company continues to develop new innovative lighting solutions to meet the needs of its customers. Costs incurred for research and development activities, as determined in accordance with accounting principles generally accepted in the United States, were $15,280,000, $11,459,000, and $11,497,000 during 2006, 2005, and 2004, respectively.

Environmental Regulations
The Company’s operations are subject to Federal, state, local, and foreign laws and regulations enacted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The Company had reserves of $3,920,000 and $3,257,000 at December 31, 2006 and 2005, respectively, related to estimated environmental remediation plans at several company facilities. Management believes these reserves to be sufficient to cover the Company’s estimated environmental liabilities at that time; however, management continually evaluates the adequacy of those reserves, and they could change. Management does not anticipate that compliance with current environmental laws and regulations will materially affect the Company’s capital expenditures, results of operations, or competitive position in 2007.

Employees
At December 31, 2006, the Company employed 3,891 union and nonunion production workers and 2,495 engineering, administrative, and sales personnel, for a total of 6,386 employees. Several of the collective bargaining agreements, covering 619 employees, which are 21.8% of the union employees and 15.9% of total production employees, expire in 2007. Relationships with unions are satisfactory. Expiration and re-negotiation of collective bargaining agreements is not expected to significantly impact 2007 production or results of operations.

International Operations
The Company has international operations in Canada, Mexico, Germany, and Hong Kong. Financial information about the Company’s operations by geographical area for the last three fiscal years is set forth in note (21) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.” Management generally believes there are no substantial differences in business risks with these international operations compared with domestic operations, except the Company is subject to different economic uncertainties in its foreign operations and is subject to foreign currency exchange rate fluctuations.

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

The Highly Competitive Nature of the Lighting Business

The Company’s products span major market segments in the lighting industry, competing in a number of different markets with numerous competitors for each type of fixture. The principal measures of competition in indoor and outdoor fixtures are price, service (delivery), design, innovation, and product quality and performance. Certain commodity-type products compete primarily on price, delivery, and quality. More differentiated products compete on design, innovation, and product performance, including energy efficiency. Some of the Company's competitors may drive down industry prices if the competitors' costs are significantly lower. In addition, some of the Company's competitors' financial, technological and other resources may be greater than Genlyte's resources, and such competitors may be better able to withstand changes in market conditions. The Company's competitors may respond more quickly to new or emerging technologies and changes in customer requirements. Further, consolidation of the Company's competitors in any of the markets in which it competes may result in reduced demand for the Company's products. In addition, in some of the Company’s businesses, new competitors could emerge by modifying existing production facilities to manufacture products that directly compete with the Company's products. The occurrence of any of these events could significantly impact results of operations.

The Overall Strength or Weakness of Construction Activity, and the Commercial, Residential, and Industrial Lighting Markets

The Company’s sales, like those of the lighting fixture industry in general, depend significantly on the level of activity in new construction and remodeling. Because the Company does not principally sell directly to the end-user of its products, management cannot determine precisely the percentage of revenues derived from the sale of products installed in each type of building or the percentage of products sold for new construction versus remodeling. However, a significant fluctuation in commercial, residential, or industrial construction activity could significantly impact results of operations.

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

Customer Acceptance of New Product Offerings

The Company is committed to product innovation, with a goal to generate 30% of annual sales from new products released within the past three years. The Company estimates that approximately 26% of its net sales for 2006 were from new products released within the past three years and finds that it’s most profitable divisions achieve or come very close to the 30% goal.

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

The Availability and Cost of Raw Materials and the Ability to Maintain or Increase Prices

The Company purchases large quantities of raw materials and components -- mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons. Materials comprise the largest component of costs, representing over 70% of the cost of sales in 2006. Further increases in the price of these items could further increase the Company’s operating costs and materially adversely affect margins. Although the Company attempts to pass along increased costs in the form of price increases, the Company may be unsuccessful due to competitive pressures, and even when successful, the timing of such price increases may lag significantly behind the incurrence of higher costs.

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

The Loss of Key Personnel

The Company’s future success depends on the ability to attract and retain highly skilled design, engineering, technical, managerial, marketing, sales and finance personnel, and, to a significant extent, upon the efforts and abilities of senior management. The Company’s management philosophy of cost-control results in a very lean workforce, and the commitment to decentralized operations (discussed further below) also places greater emphasis on the strength of local management. Future success of the Company will depend on, among other factors, the ability to attract and retain qualified personnel, particularly management, engineers and technical sales professionals. The loss of key employees or the failure to attract or retain other qualified personnel, domestically or abroad, could have a material adverse effect on the Company’s results of operations.

Decentralized Operations

The Company is relatively decentralized in comparison with its peers. While management believes this practice has catalyzed growth and enabled the Company to remain responsive to opportunities and to customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This means that “company-wide” business initiatives are often more challenging to implement than they would be in a more centralized environment. Depending on the nature of the initiative in question, such failure could adversely affect financial condition or results of operations.

Significant Union Workforce

As of December 31, 2006, approximately 73% of the Company’s production workforce was comprised of union employees. Several of the collective bargaining agreements, covering approximately 16% of production workers, will expire in 2007. Although the Company believes its relations with unionized employees are generally good, the Company is subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union negotiations. If the Company is unable to reach agreement with any of its unionized work groups on the amended terms of their collective bargaining agreements, the Company may be subject to work interruptions and/or stoppages. Any sustained work stoppages could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

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

Number of Facilities	30 Owned Facilities	73 Leased Facilities	103 Combined Facilities
	Total Square Feet	Total Square Feet	Total Square Feet
Manufacturing Plants	2,581,550	727,521	3,309,071
Warehouses	1,044,470	790,780	1,835,250
Administrative Offices	341,773	230,573	572,346
Sales Offices	162,700	145,552	308,252
Other	142,608	71,122	213,730
Total square feet	4,273,101	1,965,548	6,238,649

While management believes the Company’s facilities are generally adequate, the Company is currently, and will continue, reorganizing manufacturing and distribution facilities to more efficiently utilize capacity. The Company has additional capacity available at some of its manufacturing facilities, and consolidating activities have and will continue to occur. For example, in 2005 the Company consolidated its San Leandro, California and San Marcos, Texas manufacturing facilities into a newly constructed HID manufacturing facility in San Marcos. The overall strategy is to focus each facility on its core competency.

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
No matters were submitted to a vote of the stockholders during the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Genlyte’s common stock is traded on the NASDAQ National Market System under the symbol “GLYT.” Data regarding market prices of Genlyte’s common stock are included in note (22) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

(b)	The number of common equity security holders is as follows:
	Title of Class	Number of Holders of Record as of Year-end 2006
	Common Stock, par value $.0l per share	20,652

(c)
The Company has never paid a cash dividend on its common stock and does not expect to pay cash dividends on its common stock in the foreseeable future. This is not because of dividend restrictions, but because management believes the stockholders are better served if all of the Company’s earnings are retained for expansion of the business. The Company did not repurchase any of the shares of its common stock during its fiscal year ended December 31, 2006. Information concerning Preferred Stock Purchase Rights is included in note (18) in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.”

(d)	The following table gives information as of December 31, 2006 about equity awards under the Company’s stock option plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding those Currently Outstanding)
Equity compensation plans approved by security holders	1,752,750	$33.77	2,578,300
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,752,750	$33.77	2,578,300

The Company’s only equity compensation plans are its 1998 and 2003 stock option plans, both of which were approved by the security holders.

(e)	Comparative Stock Performance

The graph below compares the cumulative total return on the Common Stock of Genlyte with the cumulative total return on the NASDAQ Stock Market Index (U.S. companies) and the Electric Lighting & Wiring Equipment Index (SIC Group 364) from December 31, 2001. The graph assumes the investment of $100 in Genlyte Common Stock, the NASDAQ stock Market Index, and the Electric Lighting & Wiring Equipment Index on January 1, 2002.

ITEM 6. SELECTED FINANCIAL DATA
The information set forth below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”   (Dollars in thousands, except per share data.)

	2006	2005	2004	2003	2002
Summary of Operations
Net sales	$1,484,833	1,252,194	1,179,069	1,033,899	970,304
Gross profit	$588,806	466,221	418,131	362,577	339,871
Operating profit	$208,334	149,342	116,818	108,252	96,418
Interest expense (income), net	$7,474	8,024	3,937	(324)	213
Minority interest (1)	$-	91	18,354	32,594	29,245
Income before income taxes (3)	$208,044	141,227	94,527	75,982	66,960
Income tax provision (2)	$53,563	56,383	36,274	29,633	25,840
Net income (2,3)	$154,481	84,844	58,253	46,349	41,120
Return on:
Net sales	10.4%	6.8%	4.9%	4.5%	4.2%
Average stockholders’ equity	24.7%	17.2%	14.6%	14.2%	14.8%
Average capital employed	19.7%	12.1%	11.0%	13.2%	13.0%

Year-End Position
Working capital (7)	$171,749	151,266	100,749	293,192	241,563
Net property, plant and equipment	$179,516	166,077	153,474	111,624	107,576
Total assets	$1,186,185	989,906	948,064	755,520	674,207
Long-term debt	$61,570	86,232	151,231	11,474	37,128
Stockholders’ equity	$705,768	545,612	442,988	357,368	293,985
Total capital employed (8)	$853,704	711,984	686,708	368,842	331,113

Per Share Data
Net income:
Basic (2,3,6)	$5.49	3.06	2.14	1.72	1.52
Diluted (2,3,6)	$5.37	2.99	2.10	1.70	1.50
Stockholders’ equity per average
diluted share outstanding (6,9)	$24.51	19.23	15.95	13.14	10.75
Market range:
High (6)	$85.65	56.16	43.63	30.28	22.50
Low (6)	$53.71	39.38	25.51	13.48	14.31

Other Data
Orders on hand	$131,160	95,373	87,540	87,304	88,451
Depreciation and amortization	$31,686	29,166	28,069	24,207	23,169
Capital expenditures	$27,019	39,423	26,620	17,559	18,912
Average diluted shares outstanding (4,6)	28,790	28,366	27,769	27,194	27,336
Current ratio (10)	1.5	1.5	1.3	2.7	2.5
Interest coverage ratio (5)	22.9	14.8	18.2	83.3	46.4
Debt to total capital employed	17.3%	23.4%	35.5%	3.1%	11.2%
Average number of employees	6,047	5,495	5,445	5,119	5,018
Average sales per employee	$246	228	217	202	193

(1) Minority interest expense was fully eliminated in 2006. The Company acquired Thomas’ 32% minority interest in GTG at the close of business on July 31, 2004 and the 49.5% minority interest of Lumec-Schreder on January 1, 2006.

(2) The income tax provision, net income, and earnings per share in 2006 include a one-time tax provision benefit of $24,715 ($0.86 per diluted share) related to the change in corporate structuring of GTG from partnership status to corporate status for income tax reporting purposes.
(3) Income before income taxes, net income, and earnings per share for 2006 include the $7,184 or $4,447 after-tax ($0.15 per diluted share) foreign currency exchange gain related to the return of capital from Canada.
(4) Amounts are in thousands, including incremental common shares issuable under stock option plans.
(5) Interest coverage ratio is defined as income before income taxes and interest expense, divided by actual interest expense for the year.
(6) Common shares were adjusted for the two-for-one stock split which was payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005. This affects all per share calculations.
(7) Working capital is defined as current assets minus current liabilities.
(8) Total capital employed is defined as total debt plus total stockholders’ equity.
(9) Stockholder’s equity per average diluted share outstanding is defined as total stockholders’ equity divided by average diluted shares outstanding.
(10) Current ratio is defined as current assets divided by current liabilities.

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

Overview

We consider ourselves the second largest manufacturer of lighting fixtures in the world, and the largest company in the world devoted exclusively to selling lighting fixtures, controls, and related products. We estimate that our share of the $8.9 billion United States and Canadian lighting markets grew during 2006. We participate primarily in the commercial market, but also have a considerable position in the residential and industrial markets.

We sell products under 45 widely recognized and respected brand names. Part of our strategy is to take advantage of brand name recognition and focus our brands on specific markets, market channels or product competencies. Our goal is to be one of the top two lighting companies in each of our major markets. We sell primarily through wholesale electrical distributors - mostly independent distributors and selective relationships with national accounts - using multiple sales forces of direct sales employees and independent sales representatives to maximize market coverage.

We consider ourselves the industry leader in product innovation, with a focus on energy efficiency. Our goal is to generate 30% of annual sales from new products released within the past three years. We estimate that approximately 26% of our net sales for 2006 were from new products released within the past three years and find that our most profitable divisions achieve or come very close to the 30% goal. During 2006, we released over 20,000 new products, over 380 new product families, and released 80 new customer catalogs and brochures. In addition, we are committed to growth through market share penetration and strategic acquisitions. We seek to grow our business at least 10% each year - 5% through internal growth (current and new products and markets) and 5% through strategic acquisitions. Since the formation of GTG in 1998, we have acquired eleven companies, in addition to Thomas’ 32% minority interest in GTG.

We operate primarily in the commercial lighting markets, with 74.7% of our 2006 net sales coming from the Commercial segment. Our commercial indoor and outdoor lighting business activity accelerated during 2006 and exceeded our expectations, while our Industrial and Other segment continued its relatively strong business pattern. The Residential segment, which has been relatively strong during the past few years and during the first half of 2006, significantly weakened during the fourth quarter of 2006 primarily due to an increase in interest rates and other market influences, which resulted in a decrease in new home construction. Our total net sales in 2006 grew by 18.6% compared to 2005. All three of our segments enjoyed sales growth, with increases of 21.3% in the Commercial segment, 2.6% in the Residential segment, and 21.1% in the Industrial and Other segment.

Even though the cost of steel has leveled off, we continue to see year-over-year cost increases related to aluminum, copper, ballasts, zinc coatings, corrugated packaging and energy. These increases began to impact our product costs in the second half of 2004, continued to have a significant impact through 2006, and are expected to continue to impact results in 2007. We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by optimizing product mix with higher value-added products and constantly evaluating our pricing strategies.

In response to realized and potential cost increases, we announced incremental price increases effective with May 2004, November 2004, June 2005, and June 2006 orders. We are encouraged by the success of our new product and pricing strategies, which help protect our margins. Specifically, our ongoing industry leadership in product development and excellence in the order and quotation process further boosts the success of our price increases. As a result, our 2006 gross profit margin increased to 39.7% compared to 37.2% last year and the operating profit margin increased during 2006 to 14.0% from 11.9% last year. We continued to experience a year-over-year benefit from the price increases and estimate that approximately 5% of the sales increase during 2006 was due to price. We did not necessarily expect to attain the full amount of the announced price increases due to competitive pressures, but we believe that holding a significant portion of the price increases contributed to our successful year in 2006. In order to maintain these net sales and margin improvements going forward, many of our divisions have announced price increases effective during the first quarter of 2007.

Cost containment actions such as the recent consolidation of our San Leandro, California and San Marcos, Texas manufacturing facilities into an entirely new manufacturing facility in San Marcos will enable continuous cost and quality improvements. The new facility is now fully operational with significant sales and earnings improvements compared to last year when we recorded relocation expenses and experienced start-up inefficiencies. We also completed automation and expansion projects in the last few years at our facilities in Massachusetts, Mississippi, South Carolina, and Ontario. We elected to reinforce our efficient North American production capabilities, which include 35 vertically integrated factories accounting for over 80% of our total production, because of our dedication to superior customer service for our make-to-order specification business.

Some of the commercial and industrial construction market sectors remained relatively soft over the last few years, while the recovery we expected continued to stretch out. However, the traditional commercial construction market significantly improved during 2006, primarily due to the acceleration of post-hurricane Katrina construction activity combined with unseasonably warm weather in the first quarter of 2006. In addition, the industrial market sector improved primarily from increased volume, which was driven by tax incentives offered under the Energy Policy Act of 2005 to install energy-efficient interior lighting systems.

While the residential market began to weaken in 2006, we continued to experience relatively healthy results during the first part of the year, primarily due to lighting’s place as one of the last building materials to be installed in most construction projects. However, the residential market was significantly weaker during the fourth quarter of 2006 and our Residential segment sales declined, as we started to realize the downturn in residential construction. As a result of the declining residential market, we expect 2007 sales to be lower than the 2006 levels; thus, we plan to focus our efforts on new product development and developing new markets and opportunities for growth.

Genlyte’s acquisitions of JJI Lighting Group (“JJI”), which was effective on May 22, 2006, Strand Lighting (“Strand”), which was effective on July 11, 2006, and Carsonite International (“Carsonite”), which was effective on September 26, 2006, had a significant impact on Genlyte’s financial condition, results of operations, and liquidity. The financing of acquisitions decreased cash and short-term investments approximately $58.2 million, increased debt approximately $77.5 million, and resulted in increased values for most of the balance sheet captions. The acquisitions significantly impacted net income during 2006 and we expect 2007 results will have a more significant impact on net income as JJI, Strand, and Carsonite report full year 2007.

The results for 2006 were significantly impacted by some notable items. We recognized a $24.7 million ($0.86 per diluted share) tax provision benefit related to an election by GTG changing from partnership to corporate status for income tax reporting purposes. Deferred taxes accumulated on the outside basis of GTG, in excess of the deferred taxes on GTG’s inside basis, were recognized through the provision into net income. This tax benefit was partially offset by $2.1 million of additional tax expense for a dividend of foreign subsidiary earnings. In addition, we recognized a $7.2 million or $4.4 million after tax ($0.15 per diluted share) foreign currency exchange gain related to the return of capital from Canada that was used to assist in funding the acquisition of JJI. Also, net income during the fourth quarter of 2006 was negatively impacted by $354 thousand of strike related cost at our Ledalite division in Canada, which began and ended during December 2006.

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales for 2006 were $1,484.8 million, increasing by $232.6 million, or 18.6% from 2005 net sales of $1,252.2 million. Net sales for the Commercial segment increased by 21.3%; net sales for the Residential segment increased by 2.6%; and net sales for the Industrial and Other segment increased by 21.1%. The combination of a sales mix of higher quality products, the realization of previously announced price increases, acquisitions of JJI, Strand and Carsonite, and favorable overall construction activity helped us achieve these increases. Net sales for comparable operations, excluding the effect of the acquisitions, increased 10.1% during 2006 compared to 2005. Net sales were also positively impacted by our new San Marcos, Texas facility, which is now fully operational with significant sales improvements over prior year when we experienced start-up inefficiencies.

We initiated price increases ranging from 5% to 15% effective for orders released for shipment after June 2006. Overall, we believe that approximately 5% of the net sales increase during 2006 was related to price increases, with acquisitions, volume and product mix accounting for the remaining increase. The traditional volume and price sales analysis in the lighting industry is very difficult to calculate due to product mix which includes thousands of different products and multiple variations on most products. Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

Net sales for U.S. operations increased 18.0%, while net sales for the Canadian operations increased 10.3% compared to 2005. Without recent acquisitions, which primarily consist of U.S. operations but also includes small operations in Germany and Hong Kong, net sales for U.S. operations increased 10.1% compared to 2005. The increases were primarily due to a combination of price increases, new product offerings, improvement in our commercial market, and continued strength in our HID and outdoor lighting businesses. The stronger Canadian dollar during 2006 compared to 2005 increased U.S. dollar sales of Canadian operations by $15.8 million. If the exchange rate had remained constant, net sales of Canadian operations would have increased $7.2 million, or 3.2%. Net sales for Canadian operations increased compared to the prior year due to a combination of price increases, new product offerings, and continued strength in our HID and outdoor lighting businesses.

We operate primarily in the commercial lighting markets, with 74.7% of our 2006 net sales coming from the Commercial segment. This percentage is slightly up from 73.1% in 2005. Net sales of $1,109.6 million for the Commercial segment in 2006 increased 21.3% from 2005 net sales of $915.1 million. The majority of the 2006 acquisitions are in the Commercial segment. The 2006 net sales for comparable operations, excluding these acquisitions, increased 12.7% over prior year. Since the average Canadian exchange rate increased during the year, the Commercial segment net sales received a slight benefit from currency translation. Excluding both acquisitions and the foreign currency translation benefit, net sales would have increased 11.3%. The recovery in the commercial market is continuing, led by strength in the institutional and healthcare construction businesses. In addition, the Energy Policy Act of 2005, which provides tax incentives to install energy-efficient interior lighting systems, also contributed to the volume increase in the Commercial segment.

Residential segment net sales of $183.5 million in 2006 (12.4% of total Company net sales) compared to $178.8 million in 2005 (14.3% of total Company net sales), grew 2.6% during 2006. However, excluding the impact of recent acquisitions, the Residential segment net sales actually decreased by 2.2%. In addition, excluding both the impact of acquisitions and the foreign currency translation benefit, net sales for the Residential segment decreased by 2.7%. The residential construction market is significantly weaker than prior year primarily due to the increase in interest rates, which resulted in a decrease in new home construction.

The Industrial and Other segment accounts for all remaining net sales and increased as a percentage of total Company net sales: 12.9% in 2006 versus 12.6% in 2005. Net sales of $191.8 million for the Industrial and Other segment in 2006 increased 21.1% from 2005 net sales of $158.3 million. The Industrial and Other segment also realized a significant benefit from 2006 acquisitions. The 2006 net sales for comparable operations, excluding these acquisitions, increased 8.5% over prior year. Excluding both acquisitions and the foreign currency translation benefit, net sales would have increased 7.7%. The industrial market sector improved primarily from increased volume, which was assisted by tax incentives offered under the Energy Policy Act of 2005.

Cost of sales during 2006 was 60.3% of net sales, compared to 62.8% during 2005. Even though the market has experienced significant increases in the cost of copper, aluminum, zinc coatings, ballasts, inbound freight, energy, and group health insurance, we improved our gross profit margin percentage to 39.7% during 2006, compared to 37.2% during 2005. The increased gross profit margin is primarily attributed to the price increases previously discussed. In addition, the product mix of higher value-added products, increased sales volume (which results in higher absorption of manufacturing overhead expenses), and our de-emphasis of lower margin business helped overall margins. In order to maintain the gross profit margin improvements, we implemented a 5%

to 15% price increase on most product lines; effective with orders released for shipment after June 2006, and announced additional price increases that become effective during the first quarter of 2007.

Selling and administrative expenses were 25.3% of net sales during 2006 compared to 25.1% during 2005. Currency transaction losses of $87 thousand and $1.6 million during 2006 and 2005, respectively, are included in selling and administrative expenses. In a period of a strengthening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction losses. The opposite would occur in a period of a weakening Canadian dollar. Further, we recognized operating expenses related to the San Marcos employee relocation, plant consolidation, and severance of $181 thousand and $1.2 million in 2006 and 2005, respectively. Excluding these two items from both years, selling and administrative expenses as a percentage of net sales would have been 25.3% and 24.9% during 2006 and 2005, respectively. The selling and administrative expenses as a percentage of net sales increased from prior year primarily due to higher accrued expenses for employee incentive compensation, increased commission rate, stock compensation expense (which was not required in 2005), a higher provision for doubtful accounts receivable, and the acquisition of JJI (which has higher selling and administrative expenses as a percentage of sales than the rest of the company).

The strength of the Canadian dollar during 2006 compared to the prior year resulted in a $2.6 million pre-tax benefit, or a positive net income impact of $1.8 million after income taxes, from translating operating income of Canadian operations at a higher exchange rate than in 2005. In addition, the strengthening Canadian dollar resulted in a $435 thousand foreign currency translation adjustment (“CTA”) gain. However, CTA actually decreased accumulated other comprehensive income during 2006 by $6.7 million, due to the $7.2 million reduction in foreign currency translation adjustment related to the foreign currency exchange gain on the return of capital from Canada. During 2005, the strengthening Canadian dollar resulted in a $5.7 million foreign currency translation adjustment gain, increasing accumulated other comprehensive income. Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

During 2006, interest expense was $8.9 million and interest income was $1.9 million. In addition, we recorded net expense of $502 thousand during 2006 due to ineffective interest rate swaps, for total net interest expense of $7.5 million. During 2005, interest expense was $10.2 million, interest income was $1.7 million, and we recorded net interest income of $502 thousand due to ineffective interest rate swaps (net interest expense of $8.0 million). Since average cash, cash equivalents, and short-term investment balances were higher during 2006 compared to 2005 and interest rates increased, we recognized higher interest income during 2006. Further, interest expense was lower during 2006 compared to 2005 since a significant amount of debt was repaid over the past year, even though we recently borrowed $77.5 million of new debt to finance the May 22, 2006 acquisition of JJI. To reduce our exposure to interest rate risk, on May 22, 2006, we entered into additional interest rate swap contracts to provide fixed rate interest of approximately 5.7% (which includes interest rate spreads of 40 basis points) on $25 million for three years and 5.7% (which includes interest rate spreads of 40 basis points) on $25 million for four years.

Minority interest during 2005 represented the 49.5% ownership share of Lumec-Schreder’s results by Schreder SA, a Belgian holding corporation of the Schreder Group. However, on January 1, 2006 we acquired the 49.5% minority interest in Lumec-Schreder for a cash price of approximately $1.0 million, increasing our interest to 100%.

The effective tax rate was 25.7% for 2006 compared to 39.9% for 2005. The effective tax rate for 2006 was significantly lower, primarily due to the $24.7 million ($0.86 per diluted share) one-time tax provision benefit (recognized in the first quarter) related to the change in corporate structuring of GTG from partnership status to corporate status for income tax reporting purposes. As a result of the election, deferred taxes accumulated on the outside basis of GTG in excess of the deferred taxes on GTG’s inside basis were recognized through the provision into net income. This tax benefit was partially offset by the $2.1 million of additional income tax expense, net of foreign tax credits, for the foreign earnings repatriation of $35.9 million. In addition, the effective tax rate for 2005 was higher than normal due to the recognition of a $2.8 million income tax expense last year for a foreign earnings repatriation of $60.0 million. The American Jobs Creation Act of 2004 created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. According to Accounting Principles Board (“APB”) No. 23 “Accounting for Income Taxes - Special Areas,” deferred taxes are to be immediately recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries. Excluding the items above, the effective tax rates for 2006 and 2005 would have been 36.6% and 37.9%, respectively. The adjusted effective tax rate was slightly lower in 2006 compared to 2005 primarily due to larger deductions for the Section 199 domestic manufacturing deduction and extraterritorial income. Going forward we expect the effective tax rate to be approximately 37%.

Net income for 2006 was $154.5 million ($5.37 per diluted share), an increase of 82.1% over 2005 net income of $84.8 million ($2.99 per diluted share). Net income for 2006 benefited significantly from the $24.7 million ($0.86 per diluted share) one-time tax provision benefit mentioned above, in addition to the $7.2 million or $4.4 million after-tax ($0.15 per diluted share) foreign currency exchange gain related to the return of capital from Canada that was used to assist in funding the acquisition of JJI. Excluding the one-time tax provision benefit and the foreign currency exchange gain, net income would have increased 47.7% over 2005. Net income in 2006 also benefited from the May 22, 2006 acquisition of JJI, the July 11, 2006 acquisition of Strand, and the September 26, 2006 acquisition of Carsonite. Excluding acquisitions and the unusual items above, net income would be $118.6 million, an increase of 39.7% over 2005 net income. The combination of adding new products, maintaining previously announced price increases, the level of construction activity, cost containment strategies, and production efficiency improvements by our San Marcos, Texas facility helped us achieve higher net income for 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales for 2005 were $1,252.2 million, increasing by $73.1 million, or 6.2% from 2004 net sales of $1,179.1 million. The realization of previously announced price increases and the continued strength of the residential market contributed to this increase. The year-over-year improvement during 2005 was negatively impacted by the surge of volume during 2004, when sales increased 14.0% over prior year, in anticipation of the announced May and November 2004 price increases. Net sales for the Commercial segment increased by 5.1%, the Residential segment increased by 8.2%, and the Industrial and Other segment increased by 10.5%. Acquisitions did not impact the 2005 sales improvements.

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

We operate primarily in the commercial lighting markets, with 73.1% of our 2005 net sales coming from the Commercial segment. However, this percentage is slightly down from 73.8% in 2004 mostly attributable to the start-up inefficiencies at our Gardco division and lost volume on commodity fluorescent products due to our refusal to participate in low margin business. Net sales of $915.1 million for the Commercial segment in 2005 increased 5.1% from 2004 net sales of $870.5 million. If the Canadian exchange rate had remained constant, and Commercial segment net sales had received no benefit from currency translation, net sales would have only increased $32.8 million, or 3.8%.

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

The Industrial and Other segment accounts for all remaining net sales and increased as a percentage of total Company net sales: 12.6% in 2005 versus 12.2% in 2004. Net sales of $158.3 million for the Industrial and Other segment in 2005 increased 10.5% from 2004 net sales of $143.3 million. If the Canadian exchange rate had remained constant and Industrial and Other segment net sales had received no benefit from currency translation, net sales would have increased 9.4%. The sales improvement in the Industrial and Other segment came primarily from our Canadian divisions, which experienced an increase in manufacturing and warehouse construction and renovation projects.

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

(Dollars in thousands)	Twelve Months Ended
	December 31, 2005	December 31, 2004
	Adjusted (1)	Adjusted (2)
Reported operating profit	$149,342	$116,818
32% minority interest purchase accounting:
One-time inventory and backlog step-up amortization		5,314
Step-up PP&E depreciation and intangibles amortization - 7 months		(2,605)
Adjusted operating profit	149,342	119,527
Reported net interest expense	(8,024)	(3,937)
Interest adjustments for seven months of additional expense		(6,198)
Reported minority interest	(91)	(18,354)
Minority interest adjustment to add back seven months of GTG		18,354
Adjusted income before income taxes	141,227	109,392
Reported income tax provision	(56,383)	(36,274)
Income tax provision adjustments:
(2004 at 38.1% after adjustments)		(5,404)
Add back additional tax due from cash repatriation	2,799
Adjusted net income	$87,643	$67,714

Impact of adjustments on diluted earnings per share	$0.10	$0.34

Reported net income	$84,844	$58,253

Reported diluted earnings per share	$2.99	$2.10

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

Outlook for the Future

While the smaller commercial construction projects, such as strip shopping malls, small hotels, restaurants, banks, etc., have been relatively healthy over the last three years, the traditional commercial construction market, which was relatively soft in 2004 and 2005, started to show significant improvement during the first quarter of 2006. The recovery continued throughout the remainder of 2006 and forecasts remain generally optimistic. Office vacancy rates and hospitality occupancy rates are improving; however, the overall cost of building materials seems to be dampening some of the momentum. Our outlook for the overall commercial construction market is continued growth over the next two years, subject to seasonal fluctuations. The non-residential construction market in Canada has not experienced the same growth of U.S. markets, but is expected to grow in 2007. In addition, residential lighting sales remained relatively strong during the first half of 2006 even as residential construction began to slow, primarily due to lighting’s place as one of the last building materials to be installed in most construction projects. However, the residential market was significantly weaker during the fourth quarter of 2006, as we started to realize the downturn in residential construction. We expect it to further soften during 2007.

Even though the cost of steel has leveled off, we are expecting steel to increase going into 2007 and we continue to see year-over-year cost increases related to aluminum, copper, zinc coatings, ballasts, corrugated packaging and energy. These increases began to impact our product costs in 2004 and are expected to continue to impact results through 2007. We will continue to diligently improve cost control and production efficiency, while attempting to improve margins through a better product mix with higher value-added products and periodic evaluation of our pricing strategies.

In response to realized and potential cost increases, we announced price increases ranging from 6% to 10% effective with June 2005 orders and price increases ranging from 5% to 15% effective with orders released for shipment after June 2006. Price increases are always subject to competitive pressure, and we did not necessarily expect to attain the full amount of the announced increases, but we believe we attained enough of the price increases to more than offset the cost increases. In order to maintain net sales and margin improvements going forward, many of our divisions have announced price increases effective during the first quarter of 2007.

Genlyte’s acquisitions of JJI, which was effective on May 22, 2006, Strand, which was effective on July 11, 2006, and Carsonite, which was effective on September 26, 2006, will have a more significant impact on net income during 2007 as these businesses report full year 2007.

Foreign currency exchange rates are unpredictable, and we are exposed to foreign currency transaction gains and losses because of our net assets in Canada that are denominated in U.S. dollars. If the Canadian dollar exchange rate strengthens versus the U.S. dollar, we will realize foreign currency transaction losses, which impact net income. Conversely, we would realize the benefit of translating sales and income of Canadian operations at higher exchange rates compared to the corresponding period of the preceding year. In addition, we will record foreign currency translation gains in accumulated other comprehensive income. If the Canadian dollar weakens, we would realize foreign currency transaction gains.

The ‘Energy Policy Act of 2005,’ which provides tax benefits for energy-efficient interior lighting systems and was recently extended through 2008, will hopefully continue to spur demand for our new energy-efficient products and enable us to help our country deal with increasing energy costs. We have seen some benefit from this legislation in our Industrial segment during 2006, and we believe this energy legislation will continue to have a positive impact on retrofit lighting business in the U.S., and may provide additional business opportunities through 2008.

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

We were in a net debt position (total debt exceeded cash, cash equivalents, and short-term investments by $71.2 million) at December 31, 2006, compared to net debt of $70.7 million at December 31, 2005. Total debt decreased to $147.9 million at December 31, 2006, compared to $166.4 million at December 31, 2005, while cash, cash equivalents, and short-term investments decreased to $76.7 million at December 31, 2006 compared to $95.7 million at December 31, 2005. Due to our strong cash flow from operations during 2006, we were able to reduce total debt from prior year, even though we borrowed $77.5 million to finance the May 2006 acquisition of JJI. The decrease in cash, cash equivalents, and short-term investments primarily resulted from repayment of debt and the financing of the JJI, Strand, and Carsonite acquisitions.

Working capital at December 31, 2006 was $171.7 million, compared to $151.3 million at December 31, 2005. The recent acquisitions of JJI, Strand, and Carsonite added $26.3 million to working capital at December 31, 2006. Excluding these acquisitions, working capital would have been $5.9 million lower at December 31, 2006 compared to prior year. The current ratio (current assets divided by current liabilities) was 1.50 at December 31, 2006, compared to 1.51 at December 31, 2005.

The ratio of total debt to total capital employed at December 31, 2006 was 17.3%, compared to 23.4% at December 31, 2005. Because of our expected strong cash flow, we believe this level of debt is manageable.

Summary of Cash Flows
(Dollars in thousands)	2006	2005	2004
Cash provided by operating activities	$145,874	$130,938	$105,285
Cash used in investing activities	(144,710)	(38,315)	(373,942)
Cash (used in) provided by financing activities	(2,840)	(73,403)	239,087
Effect of exchange rate changes	324	2,589	3,667
Net (decrease) increase in cash and cash equivalents	$(1,352)	$21,809	$(25,903)

Cash provided by operating activities in 2006 was $14.9 million higher than the cash provided by operating activities in 2005, which was $25.7 million higher than 2004. Although net income increased $69.6 million from 2005 to 2006, cash flow from operations was reduced in 2006 primarily due to non-cash items, such as the tax provision benefit related to the change in tax status for GTG and the one-time foreign currency exchange gain from returning capital from Canada. Cash flow from operations in 2006 was also negatively impacted by the buildup of inventory associated with increased sales activity in 2006 and decreases in accrued expenses primarily related to payments in the fourth quarter to terminate pension plans. Net income increased $26.6 million from 2004 to 2005 and the other elements of cash flow from operations netted out.

Cash used in investing activities during 2006 was $144.7 million, primarily due to the $135.7 million acquisitions of JJI, Strand, and Carsonite (net of cash received). We did not acquire any new companies in 2005; however, in 2004, we paid $402.1 million to acquire Thomas’ 32% minority interest in GTG and $3.1 million to purchase USS Manufacturing. Cash used in investing activities also includes the proceeds from sales of short-term investments less purchases of short-term investments and purchases of property, plant and equipment. During 2006, 2005, and 2004, proceeds from sales of short-term investments exceeded purchases of short-term investments as these investment balances were reduced to fund the acquisitions in 2006, pay down debt in 2005, and fund the acquisition of Thomas’ 32% minority interest in GTG in 2004. Purchases of plant and equipment during 2006 of $27.0 million were $12.4 million lower than during 2005, which were $12.8 million higher than 2004. The higher capital spending in 2005 related to the plant expansion at our Cornwall, Ontario facility and spending on the HID (high intensity discharge) manufacturing plant in San Marcos, Texas. While sales of property, plant, and equipment were insignificant in 2006 and 2005, proceeds from sales of property, plant and equipment in 2004 were $4.6 million, primarily from the sale of land and building in Barrington, New Jersey; the sale of land and building in Garland, Texas; and a right-of-way at the plant in San Marcos, Texas.

As mentioned above, in 2005 we invested approximately $23.6 million to build and relocate into a new 250,000 square foot HID fixture manufacturing plant in San Marcos, Texas. The facility provides world class manufacturing capability with objectives of reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time. In the fourth quarter of 2005 we completed the relocation of our Gardco and Wide-Lite divisions into the new facility. We substantially completed the restructuring activities related to the relocation in the second quarter of 2006 and do not expect to incur additional operating expenses or start-up inefficiencies.

Cash used in financing activities during 2006 was $2.8 million, with $220.6 million in repayments of short-term and long-term debt offset by $198.7 million in proceeds of short-term and long-term debt. Also, $15.0 million was provided by cash and tax benefits from the exercise of stock options and there was a $4.0 million increase in disbursements outstanding. Cash used in financing activities during 2005 was $73.4 million, with $169.5 million and $42.5 million in repayments of long-term and short-term debt, respectively, less $104.5 and $30.1 of proceeds from long-term and short-term debt, respectively. In addition, $5.8 million was provided from the exercise of stock options and $1.8 million used for disbursements outstanding. Cash provided by financing activities during 2004 was $239.1 million, with $200.0 million from long-term debt and $113.1 million of short-term debt provided for the acquisition of Thomas’ 32% minority interest in GTG. Subsequent to the acquisition, $60.0 million of the long-term debt and $20.6 of the short-term debt was repaid. In addition $5.2 million was provided from the exercise of stock options and $1.5 million for disbursements outstanding.

On January 1, 2006, we adopted the modified prospective method of Statement of Financial Accounting Standards (“SFAS”) 123R (Revised 2004), “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which requires excess tax benefits from the exercise of stock options to be reported as a financing activity. The excess tax benefits from the exercise of stock options in 2005 and 2004 remains in operating activities, as required under prior guidance, and SFAS 123R does not require retroactive treatment.

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

Debt and Other Contractual Obligations

On December 9, 2005, Genlyte and its subsidiaries amended and restated the former credit agreement entered into on August 2, 2004, which previously consisted of five-year U.S. and Canadian credit facilities and a $100.0 million U.S. term loan, to reduce borrowing fees and to provide additional borrowing capacity. The amended facilities now consist of a $260.0 million U.S. revolving credit facility and a $27.0 million (in Canadian dollars) Canadian revolving credit facility with the same syndicate of eleven banks maturing on October 31, 2010. According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged.

Our long-term debt at December 31, 2006 consisted of $50.0 million outstanding from the $260.0 million U.S. revolving credit facility. We borrowed $50.0 million under the U.S. credit facility and $12.5 million under the Canadian credit facility to finance the May 2006 acquisition of JJI; however all of the Canadian credit facility borrowings were subsequently repaid. Other long-term debt at December 31, 2006 includes $11.0 million in industrial revenue bonds and $570 thousand in capital leases and other. The revolving credit facilities are unsecured. At December 31, 2006, we had $21.1 million in outstanding letters of credit under the U.S. revolving credit facility. The letters of credit reduce the amount available to borrow and guarantee the industrial revenue bonds as well as insurance reserves. We are in compliance with all of our debt covenants as of December 31, 2006.

Our short-term debt at December 31, 2006 consisted of a U.S. asset backed securitization (“ABS”) agreement for $100 million “on balance sheet” financing, entered into by Genlyte and its wholly owned subsidiary, Genlyte Receivables Corporation, which matures on July 31, 2007. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity which pledges the accounts receivable as collateral. As of December 31, 2006, our short-term debt consisted of $82.2 million outstanding under the ABS agreement (of which $15.0 million was borrowed to fund the acquisition of JJI). Net trade accounts receivable pledged as collateral for this loan were $167.4 million at December 31, 2006. In addition, we also had $4.2 million of other short-term debt at December 31, 2006.

To reduce our exposure to uncertain future cash flows resulting from fluctuations in market interest rates, we entered into cash flow hedges during 2004 and 2006 in the form of interest rate swaps to provide a fixed rate of interest. As of December 31, 2006 and 2005 we had the following interest rate swap contracts (in thousands):

Effective Date	2006 Fair Value	2005 Fair Value	Notional Amount	Hedged Item	Fixed Interest Rate	Year of Expiration
8/2/2004	$-	$695	$50,000	Credit Line	3.0%	7/31/2006
8/2/2004	-	591	50,000	Credit Line	3.0%	7/31/2006
8/2/2004	865	1,584	80,000	ABS	3.4%	7/31/2007
5/22/2006	(155)	-	25,000	Credit Line	5.7%	5/22/2009
5/22/2006	(267)	-	25,000	Credit Line	5.7%	5/24/2010
	$443	$2,870

We receive a LIBOR-based variable interest rate and pay a fixed interest rate on our interest rate swap contracts, which are designated as cash flow hedges. We recorded fair value changes totaling $(1.2) million after tax for the year ended December 31, 2006 in accumulated other comprehensive income (loss). Of the $164 thousand in accumulated other comprehensive income (loss) at December 31, 2006, we estimate that only the portion related to the $80.0 million swap that expires in July 2007 will be reclassified to income in the next twelve months.

The following table summarizes our contractual obligations at December 31, 2006, excluding current liabilities except for the current maturities of long-term debt, and the effect such obligations are expected to have on cash flows and liquidity in future periods (in thousands):

		Payments due by period
	Total	2007	2008-2009	2010-2011	After 2011
Long-term debt (a)	$61,570	$257	$1,312	$55,001	$5,000
Non-cancelable operating leases (b)	34,167	10,512	13,070	6,072	4,513
Purchase obligations (c)	98,519	97,378	1,108	33	-
Pension benefit obligations (d)	8,500	8,500	-	-	-
Postretirement benefit obligations (e)	5,297	512	1,045	1,076	2,664
Total contractual obligations	$208,053	$117,159	$16,535	$62,182	$12,177

(a)	Long-term debt is included in the consolidated balance sheet in Item 1. Also see note (12) in Item 8.
(b)	Operating lease commitments are described in note (15) in Item 8.
(c)	Purchase obligations represent non-cancelable commitments to purchase inventory.
(d)  Pension benefit obligations reflect our estimates of contributions that will at least meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable. Also see note (14) in Item 8.
(e)  Postretirement benefit obligations are included in the consolidated balance sheet in Item 8. Also see note (14) in Item 8.

Other

In 2006, 2005, and 2004, 18.3%, 17.9%, and 16.6%, respectively, of our net sales were generated from foreign operations, which are primarily in Canada. International operations are subject to fluctuations in currency exchange rates. We monitor our currency exposure in each country, but do not actively hedge or use derivative financial instruments to manage exchange rate risk. We cannot predict future foreign currency fluctuations, which have and will continue to affect our balance sheet and statement of income. The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was an $18.8 million gain as of December 31, 2006. Such adjustments were gains of $435 thousand in 2006, $5.7 million in 2005, and $12.3 million in 2004. However, the foreign currency translation adjustment actually decreased accumulated other comprehensive income during 2006 by $6.8 million due to the $7.2 million reductions in foreign currency translation adjustment related to the foreign currency exchange gain on the return of capital from Canada. Pre-tax losses from translation of foreign currency transactions, which are recorded in selling and administrative expenses, were $87 thousand in 2006, $1.6 million for 2005, and $2.3 million for 2004.

New Accounting Policies

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will become effective for Genlyte as of January 1, 2007. At this stage, we do not believe the adoption of FIN No. 48 will have a material effect on our financial condition or results of operations. However, we continue to evaluate the effects of adopting this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 will become effective for Genlyte as of January 1, 2008. We are continuing to evaluate the provisions of this standard and are not certain of the potential impact at this time.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). This new standard requires an employer to: (a) recognize in its balance sheet an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) recognize changes in the funded status of a plan through accumulated other comprehensive income in the year in which the changes occur; (c) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements became effective for Genlyte as of the current year-end. For more information, see note (14) “Pension and Other Postretirement Plans” in the “Notes to the Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.” The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end balance sheet is effective for Genlyte in 2008.

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

We have three types of post-shipment obligations to our customers: incentive rebates, sales returns, and warranty obligations. We recognize incentive rebates as sales deductions, and they are accrued as earned by the customer based on a systematic allocation of the total estimated rebates to be paid to the underlying sales that result in progress toward earning the rebate. In addition, we provide for limited product return rights for certain products for select customers, which also are recorded as sales deductions and are accrued based on estimated returns. The amount of future returns can be reasonably estimated based on historical experience, specific notification of pending returns, and estimated lag times for processing credit memos. Further, we record warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products, as well as products that need repair or replacement in the field after installation. We calculate our liability for warranty claims by applying a lag factor to our historical warranty expense to estimate unknown claims, as well as estimating the total amount to be incurred for known warranty issues. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Allowance for Doubtful Accounts Receivable and Sales Returns and Allowances
We maintain allowances for doubtful accounts receivable for estimated uncollectible invoices related to customer defaults due to bankruptcy, out of business, etc., which result in “bad debt” write-offs. Our estimated allowances are based on the aging of invoices, historical collections, and customers’ financial status. In addition, we also maintain allowances for customer refusals to pay due to returned products, billing errors, disputed amounts, etc., which result in credit memos charged to net sales. Management’s estimated allowances are based on the amounts returned and disputed by customers and estimated lag times for processing credit memos. In our opinion, these allowances are adequately established and sufficient to cover future collection problems. However, should business conditions deteriorate and more customers have financial problems, these allowances may be increased, which would negatively impact our results of operations.

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

Impairment of Goodwill, Other Intangible Assets, and Long-Lived Assets
According to SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and indefinite-lived intangible assets are subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually and more frequently if circumstances indicate a possible impairment. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If a reporting unit’s carrying value exceeds its fair value, and the reporting unit’s carrying value of goodwill and indefinite-lived intangible assets exceed the implied fair value of that goodwill and indefinite-lived intangible assets, an impairment loss is recognized in an amount equal to that excess.

The evaluation of goodwill and indefinite-lived intangible assets for impairment requires us to use significant estimates and assumptions including, but not limited to, projecting future revenue, operating results, and cash flow of each of our reporting units. Although we believe the estimates and assumptions used in the evaluation of these intangible assets are reasonable, differences between actual and projected revenue, operating results, and cash flow could cause some impairment of these intangible assets. If this were to occur, we would be required to write down the intangible assets, which could have a material negative impact on our results of operations and financial condition.

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

The key assumptions used in developing 2006 and 2005 benefit obligations are as follows:

	U.S. Pension Plans		Foreign Pension Plans		Other Postretirement Benefit Plans
Weighted Average Assumptions	2006	2005	2006	2005	2006	2005
For benefit obligations:
Discount rate	5.75%	5.43%	5.25%	5.43%	5.63%	5.43%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	N/A	N/A
Expected return on plan assets	8.50%	8.50%	7.00%	7.04%	N/A	N/A
For net periodic benefit cost:
Discount rate	5.43%	5.43%	5.33%	5.43%	5.43%	5.43%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	N/A	N/A
Expected return on plan assets	8.50%	8.50%	7.00%	7.04%	N/A	N/A

We have historically used the Moody’s Aa annualized long-term discount rate published as of the measurement date. However, during 2006 we selected a discount rate based on the published Citigroup Spot Rates for U.S pension plans and other postretirement plans and the published rates from Scotia Capital Markets for foreign plans, rounded to the nearest basis point (.01%) for the expected cash stream of each plan. Our actuarial consultants have agreed that the average plan duration is long-term, and could range between 20 and 60 years. In addition, to develop the expected long-term rate of return on plan assets assumptions, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios.

The key assumptions used in developing the net periodic benefit costs are the same assumptions used to determine the prior year benefit obligations, with the exception of the foreign plans which differ due to the 2006 acquisition of JJI.

We expect to contribute approximately $6.6 million to our U.S. defined benefit plans, $1.9 million to our foreign defined benefit plans, and $500 thousand to our other postretirement benefit plans during 2007. Contributions are expected to at least meet the current law minimum funding requirements.

Self-Insurance for Workers’ Compensation and Other Casualty and Medical Claims
We are insured for workers’ compensation and other casualty claims, but the deductible, $250 thousand prior to August 2002 and $500 thousand afterwards, exceeds the vast majority of claims. We estimate losses and reserve requirements for each open claim and record provisions for workers’ compensation claims based on consultation from the insurance provider and administrator. We also provide reserves for estimated losses for claims incurred but not reported and the future development of reported claims, based on actuarial and claims trend analysis performed by our casualty consultant. Our insurance providers use significant judgment and assumptions to estimate the losses and reserve requirements, and although we believe the current estimates are reasonable, significant differences related to the factors used in making those estimates could materially affect our workers’ compensation and other casualty liabilities and expense, impacting financial condition and results of operations.

We are self-insured for the medical benefit plans covering most of our employees. However, we also have stop-loss insurance coverage for claims that exceed $250 thousand. We estimate our liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. The validity of the lag factor is evaluated periodically and revised if necessary. Although we believe the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims, and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

Stock-Based Compensation Costs
Effective January 1, 2006, we adopted SFAS No. 123R, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R eliminates the alternative to use the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123.” SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. We adopted SFAS No. 123R using the modified prospective method and have applied it to the accounting for Genlyte’s stock options. Under the modified prospective method, share-based expense is recognized for all awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Since all Genlyte stock options granted prior to December 31, 2005 were for prior service, share-based expense is not recognized for awards granted prior to, but not yet vested, as of January 1, 2006, except for awards that may be subsequently modified or repurchased.

Note (17) “Stock Options” in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data” includes the disclosure requirements of SFAS No. 123R, including the stock-based compensation cost for the stock options granted during the year. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatility was based on historical volatility of Genlyte stock over the preceding number of years equal to the expected life of the options. The expected term of options granted was determined based on historical exercise behavior of similar employee groups. The risk-free interest rate was based on the U.S. Treasury yield for terms equal to the expected life of the options at the time of grant. All inputs into the Black-Scholes-Merton model are estimates made at the time of grant. Future actual results could materially differ from these estimates, though without impact to future reported net income.

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

Purchase Method of Accounting Related to Acquisitions
Because of the magnitude and materiality of Genlyte’s 2006 acquisitions, the purchase method of accounting is a critical accounting policy. Management accounts for all business acquisitions in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Application of these standards requires considerable judgment in determining the fair values of tangible and intangible assets and liabilities and the depreciable and amortizable lives of tangible and intangible assets. With respect to the 2006 acquisitions, the total purchase price of $137.3 million was allocated to net tangible and identifiable intangible assets based on estimated fair values as of the dates of the acquisitions. A preliminary allocation of the purchase prices to the net assets acquired is disclosed in note (3) “Acquisitions” in the “Notes to Consolidated Financial Statements” section of Item 8 “Financial Statements and Supplementary Data.” Management determined the fair values and lives of net assets using various estimates, assumptions, and judgments. By applying different estimates, assumptions, and judgments, management could have allocated the purchase prices differently, and the differences could be material to the consolidated balance sheet. Different fair values and lives could also result in materially different depreciation and amortization expense.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” “projects,” “forecasts,” “outlook,” and similar expressions are intended to identify such forward-looking statements. The statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting business; the overall strength or weakness of the economy, construction activity, and the commercial, residential, and industrial lighting markets; terrorist activities or war and the effects they may have on us or the overall economy; the ability to maintain or increase prices; customer acceptance of new product offerings; ability to sell to targeted markets; the performance of our specialty and niche businesses; demand spurred by the Energy Policy Act of 2005, availability and cost of steel, aluminum, copper, zinc coatings, corrugated packaging, ballasts, and other raw materials; work interruption or stoppage by union employees; increases in energy and freight costs; workers’ compensation, casualty and group health insurance costs; the costs and outcomes of various legal proceedings; increases in interest costs arising from an increase in rates; the operating results of recent acquisitions; future acquisitions; the loss of key management personnel; foreign currency exchange rates; changes in tax rates or laws, and changes in accounting standards. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in variable interest rates, changes in prices of raw materials and component parts, and fluctuations in foreign currency exchange rates in the operation of its business. Each of these risks is discussed below.

Interest Rate Risk
The Company earns interest income on its cash, cash equivalents, and short-term investments and pays interest expense on its debt. Because of variable interest rates, the Company is exposed to risk of interest rate fluctuations, which impact interest income, interest expense, and cash flows. To reduce exposure to uncertain future cash flows resulting from fluctuations in market interest rates, the Company entered into cash flow hedges during 2004 and 2006 in the form of interest rate swaps to provide a fixed rate of interest.

As of December 31, 2006 and 2005 we had the following interest rate swap contracts (in thousands):

Effective Date	2006 Fair Value	2005 Fair Value	Notional Amount	Hedged Item	Fixed Interest Rate	Year of Expiration
8/2/2004	$-	$695	$50,000	Credit Line	3.0%	7/31/2006
8/2/2004	-	591	50,000	Credit Line	3.0%	7/31/2006
8/2/2004	865	1,584	80,000	ABS	3.4%	7/31/2007
5/22/2006	(155)	-	25,000	Credit Line	5.7%	5/22/2009
5/22/2006	(267)	-	25,000	Credit Line	5.7%	5/24/2010
	$443	$2,870

The Company receives a LIBOR-based variable interest rate and pays a fixed interest rate on the interest rate swap contracts, which are designated as cash flow hedges. The Company recorded fair value changes totaling $(1.2) million after tax for the year ended December 31, 2006 in accumulated other comprehensive income (loss). Of the $164 thousand in accumulated other comprehensive income (loss) at December 31, 2006, management estimates that only the portion related to the $80.0 million swap that expires in July 2007 will be reclassified to income in the next twelve months.

As of December 31, 2006, $130.0 million of the Company’s total debt of $147.9 million was subject to fixed interest rates and thus, would not be significantly impacted by fluctuations in interest rates. Management does not feel that a potential increase in interest rates will have a significant impact since any increase in interest expense on the remaining variable rate debt would be offset by additional interest income from cash, cash equivalent, and short-term investment balances.

Raw Material Price Risk
The Company purchases large quantities of raw materials and components -- mainly steel, aluminum, ballasts, sockets, wire, plastic, lenses, glass, and corrugated cartons. The Company’s operating results could be affected by the availability and price fluctuations of these materials. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No consequential supply problems have been encountered in recent years. Price risk for these materials is related to increases in commodity items that affect all users of the materials, including the Company’s competitors. For the year ended December 31, 2006, the raw material component of cost of goods sold subject to price risk was $645.3 million. The Company does not actively hedge or use derivative instruments to manage its risk in this area. The Company does, however, seek new vendors, negotiate with existing vendors, and at times commit to minimum volume levels to mitigate price increases. The Company negotiates supply agreements with certain vendors to lock in prices over a negotiated period of time. During the second half of 2004 and through the end of 2006, prices for steel, aluminum, copper, zinc coatings, ballasts, and corrugated cartons rose sharply. In response to realized and potential cost increases, the Company announced incremental price increases effective with May 2004, November 2004, June 2005, and June 2006 orders. Management believes these price increases have fully offset the raw material cost increases for the same period. However, because of continued raw material cost increases, the Company has announced additional price increases effective during the first quarter of 2007.

Foreign Currency Exchange Rate Risk
In 2006, 18.3% of the Company’s net sales were generated from foreign operations, primarily in Canada. A significant amount of these products were manufactured in Canada and sold to U.S. customers. The Company’s Canadian operations also purchase materials from U.S. vendors. As a result, Canadian operations have cash, cash equivalents, accounts receivable, and accounts payable denominated in U.S. dollars. Translation of these balances to the operations’ functional currency, the Canadian dollar, results in foreign currency transaction gains and losses, which are recorded in selling and administrative expenses. When Canadian assets denominated in U.S. dollars exceed Canadian liabilities denominated in U.S. dollars (the Company’s current situation) and the Canadian dollar strengthens versus the U.S. dollar, the Company recognizes foreign currency transaction losses. When the Canadian dollar weakens versus the U.S. dollar, the Company recognizes foreign currency transaction gains. If the Company’s Canadian liabilities denominated in U.S. dollars exceeded Canadian assets denominated in U.S. dollars, the opposite would occur. In addition, the Company’s 2006 acquisitions of JJI and Strand included a German and Hong Kong operation, respectively, which are also subject to foreign currency transaction gains and losses, but to a lesser extent. Net losses resulting from foreign currency transactions were $87 thousand ($61 thousand after income taxes) during the twelve months ended December 31, 2006. However, these transaction losses were completely offset by the translation of sales and earnings of the Company’s Canadian divisions at the stronger Canadian dollar rate for the year, which contributed $1.8 million to net income in 2006. The Company does not actively hedge or use derivative instruments to manage risk in these areas.

As of December 31, 2006, a significant amount of the Company’s net assets were at Canadian operations. The Company also had a minimal amount of net assets at Mexican, German, and Hong Kong operations. The translation of these net assets from the operations’ functional currency, the Canadian dollar, Mexican peso, euro, or Hong Kong dollar, to the Company’s reporting currency, U.S. dollars, results in foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income. The Company’s foreign currency translation adjustment was a gain of $435 thousand for the twelve months ended December 31, 2006. However, the foreign currency translation adjustment actually decreased accumulated other comprehensive income during 2006 by $6.7 million due to the $7.2 million reduction in foreign currency translation adjustment related to the foreign currency exchange gain on the return of capital from Canada. The Company does not use derivative instruments to hedge its foreign currency risk of net investments in foreign operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of The Genlyte Group Incorporated:

We have completed integrated audits of The Genlyte Group Incorporated’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Genlyte Group Incorporated and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note (2) to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation and defined benefit pension and other postretirement plans in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded JJI Lighting Group, Strand Lighting, and Carsonite International Corporation from its assessment of internal control over financial reporting as of December 31, 2006 because these companies were acquired by the Company in purchase business combinations during 2006. We have also excluded JJI Lighting Group, Strand Lighting, and Carsonite International Corporation from our audit of internal control over financial reporting. JJI Lighting Group, Strand Lighting, and Carsonite International Corporation are wholly-owned subsidiaries whose total assets and net sales represent 16% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 28, 2007

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except earnings per share data)

	For the years ended December 31,
	2006	2005	2004
Net sales	$1,484,833	$1,252,194	$1,179,069
Cost of sales	896,027	785,973	760,938
Gross profit	588,806	466,221	418,131
Selling and administrative expenses	376,074	314,471	297,033
Amortization of intangible assets	4,398	2,408	4,280
Operating profit	208,334	149,342	116,818
Interest expense, net	7,474	8,024	3,937
Foreign currency exchange gain on investment	(7,184)	-	-
Minority interest	-	91	18,354
Income before income taxes	208,044	141,227	94,527
Income tax provision	53,563	56,383	36,274
Net income	$154,481	$84,844	$58,253

Earnings per share:
Basic	$5.49	$3.06	$2.14
Diluted	$5.37	$2.99	$2.10

Weighted average number of shares outstanding:
Basic	28,119	27,749	27,261
Diluted	28,790	28,366	27,769

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2006	2005
Assets:
Current Assets:
Cash and cash equivalents	$76,690	$78,042
Short-term investments	-	17,667
Accounts receivable, less allowances for doubtful accounts of
$7,019 and $6,017, as of December 31, 2006 and 2005, respectively	202,116	186,691
Inventories	194,773	152,573
Deferred income taxes and other current assets	39,467	13,459
Total current assets	513,046	448,432
Property, plant and equipment, at cost:
Land and land improvements	19,815	19,157
Buildings and leasehold improvements	131,823	127,942
Machinery and equipment	326,972	299,137
Total property, plant and equipment	478,610	446,236
Less: accumulated depreciation and amortization	299,094	280,159
Net property, plant and equipment	179,516	166,077
Goodwill	345,203	257,233
Trademarks and trade names	105,483	77,704
Other intangible assets, net of accumulated amortization	39,444	34,935
Other assets	3,493	5,525
Total Assets	$1,186,185	$989,906

Liabilities & Stockholders' Equity:
Current Liabilities:
Short-term debt	$86,366	$80,140
Current maturities of long-term debt	257	156
Accounts payable	136,146	115,678
Accrued expenses	118,528	101,192
Total current liabilities	341,297	297,166
Long-term debt	61,313	86,076
Deferred income taxes	38,935	35,016
Accrued pension	26,526	14,123
Other long-term liabilities	12,346	11,913
Total liabilities	480,417	444,294
Commitments and contingencies (See notes (15) and (16))
Stockholders' Equity:
Common stock ($.01 par value, 100,000,000 shares authorized:
30,195,582 and 29,761,192 shares issued as of December 31, 2006 and 2005;
28,379,666 and 27,945,266 shares outstanding as of December 31, 2006 and 2005)	284	280
Additional paid-in capital	80,220	64,207
Retained earnings	611,998	457,517
Accumulated other comprehensive income	13,266	23,608
Total stockholders' equity	705,768	545,612
Total Liabilities & Stockholders' Equity	$1,186,185	$989,906

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

					Accumulated
	Common Stock				Other	Total
	Number		Additional	Retained	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Earnings	Income	Equity
Balance, December 31, 2003	27,146	$136	$46,793	$314,420	$(3,981)	$357,368
Net income	-	-	-	58,253	-	58,253
Decrease in minimum pension liability, before tax	-	-	-	-	11,995	11,995
Related tax effect	-	-	-	-	(4,608)	(4,608)
Decrease in minimum pension liability, after tax	-	-	-	-	7,387	7,387
Increase in fair market value of interest rate swaps, before tax	-	-	-	-	432	432
Related tax effect	-	-	-	-	(151)	(151)
Increase in fair market value of interest rate swaps, after tax	-	-	-	-	281	281
Foreign currency translation adjustments	-	-	-	-	12,342	12,342
Total comprehensive income						78,263
Exercise of stock options	384	2	5,194	-	-	5,196
Income tax benefit from exercise of stock options	-	-	2,161	-	-	2,161
Balance, December 31, 2004	27,530	$138	$54,148	$372,673	$16,029	$442,988
Net income	-	-	-	84,844	-	84,844
Decrease in minimum pension liability, before tax	-	-	-	-	1,432	1,432
Related tax effect	-	-	-	-	(572)	(572)
Decrease in minimum pension liability, after tax	-	-	-	-	860	860
Increase in fair market value of interest rate swaps, before tax	-	-	-	-	1,756	1,756
Related tax effect	-	-	-	-	(689)	(689)
Increase in fair market value of interest rate swaps, after tax	-	-	-	-	1,067	1,067
Foreign currency translation adjustments	-	-	-	-	5,652	5,652
Total comprehensive income						92,423
Stock Split	-	139	(139)	-	-	-
Exercise of stock options	415	3	5,767	-	-	5,770
Income tax benefit from exercise of stock options	-	-	4,431	-	-	4,431
Balance, December 31, 2005	27,945	$280	$64,207	$457,517	$23,608	$545,612
Net income	-	-	-	154,481	-	154,481
Decrease in minimum pension liability, before tax	-	-	-	-	2,115	2,115
Related tax effect	-	-	-	-	(937)	(937)
Decrease in minimum pension liability, after tax	-	-	-	-	1,178	1,178
Decrease in fair market value of interest rate swaps, before tax	-	-	-	-	(1,925)	(1,925)
Related tax effect	-	-	-	-	741	741
Decrease in fair market value of interest rate swaps, after tax	-	-	-	-	(1,184)	(1,184)
One-time foreign currency gain recognized as income					(7,184)	(7,184)
Foreign currency translation adjustments	-	-	-	-	435	435
Total comprehensive income						147,726
Incremental effect of adopting SFAS No. 158, before tax	-	-	-	-	(5,729)	(5,729)
Related tax effect	-	-	-	-	2,142	2,142
Incremental effect of adopting SFAS No. 158, after tax	-	-	-	-	(3,587)	(3,587)
Stock compensation expense	-	-	969	-	-	969
Exercise of stock options	435	4	6,969	-	-	6,973
Income tax benefit from exercise of stock options	-	-	8,075	-	-	8,075
Balance, December 31, 2006	28,380	$284	$80,220	$611,998	$13,266	$705,768

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$154,481	$84,844	$58,253
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	31,686	29,166	28,069
Net loss (gain) from disposals of property, plant and equipment	570	705	(1,790)
(Benefit) provision for deferred income taxes	(22,347)	9,420	652
Foreign currency exchange gain on investment	(7,184)	-	-
Minority interest	(1,058)	88	13,238
Stock-based compensation expense	969	-	-
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in:
Accounts receivable	5,041	(2,554)	(20,740)
Inventories	(9,925)	(1,720)	(1,579)
Deferred income taxes and other current assets	(1,915)	897	(3,987)
Intangible and other assets	2,771	(2,748)	4,807
Increase (decrease) in:
Accounts payable	(3,195)	1,846	13,636
Accrued expenses	(12,294)	7,249	16,806
Deferred income taxes, long-term	1,174	2,641	1,905
Accrued pension and other long-term liabilities	7,100	(3,637)	(6,564)
All other, net	-	4,741	2,579
Net cash provided by operating activities	145,874	130,938	105,285
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash received	(135,685)	-	(405,187)
Purchases of property, plant and equipment	(27,019)	(39,423)	(26,620)
Proceeds from sales of property, plant and equipment	144	13	4,607
Purchases of short-term investments	-	(18,254)	(60,467)
Proceeds from sales of short-term investments	17,850	19,349	113,725
Net cash used in investing activities	(144,710)	(38,315)	(373,942)
Cash Flows From Financing Activities:
Proceeds from short-term debt	27,797	30,116	100,000
Repayments of short-term debt	(24,527)	(42,465)	(7,511)
Proceeds from long-term debt	170,926	104,530	200,000
Repayments of long-term debt	(196,111)	(169,528)	(60,068)
Net increase (decrease) in disbursements outstanding	4,027	(1,826)	1,470
Exercise of stock options	6,973	5,770	5,196
Excess tax benefits from exercise of stock options	8,075	-	-
Net cash (used in) provided by financing activities	(2,840)	(73,403)	239,087
Effect of exchange rate changes on cash and cash equivalents	324	2,589	3,667
Net (decrease) increase in cash and cash equivalents	(1,352)	21,809	(25,903)
Cash and cash equivalents at beginning of year	78,042	56,233	82,136
Cash and cash equivalents at end of year	$76,690	$78,042	$56,233

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid, net	$7,309	$7,916	$4,061
Income taxes, net of refunds of $896, $1,486, and $2,168, respectively	$64,174	$45,150	$28,674

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
The Genlyte Group Incorporated (“Genlyte”), a Delaware corporation, is a United States based multinational corporation. The Company designs, manufactures, markets, and sells lighting fixtures, controls, and related products for a wide variety of applications in the commercial, residential, and industrial markets primarily in North America. The Company operates in these three segments through the following divisions: Capri/Omega, Chloride Systems, Controls, Day-Brite, Gardco, Hadco, JJI Lighting, Lightolier, Shakespeare Composite Structures, Strand, Supply, Thomas Residential, and Wide-Lite in the United States; Canlyte, Ledalite, Lumec, and Thomas Lighting Canada in Canada; and Hoffmeister in Germany. The Company markets its products under 45 widely recognized and respected brand names. Part of the Company’s strategy is to take advantage of brand name recognition and focus its brands on specific markets, market channels or product competencies.

On August 30, 1998, Genlyte and Thomas Industries Inc. (“Thomas”) completed the combination of the business of Genlyte with the lighting business of Thomas (“Thomas Lighting”), in the form of a limited liability company named Genlyte Thomas Group LLC (“GTG”). GTG manufactures, sells, markets, and distributes commercial, residential, and industrial lighting fixtures and controls. Genlyte contributed substantially all of its assets and liabilities to GTG and received a 68% interest in GTG. Thomas contributed substantially all of the assets and certain related liabilities of Thomas Lighting and received a 32% interest in GTG. The percentage interests in GTG issued to Genlyte and Thomas were based on arms-length negotiations between the parties with the assistance of their financial advisers. As described in note (3) “Acquisitions,” Genlyte acquired Thomas’ 32% minority interest in GTG in July 2004.

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

Genlyte has three types of post-shipment obligations to its customers: incentive rebates, sales returns, and warranty obligations. The Company recognizes incentive rebates as sales deductions, and they are accrued as earned by the customer based on a systematic allocation of the total estimated rebates to be paid to the underlying sales that result in progress toward earning the rebate. In addition, the Company provides for limited product return rights for certain products for select customers, which also are recorded as sales deductions and are accrued based on estimated returns. The amount of future returns can be reasonably estimated based on historical experience and specific notification of pending returns. Further, the Company records warranty liabilities, which are not revenue deductions, to cover the estimated future costs for repair or replacement of defective returned products as well as products that need repair or replacement in the field after installation.

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

Shipping and Handling Fees and Costs: Shipping and handling costs associated with storage and handling of finished goods and handling of shipments to customers are included in cost of sales. Outbound freight for shipments to customers is included in selling and administrative expenses and amounted to $68,938 in 2006, $58,592 in 2005, and $57,969 in 2004. Sometimes outbound freight is billed to the customer. Such fees are included in net sales and amounted to $13,207 in 2006, $9,857 in 2005, and $8,738 in 2004.

Stock-Based Compensation Costs: At December 31, 2006, the Company had two stock-based compensation (stock option) plans, which are described more fully in note (17) “Stock Options.” Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R eliminates the alternative to use the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Company has adopted SFAS No. 123R using the modified prospective method and has applied it to the accounting for Genlyte’s stock options. Under the modified prospective method, share-based expense is recognized for all awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Since all Genlyte stock options granted prior to December 31, 2005 were for prior service, share-based expense will not be recognized for awards granted prior to, but not yet vested, as of January 1, 2006, except to the extent awards may be subsequently modified or repurchased.

The Company has elected to adopt the alternative transition method permissible under FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method simplifies establishment of the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation. SFAS No. 123R requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required under prior guidance.

Advertising Costs: The Company expenses advertising costs principally as incurred. Total advertising expenses, classified as selling and administrative expenses, were $12,459 in 2006, $12,793 in 2005, and $12,614 in 2004. However, certain catalog, literature, and display costs of $3,597 and $2,680 are amortized over their useful lives (from 4 to 36 months) as of December 31, 2006 and 2005, respectively.

Research and Development Costs: Research and development costs, which primarily consist of salaries, contractor fees, administrative expenses, depreciation, and cost of material, are expensed as incurred. These expenses, classified as selling and administrative expenses, were $15,280 in 2006, $11,459 in 2005, and $11,497 in 2004.

Derivative Instruments: The Company has entered into interest rate swap contracts to hedge exposure to uncertain future cash flows resulting from interest rate fluctuations on most of the Company’s variable rate debt. The Company accounts for its interest rate swap contracts in accordance with SFAS No. 133 (As Amended), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company has designated its interest rate swap contracts as cash flow hedges and records the changes in fair value in accumulated other comprehensive income (loss) with an offset in assets or liabilities in the consolidated balance sheet. Net amounts due related to interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of income when earned or payable. The Company does not currently use, and during the past three years has not used, derivative instruments to manage or hedge changes in prices of raw materials and component parts or fluctuations in foreign currency exchange rates. The Company does not use any type of derivative instruments for speculative or trading purposes.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Interest Expense (Income), Net: Interest expense (income), net is comprised primarily of interest expense on long-term and short-term debt, partially offset by interest income on cash, cash equivalents, and short-term investments and additional expense (income) from changes in fair value of swaps that are no longer effective according to SFAS 133.

The following table summarizes the components of interest expense (income), net for the years ended December 31:

	2006	2005	2004
Interest expense	$8,896	$10,186	$5,495
Interest (income)	(1,924)	(1,660)	(1,558)
Expense (income) from change in fair value of swaps	502	(502)	-
Interest expense, net	$7,474	$8,024	$3,937

Income Taxes: The Company provides for income taxes and recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. In addition, the Company treats investment tax credits as a reduction of income taxes for the year in which the credit arises.

Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-Term Investments: Short-term investments are classified as available-for-sale securities and are carried on the balance sheet at fair market value, which is equivalent to cost. The Company did not have any short-term investments at December 31, 2006. Short-term investments at December 31, 2005 consisted of commercial paper with a maturity of 120 days and tax advantaged debt securities with original maturities ranging from four to 32 years. However, these securities were callable at par value (cost) based on seven to 35 days notification to the bondholders and normally were held for less than one year. Current period adjustments to the carrying value of available-for-sale securities would be included in accumulated other comprehensive income within stockholders’ equity. Because of the nature of all of these investments, cost does not differ from fair market value, so there were no such adjustments to the carrying value.

Accounts Receivable and Allowance for Doubtful Accounts Receivable: All accounts receivable are trade related, are recorded at the invoiced amount and do not bear interest. The Company’s terms of collection vary but are generally consistent with lighting industry practices, including programs to extend terms beyond 30 days. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices related to customer defaults due to bankruptcy, out of business, etc., which result in “bad debts” write-offs. Management’s estimated allowances are based on the aging of the invoices, historical collections, and customers’ financial status. Amounts deemed uncollectible are charged against the allowance for doubtful accounts when management determines it is probable a receivable will not be recovered.

Concentration of Credit Risk: Assets that potentially subject the Company to concentration of credit risk are cash and cash equivalents, short-term investments, and accounts receivable. The Company invests its cash equivalents primarily in high-quality institutional money market funds with maturities of less than three months and limits the amount of credit exposure to any one financial institution. Investment policies have been implemented that limit short-term investments to investment grade securities in multiple funds with multiple financial institutions, which limits the Company’s exposure. The Company provides credit to most of its customers in the ordinary course of business, and collateral or other security may be required in certain infrequent situations. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets to which the Company sells. No single customer accounts for more than 10% of annual sales. The Company uses multiple suppliers, has alternate suppliers for most materials, and has no significant dependence on any single supplier. No consequential supply problems have been encountered in recent years. As of December 31, 2006, management does not consider the Company to have any significant concentration of credit risk.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Inventories: Inventories are stated at the lower of cost or market and include materials, labor, and overhead. Inventories at December 31 consisted of the following:

	2006	2005
Raw materials	$87,807	$65,233
Work in process	22,913	17,750
Finished goods	84,053	69,590
Total inventories	$194,773	$152,573

Inventories are valued and cost is relieved primarily using the last-in, first-out (“LIFO”) method, which represented approximately 75% of total inventories at December 31, 2006 and 76% at December 31, 2005. Inventories not valued at LIFO (primarily inventories of foreign operations) are valued using the first-in, first-out (“FIFO”) method. On a FIFO basis, which approximates current cost, inventories would have been $8,982 higher than reported at December 31, 2006 and $3,724 higher than reported at December 31, 2005. During each of the last three years, certain inventory quantity reductions caused partial liquidations of LIFO inventory layers (in some cases including the base), the effects of which decreased net income by $1,205 in 2006, $393 in 2005, and $1,178 in 2004.

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

Leasehold improvements are amortized over the terms of the respective leases, or over their estimated useful lives, whichever is shorter. Depreciation of property, plant and equipment, including assets recorded under capital leases, was $27,288 in 2006, $26,758 in 2005, and $23,789 in 2004. Accelerated methods of depreciation are used for income tax purposes, and appropriate provisions are made for the related deferred income taxes.

When the Company sells or otherwise disposes of property, plant and equipment, the asset cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in selling and administrative expenses in the consolidated statements of income. At December 31, 2006, there were no events or changes in circumstances that would indicate the carrying amounts of any long-lived assets would not be recoverable.

Maintenance and repairs are expensed as incurred. Renewals and improvements that extend the useful life of an asset are capitalized and depreciated or amortized over the remaining useful lives of the respective assets.

Goodwill: Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined within the same segment when reporting units have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. The Company completed its annual goodwill impairment test in the fourth quarter of 2006 and determined that no goodwill was impaired.

Other Intangible Assets: Other intangible assets, which include patents, trademarks, trade names, license agreements, non-competition agreements, customer relationships, profit in backlog and other intangible assets acquired from an independent party, were $144,927 and $112,639 as of December 31, 2006 and 2005, respectively. Intangible assets with an indefinite life, namely certain trademarks, trade names, and license agreements, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from five to 20 years. Indefinite-lived intangible assets are tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company has determined that no impairments existed as of December 31, 2006. Costs related to internally developed intangible assets are expensed as incurred.

Translation of Foreign Currencies: A significant amount of the Company’s products are manufactured in Canada and sold to U.S. customers. The Company’s Canadian operations also purchase materials from U.S. vendors. As a result, Canadian operations have cash, cash equivalents, accounts receivable, and accounts payable denominated in U.S. dollars. Translation of these balances to the operations’ functional currency, the Canadian dollar, results in foreign currency transaction gains and losses, which are recorded in selling and administrative expenses. When Canadian assets denominated in U.S. dollars exceed Canadian liabilities denominated in U.S. dollars and the Canadian dollar strengthens versus the U.S. dollar, the Company recognizes foreign currency transaction losses. When the Canadian dollar weakens versus the U.S. dollar, the Company recognizes foreign currency transaction gains. If the Company’s Canadian liabilities denominated in U.S. dollars exceeded Canadian assets denominated in U.S. dollars, the opposite would occur. In addition, the Company’s 2006 acquisitions of JJI and Strand included a German and Hong Kong operation, respectively, that are also subject to foreign currency transaction gains and losses, but to a lesser extent. Net losses resulting from foreign currency transactions were $87 in 2006, $1,636 in 2005, and $2,318 in 2004. The Company does not actively hedge or use derivative instruments to manage risk in these areas.

In addition, a significant amount of the Company’s net assets are at Canadian operations. The Company also has a minimal amount of net assets at Mexican, German, and Hong Kong operations. The translation of these net assets from the operations’ functional currency, the Canadian dollar, Mexican peso, euro, or Hong Kong dollar, to the Company’s reporting currency, U.S. dollars, results in foreign currency translation adjustments, which are recorded in the accumulated other comprehensive income component of stockholders’ equity and do not affect net income. The Company’s foreign currency translation adjustments were gains of $435, $5,652, and $12,342 for the twelve months ended December 31, 2006, 2005, and 2004, respectively. However, the foreign currency translation adjustment actually decreased accumulated other comprehensive income during 2006 by $6,749 due to the $7,184 reduction in foreign currency translation adjustment related to the foreign currency exchange gain on the return of capital from Canada. Tax provisions have not been recorded for translation adjustments since the undistributed earnings of non-U.S. subsidiaries and joint venture companies have been, and are intended to be, indefinitely reinvested in foreign operations. The Company does not use derivative instruments to hedge its foreign currency risk of net investments in foreign operations.

Fair Value of Financial Instruments: The carrying amounts of cash equivalents, short-term investments, short-term debt, long-term debt, and derivatives approximate fair value because of their short-term maturity and/or variable market-driven interest rates.

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

The Company is self-insured for the medical benefit plans covering most of its employees. However, the Company also has stop-loss insurance coverage for claims that exceed $250. The Company estimates its liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The validity of the lag factor is evaluated periodically and revised if necessary.

Collective Bargaining Agreements: As of December 31, 2006, the Company was a party to various collective bargaining agreements. Several of these collective bargaining agreements will expire in 2007. Management does not expect the expiration and renegotiation of these agreements to have a significant impact on 2007 production or results of operations.

Other New Accounting Standards: In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will become effective for the Company as of January 1, 2007. At this stage, the Company does not believe the adoption of FIN No. 48 will have a material effect on its financial condition or results of operations. However, the Company continues to evaluate the effects of adopting this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 will become effective for the Company as of January 1, 2008. The Company is continuing to evaluate the provisions of this standard and is not certain of the potential impact at this time.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). This new standard requires an employer to: (a) recognize in its balance sheet an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) recognize changes in the funded status of a plan through accumulated other comprehensive income in the year in which the changes occur; (c) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements became effective for the Company as of the current year-end. For more information, see note (14) “Pension and Other Postretirement Plans.” The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end balance sheet is effective for the Company in 2008.

(3) Acquisitions
JJI Lighting Group in 2006: On May 22, 2006, the Company acquired the JJI Lighting Group (“JJI”), which is headquartered in Greenwich, CT and has manufacturing operations in Franklin Park, IL; Mamaroneck, NY; Shelby, NC; Santa Ana, CA; Waterbury, CT; Erie, PA; and Ludenscheid, Germany. JJI was one of the largest privately held lighting fixture companies in the United States, prior to the acquisition, and has a group of recognized niche lighting brands that complements the Company’s current product offerings. The preliminary purchase price of $123,141 (including acquisition costs of $2,070) was financed with $45,615 of the Company’s available cash and short-term investment balances plus $77,526 borrowed from the Company’s existing revolving credit facilities and asset backed securitization agreement. See note (12) “Long-term and Short-term Debt” for a more detailed description of the Company’s debt.

In accordance with the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets and the liabilities of JJI based on their estimated fair values as of May 22, 2006. The excess of the purchase price over the fair value of acquired assets and liabilities is allocated to goodwill.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The preliminary allocation of the purchase price follows:

Cash	$741
Accounts receivable	15,805
Inventories	25,805
Other current assets	2,357
Property, plant and equipment	11,314
Goodwill	83,445
Other intangible assets	28,500
Profit in backlog	1,807
Other long-term assets	12,561
Short-term debt	(2,956)
Accounts payable	(11,979)
Accrued expenses *	(26,126)
Deferred income taxes	(12,853)
Pension liabilities	(5,280)
Preliminary purchase price	$123,141

* Accrued expenses include $7,590 of additional pension liability to terminate the defined benefit plans related to domestic employees and $1,132 recorded under SFAS No. 5, “Accounting for Contingencies” to withdraw from multiemployer plans.

The purchase price allocation above changed from the allocation reported as of the third quarter of 2006 as additional information regarding the fair values of the assets and liabilities acquired became available. Specifically, goodwill increased by $5,339 primarily due to a $3,926 increase in the purchase price related to working capital adjustments. The purchase price and the allocation are subject to further change since stipulations in the purchase agreement, such as the working capital adjustments, are not yet finalized.

The Company’s statement of income reflects the sales and earnings of JJI, as well as decreased interest income, increased interest expense, and depreciation and amortization expenses resulting from the acquisition since the date of the acquisition. On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of each period presented, the Company’s results for the twelve months ended December 31, would have been as follows:

	2006	2005	2004
Net sales	$1,538,660	$1,392,144	$1,319,019
Net income	$157,975	$93,175	$67,060
Earnings per share (diluted)	$5.49	$3.28	$2.41

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

Strand Lighting in 2006: On July 11, 2006, the Company acquired the U.S. and Hong Kong based operations of Strand Lighting (“Strand”) and certain assets of Strand Lighting Ltd. of the U.K. as part of a restructuring undertaken by Strand Lighting Ltd. Strand was founded in 1916 as a manufacturer of entertainment lighting and lighting systems. The acquisition complements the Company’s Vari-Lite, Entertainment Technology, and Lightolier Controls product offerings and broadens the Company’s presence in the theatrical and entertainment lighting markets. The preliminary purchase price of $9,565 (including acquisition costs of $587) was financed with cash on hand.

The Strand acquisition was accounted for using the purchase method of accounting. The preliminary determination of the fair market value of net assets acquired resulted in an indicated excess of the purchase price over the fair value of the net assets acquired (goodwill) of $3,853. The Company is gathering additional information about the fair value of intangible assets and property, plant, and equipment. Accordingly, the amounts recorded could change as the purchase price allocation is finalized.

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

Carsonite International Corporation in 2006: On September 26, 2006, the Company acquired the assets of Carsonite International Corporation (“Carsonite”), a subsidiary of Omega Polymer Technologies, Inc. (“Omega”) as part of a restructuring undertaken by Omega. The acquisition complements the Company’s current Shakespeare Composite Structures product offerings in the utility, roadway, and park and recreation markets. Carsonite has one owned factory located in Varnville, SC and one leased factory located in Early Branch, SC. The preliminary purchase price of $4,552 (including accrued acquisition costs of $73) was financed with cash on hand. No accounts payable or other liabilities were assumed as part of this transaction.

The Carsonite acquisition was accounted for using the purchase method of accounting. The preliminary determination of the fair market value of net assets acquired resulted in an indicated excess of the purchase price over the fair value of the net assets acquired (goodwill) of $757. The Carsonite goodwill is expected to be deductible for tax purposes since this acquisition was a taxable asset purchase. The Company is gathering additional information about the fair value of intangible assets and property, plant, and equipment. Accordingly, the amounts recorded could change as the purchase price allocation is finalized. The operating results of Carsonite have been included in the Company’s consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because Carsonite is not considered a material acquisition.

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

The acquisition of Thomas’ 32% minority interest in GTG was accounted for using the purchase method of accounting. The total purchase price was allocated to 32% of the net tangible and identifiable intangible assets of GTG based on their estimated fair values as of July 31, 2004. The final allocation of the purchase price to 32% of the net assets acquired follows:

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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The Company’s statements of income reflect the discontinuation of Thomas’ minority interest as well as the decreased interest income, increased interest expense, and depreciation and amortization expenses resulting from the acquisition since the date of the acquisition. On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of 2004, the Company’s results for the twelve months ended December 31, 2004 would have been as follows:

2004
Net sales	$1,179,069
Net income	$64,146
Earnings per share (diluted)	$2.31

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

The USS Manufacturing acquisition was accounted for using the purchase method of accounting. The determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) was $1,524, which was based on the purchase price allocation. The operating results of USS Manufacturing have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” are not presented because USS Manufacturing is not considered a material acquisition.

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

(5) Restructuring and Related Costs
In the third and fourth quarters of 2005, the Company relocated its Gardco division from San Leandro, CA to a new facility in San Marcos, TX. In addition, the Company’s Wide-Lite division, historically located in San Marcos, TX, also moved into the new facility in the third quarter. The new facility, which was completed in the third quarter of 2005, has reduced manufacturing costs, increased inventory turnover, improved on-time delivery, and reduced lead time.

The Company’s restructuring costs relate entirely to the Commercial Segment and primarily include one-time involuntary termination benefits (severance), moving of equipment, relocation of certain employees, facility closing, and accelerated depreciation of abandoned equipment. Of the $311 of restructuring costs incurred during 2006, $181 was included in selling and administrative expenses and $130 was included in cost of sales in the consolidated statements of income. Of the $5,613 of restructuring costs incurred during 2005, $1,170 was included in selling and administrative expenses and $4,443 was included in cost of sales in the consolidated statements of income.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The following table summarizes estimated, incurred, and remaining costs for the restructuring actions by type as of December 31, 2006:

	Severance	Moving & Relocation	Facility Closing	Other Costs	Total
Estimated costs	$1,186	$1,511	$2,857	$370	$5,924
Cost incurred – year ended December 31, 2005	1,140	1,421	2,770	282	5,613
Cost incurred – year ended December 31, 2006	46	90	87	88	311
Remaining costs at December 31, 2006	$-	$-	$-	$-	$-

The following table presents a reconciliation of the beginning and ending liability balances (yet to be paid) as of December 31, 2006:

	Severance	Moving & Relocation	Facility Closing	Other Costs	Total
Liability balance at January 1, 2006	$611	$392	$-	$-	$1,003
Costs incurred	46	90	87	88	311
Amounts paid	(526)	(482)	(87)	(88)	(1,183)
Liability balance at December 31, 2006	$131	$-	$-	$-	$131

The Company has terminated 98 production employees and 40 engineering, administrative, and sales employees as a result of the restructuring (of which nine engineering, administrative, and sales employees were terminated during 2006). As of December 31, 2006, management considers the restructuring activities related to the relocation substantially complete.

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

In January 2006, Genlyte elected corporate taxpayer status for its operating partnership, GTG. As a result of a change in tax status effective January 1, 2006, the Company recognized a $24,715 tax provision benefit for the difference between the deferred taxes accumulated on the outside basis in GTG and the deferred taxes related to the assets held inside GTG.

Further, the Company recognized $2,140 in income tax expense in 2006, net of foreign tax credits, for the repatriation of $35,918 of earnings and capital from a wholly-owned subsidiary in Canada, which occurred on May 9, 2006. According to Accounting Principles Board (“APB”) No. 23 “Accounting for Income Taxes - Special Areas,” deferred taxes are to be immediately recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries. All other earnings of foreign subsidiaries have been, or are intended to be, indefinitely reinvested in foreign operations; thus, no provision has been made for any U.S. taxes that may be applicable thereto.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The components of income before income taxes and the provisions for income taxes for the years ended December 31 were as follows:

	2006	2005	2004
Income before income taxes:
Domestic	$162,725	$105,458	$71,937
Foreign	45,319	35,769	22,590
Income before income taxes	$208,044	$141,227	$94,527

Income tax provision (benefit):
Domestic:
Currently payable	$62,087	$35,258	$26,844
Deferred	(21,888)	9,868	1,181
Foreign:
Currently payable	13,823	11,546	8,778
Deferred	(459)	(289)	(529)
Income tax provision	$53,563	$56,383	$36,274

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate follows:

	2006	2005	2004
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	3.0%	3.1%	3.2%
Change in GTG corporate taxpayer status	-11.9%	0.0%	0.0%
Minority interest share of foreign taxes	0.0%	0.0%	0.9%
Foreign tax rate differential	-1.4%	-0.9%	-0.6%
Section 199 manufacturing deduction and nondeductible portion of amortization and expenses	-0.3%	0.1%	0.1%
Foreign earnings repatriation	1.0%	2.0%	0.0%
Other	0.3%	0.6%	-0.2%
Effective income tax rate	25.7%	39.9%	38.4%

Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Significant temporary differences creating deferred tax assets and liabilities at December 31 follow:

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts receivable	$4,261	$-
Inventory reserves	14,981	-
Accrued compensation expenses	9,485	-
Worker's compensation accrual	4,593	-
Operating loss from acquisition	2,873	-
Foreign deferred tax asset	14,125	-
Other	4,769	402
Total deferred tax assets	$55,087	$402

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

	2006	2005
Deferred tax liabilities:
Investment in partnership *	$-	$26,404
Accelerated depreciation	8,138	-
Goodwill	39,254	-
Interest rate swaps	171	1,036
Foreign deferred liability	8,854	8,042
Total deferred tax liabilities	56,417	35,482
Valuation allowance	(12,854)	-
Net deferred tax liability	$14,184	$35,080

Classification:
Current (asset) liability	$(24,751)	$64
Net non-current liability	38,935	35,016
Net deferred tax liability	$14,184	$35,080

* The 2005 deferred taxes include a long-term liability for Genlyte’s investment in GTG, which was recorded based on the assets held within GTG, under partnership tax rules. Effective January 1, 2006, Genlyte elected corporate taxpayer status for GTG and deferred taxes are now reported based on the balance sheet classification.

Deferred tax assets and liabilities are classified as current or long-term according to the related asset and liability classification of the item generating the deferred tax.

Undistributed earnings of non-U.S. subsidiaries and joint venture companies aggregated $42,181 on December 31, 2006 which, under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been, or are intended to be, indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, the taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. At December 31, 2006, the Company had a $31,647 net operating loss carryforward in Germany related to JJI, which is subject to change in control limitations, and if utilized beyond such limitations, will reduce goodwill and intangible assets recorded at the date of acquisition before reducing the tax provision. The carryforward is available to offset future federal taxable income and does not expire. The Company has a net deferred tax asset of $12,854 related to the German net operating loss that was offset by a valuation allowance for the same amount, since based on several factors it is more likely than not that the German deferred tax asset will not be realized. These factors include the lack of a history of profits in Germany, future projected taxable losses and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology.

In addition, the Company had approximately a $3,100 net operating loss carryforward that was acquired through the Company’s acquisition of Strand, which is subject to change in control limitations, and, if utilized beyond such limitations, will reduce goodwill and intangible assets recorded at the date of acquisition before reducing the tax provision. The carryforward is available to offset future federal taxable income and would expire in 2024. There is no indication the carryforward benefits would not be lost due to failure to meet the “continuity of business” requirement under Section 382 of the Internal Revenue Code (“IRC”). The net operating loss was limited in 2006 due to the change in ownership rules under IRC 382. The portion limited in 2006 is expected to be used in future years.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(7) Earnings Per Share
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
	(Amounts in thousands)
	2006	2005	2004
Weighted average common shares outstanding	28,119	27,749	27,261
Incremental common shares issuable: Stock option plans	671	617	508
Weighted average common shares outstanding assuming dilution	28,790	28,366	27,769

Common shares for 2004 were adjusted for the two-for-one stock split which was payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005.

(8) Allowance for Doubtful Accounts
Changes in the Company’s allowance for doubtful accounts receivable during the years ended December 31 were as follows:

	2006	2005	2004
Balance, beginning of year	$6,017	$6,918	$7,094
Additions from companies acquired (1)	1,378	-	4
Additions charged to costs and expenses (2)	3,840	214	2,698
Additions (deductions) charged (credited) to other accounts	22	27	(127)
Deductions for write-offs of bad debt	(4,238)	(1,142)	(2,751)
Balance, end of year	$7,019	$6,017	$6,918

(1) The acquired amount in 2006 relates to JJI and Strand. The amount in 2004 relates to USS Manufacturing.
(2) The provision for doubtful accounts or “bad debt expense” charged to selling and administrative expenses.

In addition, the Company also maintains allowances for the customers’ refusal to pay (returned products, billing errors, disputed amounts, etc., which result in credit memos charged to net sales). Management’s estimated allowances are based on the amounts returned and disputed by customers and estimated lag times for processing credit memos. The balances of these allowances were $10,307, $8,366, and $3,806 at December 31, 2006, 2005, and 2004, respectively.

(9) Goodwill and Other Intangible Assets
The changes in the net carrying amounts of goodwill by segment for the years ended December 31, 2006 and 2005 were as follows:
	Commercial	Residential	Industrial and Other	Total
Balance as of January 1, 2005	$211,699	$34,839	$7,146	$253,684
Adjustments to goodwill acquired previously (a)	1,812	298	61	2,171
Effect of exchange rate change on Canadian goodwill	1,338	18	22	1,378
Balance as of December 31, 2005	$214,849	$35,155	$7,229	$257,233
Acquisitions (b)	53,920	7,510	26,625	88,055
Effect of exchange rate change on Canadian goodwill	(83)	(1)	(1)	(85)
Balance as of December 31, 2006	$268,686	$42,664	$33,853	$345,203

(a)	After completing the tax basis step-up of the acquisition of Thomas’ 32% minority interest in GTG, the Company recorded a deferred tax liability adjustment to goodwill.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(b)
  The acquisitions of JJI, Strand, and Carsonite added $83,445, $3,853, and $757 to goodwill, respectively. See note (3) “Acquisitions” for a more detailed discussion of the Company’s recent acquisitions.

Summarized information about the Company’s other intangible assets follows:

	As of December 31, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$283	$283	$283	$283
Non-competition agreements	1,562	1,298	1,562	907
Customer relationships	30,560	3,325	26,560	1,890
Trademarks	58	29	-	-
Profit in backlog	2,023	2,023	-	-
Patents and other	8,612	1,286	5,758	767
Total amortized intangible assets	$43,098	$8,244	$34,163	$3,847

Net amortized intangible assets	$34,854		$30,316
Unamortized intangible assets:
Trademarks and trade names	105,454		77,704
License agreements	4,619		4,619
Total unamortized intangible assets	$110,073		$82,323
Total other intangible assets, net	$144,927		$112,639

The Company amortizes the non-competition agreements over two and five years, customer relationships over 19 to 21 years, trademarks over four years, profit in backlog over three months, and patents and other over five to 15 years. Amortization expense for intangible assets was $4,398 in 2006, $2,408 in 2005, and $4,280 in 2004. Estimated amortization expense for intangible assets for the next five full years is $2,296 for 2007, $2,267 for 2008, $2,222 for 2009, $2,157 for 2010 and $2,157 for 2011.

Through recent acquisitions, which are fully described in note (3) “Acquisitions,” the Company acquired the following other intangible assets during 2006:
	As of December 31, 2006
	Gross Carrying Amount	Weighted Average Remaining Life (in years)
Amortized intangible assets:
Customer relationships	$4,000	19.8
Trademarks	58	4.0
Profit in backlog	2,023	0.3
Patents and other	2,825	14.8
Total amortized intangible assets acquired	$8,906	13.9

Unamortized intangible assets:
Trademarks and trade names	$27,750
Total other intangible assets acquired	$36,656

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the years ended December 31 were as follows:

	2006	2005
Balance, beginning of year	$4,587	$3,310
Additions from companies acquired	2,108	-
Additions charged to expense	9,236	11,602
Deductions for repairs and replacements	(8,636)	(10,325)
Balance, end of year	$7,295	$4,587

(11) Accrued Expenses
Accrued expenses as of December 31 consisted of the following:
	2006	2005
Employee related costs and benefits	$58,821	$54,612
Advertising and sales promotion	14,130	13,440
Income and other taxes payable	10,455	9,043
Other accrued expenses *	35,122	24,097
Total accrued expenses	$118,528	$101,192

* Individual items are less than 5% of total current liabilities.

(12) Long-Term and Short-Term Debt
Long-term debt as of December 31 consisted of the following:
	2006	2005
U.S. revolving credit facility	$50,000	$75,000
Industrial revenue bonds	11,000	11,000
Capital leases and other	570	232
Total long-term debt	61,570	86,232
Less: current maturities (amounts payable within one year)	257	156
Non-current long-term debt	$61,313	$86,076

On December 9, 2005, Genlyte and its subsidiaries amended and restated the former credit agreement, which previously consisted of five-year U.S. and Canadian credit facilities and a $100,000 U.S. term loan entered into on August 2, 2004, to reduce borrowing fees and to provide additional borrowing capacity. The amended facilities now consist of a $260,000 U.S. revolving credit facility and a Canadian revolving credit facility of approximately $23,000 with the same syndicate of eleven banks maturing on October 31, 2010. According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged. As of December 31, 2006, total borrowings were $50,000 under the U.S. credit facility. The Company borrowed $50,000 under the U.S. revolving credit facility and $12,526 under the Canadian credit facility to finance the May 22, 2006 acquisition of JJI; however, all of the Canadian credit facility borrowings were subsequently repaid. In addition, as of December 31, 2006, the Company had outstanding $21,143 of letters of credit, which are subject to a fee of 50 basis points and reduce the amount available to borrow under the U.S. facility. The letters of credit serve to guarantee the industrial revenue bonds as well as insurance reserves.

The U.S. revolving credit facility bears interest at the option of the borrower based upon either (1) the higher of the National City Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the Eurodollar Rate (“LIBOR”) plus the Eurodollar Margin (a margin as determined by Genlyte’s Leverage Ratio (total debt to EBITDA, or earnings before interest, taxes, depreciation, and amortization). Borrowings on the Canadian revolving credit facility can be made in Canadian dollars

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

or U.S. dollars. Loans in Canadian dollars bear interest at the option of the borrower based upon either (1) the Canadian Deposit Offered Rate (“CDOR”) as determined by the Canadian administrative agent plus the Eurodollar Margin, or (2) the higher of the Canadian prime rate or CDOR plus 1.0%. Loans in U.S. dollars bear interest at the same rates as the U.S. revolving credit facility. Based upon Genlyte’s Leverage Ratio as of December 31, 2006, the Eurodollar Margin was 0.40% and the commitment fee on the facility was 0.10%. As of December 31, 2006 the interest rate on the U.S. revolving credit facility was 5.78%, which includes interest rate spreads of 40 basis points.

Both facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature, including limitations on the aggregate amount of additional indebtedness outstanding, a maximum Leverage Ratio, and a minimum interest coverage ratio. As of December 31, 2006, the Company was in compliance with all of the covenants. Under the most restrictive covenant, which is the Leverage Ratio, the Company could incur approximately $295,000 in additional debt and still comply with the covenant.

The Company has $11,000 of variable rate Industrial Revenue Bonds that mature between 2009 and 2016. As of December 31, 2006, the weighted average interest rate on these bonds was 3.86%. These bonds are backed by the letters of credit mentioned above.

Future annual principal payments of long-term debt for the years ending December 31, are summarized as follows:

Year ending December 31,
2007	$257
2008	156
2009	1,156
2010	55,001
2011	-
Thereafter	5,000
Total long-term debt	$61,570

The Company’s short-term debt consists of a U.S. asset backed securitization (“ABS”) agreement for $100,000 “on balance sheet” financing, entered into by Genlyte and its wholly-owned subsidiary, Genlyte Receivables Corporation, which expires on July 31, 2007. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity. As of December 31, 2006 and December 31, 2005, total borrowings were $82,170 (of which $15,000 was borrowed to fund the acquisition of JJI) and $80,140, respectively, under the ABS loan, which bears interest at one-month LIBOR plus 0.34%. As of December 31, 2006 the actual rate was 5.70%. Net trade accounts receivable pledged as collateral for borrowings under the ABS loan were $167,419 and $158,429, as of December 31, 2006 and December 31, 2005, respectively. In addition, the Company also had $3,782 of trade payables financing arrangements with third-party intermediaries and $414 outstanding under an overdraft credit facility at December 31, 2006.

(13) Derivative Instruments and Hedging Activities
The Company hedges most of its debt with interest rate swap contracts, which it accounts for in accordance with SFAS No. 133. SFAS No. 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. For derivatives (swaps) that are not designated as hedges, gains or losses resulting from changes in fair value are recognized currently in the statement of income. For swaps that are designated as cash flow hedges, special “hedge accounting” applies so that the effective portion of such gains or losses is reported as a component of accumulated other comprehensive income (loss) and reclassified to the statement of income in the same period that the hedged transaction affects net income. The ineffective portion of any gains or losses is immediately recognized in the statement of income. If the swap is sold or terminated before the underlying debt is extinguished, the balance in accumulated other comprehensive income (loss) is amortized to net income (via interest income or interest expense) over the remaining life of the debt. If the debt is extinguished before the swaps are terminated, the balance in accumulated other comprehensive income (loss) is immediately recognized in interest income or interest expense.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

As of December 31, 2006 and 2005 the Company had the following interest rate swap contracts:

Effective Date	2006 Fair Value	2005 Fair Value	Notional Amount	Hedged Item	Fixed Interest Rate	Year of Expiration
8/2/2004	$-	$695	$50,000	Credit Line	3.0%	7/31/2006
8/2/2004	-	591	50,000	Credit Line	3.0%	7/31/2006
8/2/2004	865	1,584	80,000	ABS	3.4%	7/31/2007
5/22/2006	(155)	-	25,000	Credit Line	5.7%	5/22/2009
5/22/2006	(267)	-	25,000	Credit Line	5.7%	5/24/2010
	$443	$2,870

The Company receives a LIBOR-based variable interest rate and pays a fixed interest rate on its interest rate swap contracts, which are designated as cash flow hedges. The fair value of these instruments are included in other current assets or accrued liabilities if due within one year; otherwise, they are recorded in other long-term assets or other long-term liabilities. The Company recorded fair value changes totaling $(1,184) after tax for the year ended December 31, 2006 in accumulated other comprehensive income (loss). Of the $164 in accumulated other comprehensive income (loss) at December 31, 2006, management estimates that only the portion related to the $80,000 swap that expires in July 2007 will be reclassified to income in the next twelve months.

(14) Pension and Other Postretirement Plans
The Company has defined benefit pension plans that cover certain of its full-time employees. The pension plans provide defined benefits based on “years of service” for hourly employees and “years of service and final average salary” for salaried employees. The Company’s policy for funded plans is to contribute equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act. Pension costs for all Company defined benefit pension plans are actuarially computed. The Company also has defined contribution pension plans. In addition, the Company provides postretirement medical and life insurance benefits for certain retirees and employees through its unfunded plans. The Company accrues the cost of such benefits during the remaining expected lives of such retirees and the service lives of such employees. The Company uses September 30 as the measurement date for the pension and other postretirement plan disclosures.

On May 22, 2006, the Company acquired JJI and elected to terminate the defined benefit plans related to its domestic employees, which resulted in fourth quarter funding of $7,450. Also, due to the acquisition of JJI (which is primarily located in the U.S. but does have a German operation), additional pension liability of $12,870 was acquired and recorded in accordance with purchase accounting rules. The acquired pension liability net of deferred taxes increased the purchase price allocated to goodwill.

In September 2006, the FASB issued SFAS No. 158, which requires an employer to: (a) recognize in its balance sheet an asset for a pension and other postretirement plan's overfunded status or a liability for such a plan's underfunded status; (b) recognize changes in the funded status of such a plan by reporting them in accumulated other comprehensive income in the year in which the changes occur; (c) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to recognize the funded status of a pension plan and the disclosure requirements became effective for the Company as of the current year-end. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end balance sheet is effective for the Company in 2008.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statements of income for the year ended December 31, 2006, or for any year presented.

	Before Application of SFAS No. 158	SFAS No. 158 Adjustments	After Application of SFAS No. 158
Deferred income taxes and other current assets	$41,765	$2,298	$39,467
Other assets	3,235	(258)	3,493
Accrued expenses	117,852	(676)	118,528
Deferred income taxes	41,077	2,142	38,935
Accrued pension	23,513	(3,013)	26,526
Accumulated other comprehensive income (loss)	16,853	3,587	13,266

The amounts not yet reflected in net periodic benefit cost and included in the accumulated other comprehensive income section (pre-tax) of the accompanying consolidated balance sheets as of December 31 follow:
	U.S. Pension Plans	Foreign Pension Plans	Other Postretirement Plans	Total
Accumulated other comprehensive income
Net actuarial loss	$(4,028)	$(2,661)	$(1,379)	$(8,068)
Prior service cost	(369)	(279)	253	(395)
Unrecognized net initial obligation	-	5	-	5
Total (1)	$(4,397)	$(2,935)	$(1,126)	$(8,458)

(1) Amount recognized in accumulated other comprehensive income net of tax is $(5,651).

Of the amounts reported in accumulated other comprehensive income in 2006, management expects $(378) of the actuarial loss and $(167) of the prior service cost to be expensed in 2007 for U.S. pension plans; $(144) of the actuarial loss, $(32) of the prior service cost, and $3 of the unrecognized net initial obligation to be expensed in 2007 for foreign pension plans; and $68 of the actuarial gain and $(27) of the prior service cost to be expensed in 2007 for the other postretirement benefit plans.

The amounts recognized in other comprehensive income (pre-tax) for the year ended December 31, 2006 are as follows:

	U.S. Pension Plans	Foreign Pension Plans	Other Postretirement Plans	Total
Other Comprehensive Income
Net actuarial (gain) loss	$(2,421)	$1,502	$-	$(919)
Recognized actuarial loss	(948)	(52)	-	$(1,000)
Recognized Prior service cost	(166)	(33)	-	(199)
Recognized net initial obligation	-	3	-	3
Total	$(3,535)	$1,420	$-	$(2,115)

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The following table summarizes the changes in the projected benefit obligation (“PBO”), the changes in the fair value of plan assets, the funded status of both the accumulated benefit obligation (“ABO”) and the PBO, and the weighted average assumptions used to determine benefit obligations for the pension plans and other postretirement plans at September 30, 2006 and 2005.

	U.S. Pension Plans		Foreign Pension Plans		Other Postretirement Benefit Plans
	2006	2005	2006	2005	2006	2005
Change in Projected Benefit Obligation
Projected benefit obligations, beginning	$121,538	$113,181	$12,166	$10,244	$5,295	$5,382
Service cost	2,511	2,134	672	532	35	39
Interest cost	6,418	6,381	899	591	287	296
Benefits paid	(6,293)	(5,718)	(995)	(548)	(240)	(298)
Member contributions	-	-	108	100	-	-
Actuarial (gain) loss	(3,780)	5,560	1,449	826	(15)	(124)
Plan amendments	-	-	-	16	-	-
Acquisition of JJI	-	-	4,049	-	-	-
Foreign currency exchange rate change	-	-	17	405	-	-
Benefit obligations, ending	$120,394	$121,538	$18,365	$12,166	$5,362	$5,295

Change in Plan Assets
Plan assets at fair value, beginning	$103,275	$90,068	$11,391	$9,262	$-	$-
Actual gain on plan assets	6,298	14,134	807	1,069	-	-
Employer contributions	1,489	4,791	1,498	1,128	-	-
Member contributions	-	-	108	100	-	-
Benefits paid	(6,293)	(5,718)	(702)	(548)	-	-
Foreign currency exchange rate change	-	-	(71)	380	-	-
Plan assets at fair value, ending	$104,769	$103,275	$13,031	$11,391	$-	$-

Funded Status of the Plans
Accumulated benefit obligation	$117,801	$118,915	$18,365	$12,166	$5,362	$5,295
Underfunded status of ABO	(13,032)	(15,640)	(5,334)	(775)	(5,362)	(5,295)
Provision for future salaries	2,593	2,623	-	-	-	-
Projected benefit obligation	120,394	121,538	18,365	12,166	5,362	5,295
Underfunded status of PBO	$(15,625)	$(18,263)	$(5,334)	$(775)	$(5,362)	$(5,295)
Unrecognized transition (asset)	N/A	-	N/A	(9)	N/A	-
Unrecognized actuarial loss	N/A	13,447	N/A	1,935	N/A	1,271
Unrecognized prior service cost	N/A	1,089	N/A	377	N/A	(281)
Contributions subsequent to measurement date	68	67	608	693	-	86
Foreign currency exchange rate change	-	-	(18)	119	-	-
Amount recognized at December 31	$(15,557)	$(3,660)	$(4,744)	$2,340	$(5,362)	$(4,219)

Weighted Average Assumptions
Discount rate	5.75%	5.43%	5.25%	5.43%	5.63%	5.43%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	N/A	N/A
Expected return on plan assets	8.50%	8.50%	7.00%	7.04%	N/A	N/A

The Company has historically used the Moody’s Aa annualized long-term discount rate published as of the measurement date. However, during 2006 the Company selected a discount rate based on the published Citigroup Spot Rates for U.S pension plans and other postretirement plans and the published rates from Scotia Capital Markets for foreign plans, rounded to the nearest basis point (.01%) for the expected cash stream of each plan. The Company’s actuarial consultants have agreed that the average plan duration is long-term, and could range between 20 and 60 years. In addition, to develop the expected long-term rate of return on plan assets assumptions, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The assumed health care cost trend rate for 2006 was 9%, declining to 5.5% in 2013. A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each year would increase (decrease) the other postretirement benefit obligation at September 30, 2006 by $442 $(395), and the 2006 postretirement benefit expense by $27 $(24).

The amounts recognized in the consolidated balance sheets at December 31, 2006 and 2005 follow:

	December 31, 2006
	U.S. Pension Plans	Foreign Pension Plans	Other Postretirement Plans	Total
Balance Sheet Asset (Liability)
Long-term assets	$1,806	$34	$-	$1,840
Current liabilities	(183)	(300)	(493)	$(976)
Long-term liabilities	(17,180)	(4,477)	(4,869)	$(26,526)
Net (liability) asset recognized	$(15,557)	$(4,744)	$(5,362)	$(25,663)

	December 31, 2005
	U.S. Pension Plans	Foreign Pension Plans	Other Postretirement Plans	Total
Balance Sheet Asset (Liability)
Accrued pension (liability)	$(17,087)	$(55)	$(4,219)	$(21,361)
Prepaid pension cost	2,011	-	-	$2,011
Intangible asset	1,120	395	-	$1,515
Accumulated other comprehensive income (pre-tax)	3,691	1,164	-	$4,855
Net (liability) asset recognized	$(10,265)	$1,504	$(4,219)	$(12,980)

Components of the annual net periodic benefit costs for defined benefit pension plans were as follows:

	U.S. Pension Plans			Foreign Pension Plans
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Costs
Service cost	$2,511	$2,134	$2,301	$672	$532	$493
Interest cost	6,418	6,381	6,831	899	591	580
Expected return on plan assets	(7,657)	(6,958)	(7,070)	(860)	(673)	(649)
Amortization of transitional items	-	-	-	(3)	(3)	(9)
Amortization of prior service cost	166	187	309	33	32	198
Recognized actuarial loss	948	868	1,389	52	32	763
Net pension expense for defined benefit plans	2,386	2,612	3,760	793	511	1,376
Defined contribution plans	7,821	6,947	5,352	1,557	1,522	948
Multi-employer plans for certain union employees	227	156	1,164	-	-	-
Total benefit costs	$10,434	$9,715	$10,276	$2,350	$2,033	$2,324

Weighted Average Assumptions
Discount rate	5.43%	5.43%	5.81%	5.33%	5.43%	5.81%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Expected return on plan assets	8.50%	8.50%	8.50%	7.00%	7.04%	7.04%

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Components of the annual net periodic benefit costs for other postretirement benefit plans were as follows:

	Other Postretirement Benefit Plans
	2006	2005	2004
Components of Net Periodic Benefit Costs
Service cost	$35	$39	$45
Interest cost	287	296	335
Recognized prior service cost (credit)	(26)	(27)	(37)
Recognized actuarial loss	77	64	116
Net expense of postretirement plans	373	372	459

Weighted Average Assumptions
Discount rate	5.43%	5.43%	5.81%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A

The Company’s investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. Two institutional investment management firms were engaged in the U.S. and one in Canada to manage plan assets, which are invested in high quality equity and debt securities. The Company’s investment objective for U.S. plan assets is to exceed the return generated by an unmanaged index composed of the S&P 500 Stock Index and the Lehman Brothers Government/Corporate Bond Index in proportion to the target portfolio, while achieving a rate of return greater than the actuarially assumed rate. In November 2005, the Company allocated 5% of its investments to a “collective fund” with an objective to receive attractive risk-adjusted returns with moderate volatility. The Company’s investment objective for foreign plan assets, which consist of Canadian plans, is to provide superior real rates of return through income and capital appreciation by investing in equity securities of generally larger companies with above-average earnings growth and a diversified portfolio of Canadian debt securities. The targeted asset allocations provide reasonable assurance that the actuarially assumed rates of return can be achieved over a long period of time.

The asset allocation for the Company’s U.S. and Foreign defined benefit pension plans as of December 31, 2006 and 2005, and the target allocation for 2007, by asset category, follow:

	U.S. Pension Plans			Foreign Pension Plans
	Target Allocation	Percentage of Plan Assets at September 30,		Target Allocation	Percentage of Plan Assets at September 30,
	2007	2006	2005	2007	2006	2005
Asset Category
Equity securities	60%	58%	64%	58%	59%	60%
Debt securities	40%	42%	36%	37%	37%	35%
Cash	0%	0%	0%	5%	4%	5%
Total	100%	100%	100%	100%	100%	100%

Equity securities did not include any shares of Genlyte common stock at December 31, 2006 or 2005.

The Company expects to contribute approximately $6,600 to its U.S. defined benefit pension plans, $1,900 to its foreign defined benefit pension plans, and $500 to its other postretirement benefit plans during 2007. Contributions are expected to at least meet the current law minimum funding requirements.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

The Company expects future benefit payments during the next ten years as follows:

			Other Postretirement Plans
Year ending December 31,	U.S. Pension Plans	Foreign Pension Plans	Prior to Medicare D	Subsidy Amount	Net of Subsidy
2007	$6,879	$504	$574	$62	$512
2008	7,210	523	572	58	514
2009	7,468	554	584	53	531
2010	7,724	635	587	49	538
2011	8,014	699	582	44	538
2012-2016	43,932	4,619	2,826	162	2,664
Total future benefit payments	$81,227	$7,534	$5,725	$428	$5,297

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which introduced a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. The Company has concluded that the prescription drug benefits provided under its other postretirement plans are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy based on managements understanding of the Medicare Reform legislation and confirmation from the Company’s actuarial consultants.

As of December 31, 2006 and 2005, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. defined benefit plans and foreign defined benefit plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets, were as follows:

	U.S. Plans		Foreign Plans
	2006	2005	2006	2005
Projected benefit obligation	$114,409	$115,127	$18,365	$12,166
Accumulated benefit obligation	111,816	112,504	18,365	12,162
Plan assets at fair value	96,977	95,351	13,031	11,391

(15) Lease Commitments
The Company rents office space, equipment, and computers under non-cancelable operating leases, some of which include renewal options and/or escalation clauses. Rental expenses for operating leases, which are recorded on a straight-line basis, amounted to $10,937 in 2006, $8,355 in 2005, and $7,107 in 2004. Offsetting the rental expenses were sublease rentals of $487 in 2006, $392 in 2005, and $346 in 2004. One division of the Company also rents office furniture under agreements that are classified as capital leases, which are included in note (12) “Long-term and Short-term Debt.” Future required minimum lease payments are as follows:

Year ending December 31,	Operating Leases
2007	$10,512
2008	7,611
2009	5,459
2010	3,682
2011	2,390
Thereafter	4,513
Total minimum lease payments	$34,167

Total minimum lease payments on operating leases have not been reduced by minimum sublease rentals of $1,891 due in the future under non-cancelable subleases.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(16) Contingencies
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

Environmental Remediation: The Company’s operations are subject to Federal, state, local, and foreign laws and regulations that have been enacted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The Company had established reserves of $3,920 and $3,257 at December 31, 2006 and 2005, respectively, that relate to estimated environmental remediation plans at several company facilities. The Company believes these reserves are sufficient to cover estimated environmental liabilities at that time; however, management continually evaluates the adequacy of those reserves, and they could change. Management does not anticipate that compliance with current environmental laws and regulations will materially affect the Company’s capital expenditures, results of operations, or competitive position in 2007.

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

In connection with the purchase of assets and acquisition of businesses, the Company has from time to time agreed to indemnify the seller from liabilities relating to events occurring prior to the sale or for conditions existing at the time of the purchase or arising thereafter. These indemnities generally include potential environmental liabilities relating to the acquired business’s operations or activities, or operations directly associated with the acquired assets or businesses, or for the sale of products, or for certain actions or inactions, by the Company or by the acquired businesses, occurring before and after the purchase of the acquired assets or businesses. Indemnities associated with the acquisition of businesses are generally potential or contingent liabilities of the Company that can arise in the ordinary course of business. While generally the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under such indemnities, whenever a contingent liability becomes probable and can be reasonably estimated, or if it is probable at the time the assets or businesses are acquired, the Company records the incurred costs and establishes a reserve for future related costs or exposures.

At December 31, 2006, the Company did not have any reserves related to indemnified liabilities; however, the Company has recorded liabilities or established reserves in the past to the extent any indemnified liabilities have been determined to be probable. As to unrecorded liabilities relating to any other indemnification liabilities, the Company does not believe that any amounts that it may be required to pay under any such indemnities will be material to the Company’s results of operations, financial condition, or liquidity.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(17) Stock Options
At December 31, 2006, Genlyte had two stock-based compensation (stock option) plans. The purpose of the stock option plans is to enhance the profitability and value of Genlyte. The 2003 Stock Option Plan (“the Plan”) replaced the 1998 Stock Option Plan, options under which are currently outstanding. Eligibility under the Plan shall be determined by the Compensation Committee of the Genlyte Board of Directors in its sole discretion. The Plan, which expires on May 1, 2008, provides that an aggregate of up to 4,000,000 shares of Genlyte common stock may be granted as incentive stock options or non-qualified stock options, provided that no options may be granted if the number of shares of Genlyte common stock that may be issued upon the exercise of outstanding options would exceed the lesser of 4,000,000 shares of Genlyte common stock or 10% of the issued and outstanding shares of Genlyte common stock. When stock options are exercised, new shares are issued by the Company’s transfer agent. As of December 31, 2006, since the inception of the Plan, the Company has granted a cumulative total of 1,481,400 options.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatility was based on historical volatility of Genlyte stock over the preceding number of years equal to the expected life of the options. The expected life of options granted was determined based on historical exercise behavior of similar employee groups. The risk-free interest rate was based on U.S. Treasury yield for terms equal to the expected life of the options at the time of grant. All inputs into the Black-Scholes-Merton model are estimates made at the time of grant. Future actual results could materially differ from these estimates, though without impact to future reported net income.

The following weighted average assumptions were used to estimate the fair value per share of stock options granted during the years ended December 31:
	2006	2005	2004
Weighted average fair value per share of options	$25.05	$12.85	$9.07
Risk-free interest rate	4.7%	3.9%	3.1%
Expected life, in years	4.3	5.0	5.0
Expected volatility	33.9%	26.1%	27.8%
Expected dividends	-	-	-

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Stock option transactions under the 2003 and 1998 Stock Option Plans are summarized below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	1,629,360	$13.92
Granted	760,800	29.86
Exercised	(382,410)	13.59		$6,715
Forfeited and expired	(27,200)	20.08
Outstanding at December 31, 2004	1,980,550	20.02
Granted	504,600	41.75
Exercised	(414,930)	13.92		13,690
Forfeited and expired	(40,780)	21.93
Outstanding at December 31, 2005	2,029,440	26.63
Granted	188,000	71.22
Exercised	(434,790)	16.04		23,625
Forfeited and expired	(29,900)	41.18
Outstanding at December 31, 2006	1,752,750	$33.77	4.36	$77,710
Fully vested and exercisable at End of Year
December 31, 2004	480,450	$13.47
December 31, 2005	559,040	14.37
December 31, 2006	727,750	$20.87	3.23	$41,660

Additional information about stock options outstanding as of December 31, 2005 is summarized below:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$7.20 - $14.39	273,685	2.60	$13.55	273,685	$13.55
$14.40 - $21.59	151,500	2.17	15.70	151,500	15.70
$21.60 - $28.78	406,315	4.13	28.31	179,565	28.31
$28.79 - $35.98	180,000	4.56	30.14	90,000	30.14
$35.99 - $43.18	557,250	5.28	41.46	33,000	39.49
$50.37 - $57.59	1,000	5.56	51.17	-	-
$57.60 - $64.76	18,750	6.56	64.49	-	-
$64.76 - $71.96	164,250	6.31	71.96	-	-
	1,752,750	4.36	$33.77	727,750	$20.87

All stock option weighted average exercise prices and number of shares were adjusted for the two-for-one stock split which was payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005 (See note (4)).

Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R eliminates the alternative to use the intrinsic value method of

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Company adopted SFAS No. 123R using the modified prospective method and has applied it to the accounting for Genlyte’s stock options. Under the modified prospective method, stock-based expense is recognized for all awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Since all Genlyte stock options granted prior to December 31, 2005 were for prior service, stock-based expense is not recognized for awards granted prior to, but not yet vested, as of January 1, 2006, except for awards that may be subsequently modified or repurchased.

On April 20, 2006, the Compensation Committee of Genlyte’s Board of Directors authorized the granting of 169,250 stock options. The Compensation Committee authorized the granting of an additional 18,750 stock options on July 21, 2006. As a result of the adoption of SFAS No. 123R, the Company recorded $969 of stock-based compensation expense during 2006, with total income tax benefits recognized in the consolidated statement of income of $331. No stock-based compensation expense was recorded in 2005 or 2004. The Company did not capitalize any expense related to stock-based payments and has recorded stock-based compensation expense in selling and administrative expenses. The Company accounts for any awards with graded vesting on a straight-line basis. As of December 31, 2006, the total compensation cost related to nonvested awards not yet recognized was $3,507, which will be recognized over the next 2.6 years. SFAS No. 123R requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow ($8,075 during 2006), rather than as an other operating cash flow ($4,431 during 2005) as required under prior guidance.

Prior to January 1, 2006, Genlyte accounted for its two stock option plans using the intrinsic value method of APB 25, as permitted by SFAS No. 123. Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation expense was recognized in the consolidated statements of income. Had stock-based compensation expense for the Company’s stock option plans been determined based on a calculated fair value using the Black-Scholes-Merton model at the grant date, Genlyte’s net income and earnings per share for the years ended December 31 would have been as follows:

	2005	2004
Net income, as reported	$84,844	$58,253
Stock-based compensation cost using fair value
method, net of related tax effects	4,204	4,343
Net income, pro forma	$80,640	$53,910

Earnings per share:
Basic, as reported	$3.06	$2.14
Basic, pro forma	$2.91	$1.97
Diluted, as reported	$2.99	$2.10
Diluted, pro forma	$2.84	$1.94

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(18) Preferred Stock Purchase Rights
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

Rights become exercisable when a person, entity, or group of persons or entities (“Acquiring Person”) acquires, or 10 business days following a tender offer to acquire, ownership of 20% or more of Genlyte’s outstanding common stock. In the event that any person becomes an Acquiring Person, each right holder will have the right to receive the number of shares of common stock having a then current market value equal to two times the aggregate exercise price of such rights. If Genlyte were to enter into certain business combination or disposition transactions with an Acquiring Person, each right holder will have the right to receive shares of common stock of the acquiring company having a value equal to two times the aggregate exercise price of the rights. Genlyte may redeem these rights in whole at a price of $.01 per right. The rights expire on September 12, 2009. As of December 31, 2006, these rights were not exercisable.

(19) Accumulated Other Comprehensive Income
Accumulated other comprehensive income at December 31 consisted of the following:

	2006	2005	2004
Minimum pension liability, after tax	$(2,064)	$(3,242)	$(4,102)
Incremental effect of adopting SFAS No. 158, after tax	(3,587)	-	-
Foreign currency translation adjustments	18,753	25,502	19,850
Fair market value of interest rate swaps, after tax	164	1,348	281
Total accumulated other comprehensive income	$13,266	$23,608	$16,029

(20) Segment Reporting
For management reporting and control, the Company’s businesses are divided into three operating segments: Commercial, Residential, and Industrial and Other. Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” At December 31, 2006 the operating segments were comprised as follows:

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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

Intersegment sales are eliminated in consolidation and therefore not presented in the table below. Corporate assets and expenses are allocated to the segments. Information about the Company’s operating segments as of and for the years ended December 31 follows:

2006	Commercial	Residential	Industrial and Other	Total
Net sales	$1,109,588	$183,463	$191,782	$1,484,833
Operating profit	151,662	32,881	23,791	208,334
Assets	891,792	128,919	165,474	1,186,185
Depreciation and amortization	23,576	3,367	4,743	31,686
Capital expenditures	20,452	3,146	3,421	27,019

2005
Net sales	$915,105	$178,759	$158,330	$1,252,194
Operating profit	105,256	26,851	17,235	149,342
Assets	736,533	114,370	139,003	989,906
Depreciation and amortization	21,743	2,694	4,729	29,166
Capital expenditures	29,637	3,498	6,288	39,423

2004
Net sales	$870,500	$165,228	$143,341	$1,179,069
Operating profit	86,081	19,345	11,392	116,818
Depreciation and amortization	20,958	2,910	4,201	28,069
Capital expenditures	20,636	2,126	3,858	26,620

The figures previously reported for 2005 and 2004 have been adjusted to reflect the correction of a classification.

(21) Geographical Information
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

2006	United States	Canada	Other Foreign	Total
Net sales	$1,213,556	$246,558	$24,719	$1,484,833
Operating profit	166,007	38,927	3,400	208,334
Long-lived assets	556,690	72,074	44,375	673,139

2005
Net sales	$1,028,640	$223,554	$-	$1,252,194
Operating profit	115,670	33,672	-	149,342
Long-lived assets	465,327	72,784	3,363	541,474

2004
Net sales	$983,469	$195,600	$-	$1,179,069
Operating profit	94,819	21,999	-	116,818

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)

(22) Selected Quarterly Financial Data (Unaudited)

	Quarter
2006	1st	2nd	3rd	4th	Full Year
Net sales	$329,174	$366,094	$410,381	$379,184	$1,484,833
Gross profit	125,990	144,225	165,962	152,629	588,806
Operating profit	43,577	51,253	61,715	51,789	208,334
Net income (2)	48,627	35,877	37,980	31,997	154,481
Earnings per share:
Basic (1,2)	1.74	1.27	1.35	1.13	5.49
Diluted (1,2)	1.70	1.24	1.32	1.11	5.37
Market price:
High	68.14	75.28	75.14	85.65	85.65
Low	53.71	63.36	63.52	71.41	53.71

	Quarter
2005	1st	2nd	3rd	4th	Full Year
Net sales	$301,361	$316,238	$325,622	$308,973	$1,252,194
Gross profit	109,266	117,912	120,642	118,401	466,221
Operating profit	31,835	37,859	40,930	38,718	149,342
Net income	18,006	21,538	21,873	23,427	84,844
Earnings per share:
Basic (1,3)	0.65	0.78	0.79	0.84	3.06
Diluted (1,3)	0.64	0.76	0.77	0.82	2.99
Market price:
High (3)	47.14	48.74	52.46	56.16	56.16
Low (3)	39.38	39.49	44.44	47.36	39.38

(1)	Quarterly earnings per share amounts might not sum to full year amounts because of rounding.
(2)
Net income and earnings per share in the first quarter of 2006 benefited from the $24,715 one-time tax provision benefit related to the change in corporate structuring of GTG from partnership status to corporate status for income tax reporting purposes, while net income and earnings per share in the second quarter benefited from the $4,447 (after-tax) one-time foreign currency exchange gain related to the return of capital from Canada.

(3)	Earnings per share and stock prices were adjusted for the two-for-one stock split which was payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005 (See note (4)).

(23) Subsequent Event

On February 1, 2007, the Company acquired Hanover Lantern, Inc. (“Hanover”), which is located in Hanover, Pennsylvania. Hanover was a privately held lighting fixture company that services the outdoor commercial, decorative, municipal, and residential markets. For the year ended December 31, 2006, Hanover achieved net sales of $24,400 and reported operating income of $3,200. The purchase price for the transaction is expected to be a cash amount of approximately $26,000 plus liabilities for employee benefits, trade payables, and $1,750 of outstanding debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on the results of this assessment, management concludes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s management has excluded JJI Lighting Group (“JJI”), Strand Lighting (“Strand”), and Carsonite International Corporation (“Carsonite”) from its assessment of internal control over financial reporting as of December 31, 2006 because these companies were acquired by the Company in purchase business combinations during 2006. JJI, Strand, and Carsonite are wholly-owned subsidiaries whose total assets and net sales represent 16% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required with respect to the Directors of Genlyte is included in the “Election of Directors” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

The information required with respect to the Audit Committee and the Compensation Committee is included in the “Board and Committee Meetings; Committee Matters Generally” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

The information required with respect to beneficial ownership reporting is included in the “Compliance With Section 16(a) of The Securities Exchange Act of 1934” and “Common Stock Ownership of Certain Beneficial Owners and Management” sections of the Proxy Statement for the 2007 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

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

Executive Officers
The Company’s executive officers do not hold specified terms of office, so their service does not “expire.” Present executive officers are:

Larry K. Powers
Mr. Powers, age 64, has served as President and Chief Executive Officer of the Company since January 1994 and has been an employee of the Company since 1983. Mr. Powers has also served as Chairman of the Board since April 2000 and a Director of Genlyte since July 1993.

Zia Eftekhar
Mr. Eftekhar, age 61, has served as Vice President - Executive Officer of the Company since April 2001 and President of Lightolier, the largest division of the Company, since June 1992. He has been an employee of Lightolier since 1968. Mr. Eftekhar has also served as a Director of Genlyte since February 2001.

William G. Ferko
Mr. Ferko, age 52, has served as Vice President, Chief Financial Officer, and Treasurer of the Company since November 1998. He served as Vice President and Chief Financial Officer of Goss Graphics Systems, Inc. from 1996 to 1998, and held various financial positions with Tenneco Inc. from 1976 to 1996.

Ronald D. Schneider
Mr. Schneider, age 56, has served as Vice President - Executive Officer of the Company since April 2000 and Vice President Operations of the Company since August 1998. He served as Vice President and General Manager Commercial & Industrial Division of Thomas Lighting from January 1997 to August 1998. Mr. Schneider had been an employee of Thomas since 1984.

Raymond L. Zaccagnini
Mr. Zaccagnini, age 57, has served as Corporate Secretary of the Company since February 1999 and Executive Officer - Vice President Administration of the Company since August 1998 (when GTG was formed from Genlyte and Thomas Lighting). He served as Vice President of Operations of Thomas Lighting from January 1997 to August 1998. Mr. Zaccagnini had been an employee of Thomas since 1977.

Daniel R. Fuller
Mr. Fuller, age 53, has served as Assistant Corporate Secretary of the Company since February 1999, Vice President and General Counsel of the Company since February 2000, and General Counsel of the Company from September 1998 to February 2000. He had been in private law practice from 1978 to September 1998.

ITEM 11. EXECUTIVE COMPENSATION
The information required with respect to executive compensation is included in the “Compensation Discussion and Analysis” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required with respect to security ownership is included in the “Voting Securities and Principal Holders Thereof” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required with respect to relationships and related transactions is included in the “Compensation Committee Interlocks and Insider Participation” and “Voting Securities and Principal Holders Thereof” sections of the Proxy Statement for the 2007 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required with respect to accounting fees and services is included in the “Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders of Genlyte, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents appear in Item 8 “Financial Statements and Supplementary Data” and are filed as a part of this report on Form 10-K:

(a)	1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes.

3. EXHIBITS

For a list of exhibits filed as part of this report on Form 10-K, see the Exhibit Index on pages 68-70. Exhibits 10.1, 10.3, 10.4, and 10.7 are management contracts or compensatory plans or arrangements required to be filed.

(b)	EXHIBITS

The exhibits filed with this report on Form 10-K, as required by Item 601 of Regulation S-K, are incorporated by reference in or follow the Exhibit Index on pages 68-70.

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

THE GENLYTE GROUP INCORPORATED
Registrant

Date: February 28, 2007	By: /s/ Larry K. Powers
Larry K. Powers
Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Genlyte and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry K. Powers	Chairman	February 28, 2007
Larry K. Powers	President & Chief Executive Officer
(Principal Executive Officer)	Director

/s/ William G. Ferko	Vice President	February 28, 2007
William G. Ferko	Chief Financial Officer
(Principal Financial Officer and	Treasurer
Principal Accounting Officer)

*	Director	*
Zia Eftekhar

*	Director	*
Robert D. Nixon, Ph.D.

*	Director	*
John T. Baldwin

*	Director	*
William A. Trotman

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors and filed with this report.

/s/ Raymond L. Zaccagnini	Vice President	February 28, 2007
Raymond L. Zaccagnini	Administration

EXHIBIT INDEX

No.	Description	Incorporated by Reference to:
2.1	Merger and Assumption Agreement, dated as of December 28, 1990, by and between Genlyte and Lightolier	Exhibit 10(d) to Genlyte’s report on Form 10-K filed with the Securities and Exchange Commission in March 1991
2.2	Master Transaction Agreement dated April 28, 1998 by and between Thomas and Genlyte	Exhibit 2.1 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
2.3	Limited Liability Company Agreement of GT Lighting, LLC (now named Genlyte Thomas Group LLC) dated April 28, 1998 by and among Thomas, Genlyte and GTG	Exhibit 2.2 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
2.4	Capitalization Agreement dated April 28, 1998 by and among GTG and Thomas and certain of its affiliates	Exhibit 2.3 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
2.5	Capitalization Agreement dated April 28, 1998 by and between GTG and Genlyte	Exhibit 2.4 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on July 24, 1998
2.6	Financial Statements of Business Acquired and Pro Forma Financial Information related to the formation of GTG	Exhibits 99.1 through 99.16 to Genlyte’s report on Form 8-K/A filed with the Securities and Exchange Commission on November 5, 1998
3.1	Amended and Restated Certificate of Incorporation of Genlyte, dated August 2, 1988	Exhibit 3(b) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
3.2	Amended and Restated Certificate of Incorporation of Genlyte, dated May 9, 1990	Exhibit 3(a) to Genlyte’s report on Form 10-K filed with the Securities and Exchange Commission in March 1993
3.3	Amended and Restated Bylaws of Genlyte, as adopted on May 16, 1988	Exhibit 3(c) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
3.4	Certificate of Amendment of the Restated Certificate of Incorporation of Genlyte, dated April 28, 2005	Exhibit 3(i).1 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005
3.5	Certificate of Merger, merging Ignite Merger Sub Inc. with and into JJI Lighting Group, Inc., dated May 12, 2006	Exhibit 3.1 to Genlyte’s report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2006
4.1	Form of Stock Certificate for Genlyte Common Stock	Exhibit 4(a) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988

No.	Description	Incorporated by Reference to:
4.3	Rights Agreement, dated as of September 13, 1999, between Genlyte and The Bank of New York, as Rights Agent	Exhibit 4.1 to Genlyte’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 15, 1999
10.1*	Management Incentive Compensation Plan	Exhibit 10(i) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
10.2	Tax Sharing Agreement between Genlyte and Bairnco Corporation, dated July 15, 1988	Exhibit 10(k) to Genlyte’s Registration Statement on Form 8 as filed with the Securities and Exchange Commission on August 3, 1988
10.3*	Genlyte 1998 Stock Option Plan	Annex A to Genlyte’s Proxy Statement (Form DEF 14A) for the 1998 Annual Meeting of Stockholders of Genlyte as filed with the Securities and Exchange Commission on March 23, 1998
10.4*	Genlyte 2003 Stock Option Plan	Annex A to Genlyte’s Proxy Statement (Form DEF 14A) for the 2003 Annual Meeting of Stockholders of Genlyte as filed with the Securities and Exchange Commission on March 24, 2003
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
Exhibit 10(a) to Genlyte’s report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2002
10.9	Credit Agreement dated as of July 29, 2003 among Genlyte Thomas Group LLC and Genlyte Thomas Group Nova Scotia ULC and the lending institutions named therein	Exhibit 10 to Genlyte’s report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2003
10.10	Purchase Agreement by and among The Genlyte Group Incorporated, Genlyte Thomas Group LLC, and Thomas Industries Inc., dated May 20, 2004	Exhibit 2 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2004

No.	Description	Incorporated by Reference to:
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
10.13
Second Amended and Restated Credit Agreement dated as of December 9, 2005 among The Genlyte Group Incorporated, Genlyte Thomas Group LLC, Genlyte Holdings Inc., Genlyte Lighting Corporation, Genlyte CLP Nova Scotia ULC and Genlyte CGP Nova Scotia ULC, Canlyte Inc., Lumec Inc. and Lumec Holding Corp. as the Borrowers and the lending institutions named therein as the Lenders
Exhibit 10.1 to Genlyte’s report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2005
10.14	Agreement and Plan of Merger by and between The Genlyte Group Incorporated, Ignite Merger Sub Inc., International Mezzanine Capital B.V., and JJI Lighting Group, Inc., dated May 12, 2006	Exhibit 10.1 to Genlyte’s report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2006

Other Exhibits included herein:

21	Subsidiaries of The Genlyte Group Incorporated
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	CEO Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* management contract or compensatory plan or arrangement