Form 10-Q
period 2007-03-31
GENLYTE GROUP INC
filed 2007-05-08
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the issuer’s common stock as of April 28, 2007 was 28,444,391.

THE GENLYTE GROUP INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006
(Amounts in thousands, except earnings per share data)
(Unaudited)

	2007	2006
Net sales	$394,390	$329,174
Cost of sales	236,885	203,184
Gross profit	157,505	125,990
Selling and administrative expenses	98,730	81,788
Amortization of intangible assets	633	625
Operating profit	58,142	43,577
Interest expense, net	1,696	1,119
Income before income taxes	56,446	42,458
Income tax provision (benefit)	21,481	(6,169)
Net income	$34,965	$48,627

Earnings per share:
Basic	$1.23	$1.74
Diluted	$1.20	$1.70

Weighted average number of shares outstanding:
Basic	28,400	28,003
Diluted	29,020	28,669

The accompanying notes are an integral part to these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(Amounts in thousands except per share data)
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Current Assets:
Cash	$48,292	$76,690
Accounts receivable, less allowances for doubtful accounts of
$7,362 and $7,019 as of March 31, 2007 and December 31, 2006	228,512	202,116
Inventories:
Raw materials	89,237	87,807
Work in process	23,418	22,913
Finished goods	87,036	84,053
Total inventories	199,691	194,773
Deferred income taxes and other current assets	40,859	39,467
Total current assets	517,354	513,046
Property, plant and equipment, at cost	494,473	478,610
Less: accumulated depreciation and amortization	306,054	299,094
Net property, plant and equipment	188,419	179,516
Goodwill	351,357	345,203
Other intangible assets, net of accumulated amortization	153,254	144,927
Other assets	3,315	3,493
Total Assets	$1,213,699	$1,186,185

Liabilities & Stockholders' Equity:
Current Liabilities:
Short-term debt	$95,570	$86,366
Current maturities of long-term debt	746	257
Accounts payable	133,768	136,146
Accrued expenses	101,342	118,528
Total current liabilities	331,426	341,297
Long-term debt	62,497	61,313
Deferred income taxes	37,196	38,935
Other long-term liabilities	39,322	38,872
Total liabilities	470,441	480,417
Commitments and contingencies (See note 9)
Stockholders' Equity:
Common stock ($.01 par value, 100,000,000 shares authorized;
30,237,922 and 30,195,582 shares issued as of March 31, 2007 and December 31, 2006;
28,422,006 and 28,379,666 shares outstanding as of March 31, 2007 and December 31, 2006)	284	284
Additional paid-in capital	82,360	80,220
Retained earnings	646,318	611,998
Accumulated other comprehensive income	14,296	13,266
Total stockholders' equity	743,258	705,768
Total Liabilities & Stockholders' Equity	$1,213,699	$1,186,185

The accompanying notes are an integral part to these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006
(Amounts in thousands)
(Unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net income	$34,965	$48,627
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,152	7,522
Net loss (gain) from disposals of property, plant and equipment	175	(9)
Benefit for deferred income taxes	(3,946)	(25,341)
Minority interest	-	(1,037)
Stock-based compensation expense	373	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(24,674)	(16,899)
Inventories	(3,035)	(860)
Deferred income taxes and other current assets	1,831	220
Intangible and other assets	211	(249)
Increase (decrease) in:
Accounts payable	(3,429)	(7,427)
Accrued expenses	(18,794)	(20,007)
Deferred income taxes, long-term	1,664	18
Other long-term liabilities	295	490
All other, net	-	(514)
Net cash used in operating activities	(6,212)	(15,466)
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash received	(24,156)	-
Purchases of property, plant and equipment	(9,270)	(5,005)
Proceeds from sales of property, plant and equipment	71	34
Proceeds from sales of short-term investments	-	14,482
Net cash (used in) provided by investing activities	(33,355)	9,511
Cash Flows From Financing Activities:
Proceeds from short-term debt	13,400	-
Repayments of short-term debt	(4,196)	-
Proceeds from long-term debt	49,850	-
Repayments of long-term debt	(49,927)	(20,040)
Net increase (decrease) in disbursements outstanding	333	2,358
Exercise of stock options	1,014	2,777
Excess tax benefits from exercise of stock options	753	2,286
Net cash provided by (used in) financing activities	11,227	(12,619)
Effect of exchange rate changes on cash	(58)	(162)
Net decrease in cash	(28,398)	(18,736)
Cash at beginning of period	76,690	78,042
Cash at end of period	$48,292	$59,306

The accompanying notes are an integral part to these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
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

The financial information presented is unaudited; however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The year-end 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The financial information is presented in U.S. dollars and has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Actual results could differ from these estimates.

New Accounting Standards Yet To Be Adopted: In February 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to achieve similar results. SFAS No. 159 will become effective for the Company as of January 1, 2008. The Company is currently assessing the effect of implementing this guidance, but does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s financial condition or results of operation.

(2) Acquisitions
Hanover Lantern in 2007: On February 1, 2007, the Company acquired Hanover Lantern Incorporated (“Hanover”), which is located in Hanover, Pennsylvania. Hanover was a privately held lighting fixture company servicing the outdoor commercial, decorative, municipal, and residential markets. The company’s group of recognized products complements Genlyte’s current outdoor product lines. The preliminary purchase price of $26,174 (including acquisition costs of $113) was financed with cash on hand.

The Hanover acquisition was accounted for using the purchase method of accounting. The preliminary determination of the fair market value of net assets acquired resulted in an indicated excess of the purchase price over the fair value of the net assets acquired (goodwill) of $5,385. The Company is gathering additional information about the fair value of intangible assets and property, plant, and equipment. Accordingly, the amounts recorded could change as the purchase price allocation is finalized. The operating results of Hanover have been included in the Company’s consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF MARCH 31, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

by SFAS No. 141, “Business Combinations,” have not been presented because Hanover is not considered a material acquisition.

JJI Lighting Group in 2006: On May 22, 2006, the Company acquired the JJI Lighting Group Incorporated (“JJI”), which has manufacturing operations in Franklin Park, IL; Mamaroneck, NY; Shelby, NC; Santa Ana, CA; Waterbury, CT; Erie, PA; and Ludenscheid, Germany. Prior to the acquisition, JJI was one of the largest privately held lighting fixture companies in the United States and has a group of recognized niche lighting brands that complements the Company’s current product offerings. The preliminary purchase price of $123,488 (including acquisition costs of $2,417) was financed with $45,962 of the Company’s available cash and short-term investment balances plus $77,526 borrowed from the Company’s existing revolving credit facilities and asset backed securitization agreement.

In accordance with the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets and the liabilities of JJI based on their estimated fair values as of May 22, 2006. The excess of the purchase price over the fair value of acquired assets and liabilities is allocated to goodwill.

The preliminary allocation of the purchase price follows:

Cash	$741
Accounts receivable	15,649
Inventories	25,805
Other current assets	2,357
Property, plant and equipment	11,314
Goodwill	83,947
Other intangible assets	28,500
Profit in backlog	1,807
Other long-term assets	12,561
Short-term debt	(2,956)
Accounts payable	(11,979)
Accrued expenses *	(26,125)
Deferred income taxes	(12,853)
Pension liabilities	(5,280)
Preliminary purchase price	$123,488

* Accrued expenses include $7,590 of additional pension liability to terminate the defined benefit plans related to domestic employees and $1,132 recorded under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”) to withdraw from multiemployer plans.

The purchase price allocation above changed from the allocation reported as of year-end 2006 as additional information regarding the fair values of the assets and liabilities acquired became available. Specifically, goodwill increased by $502 primarily due to additional transaction costs related to the working capital audit and other adjustments. The purchase price and the allocation are subject to further change since stipulations in the purchase agreement, such as the working capital adjustments, are not yet finalized.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF MARCH 31, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company’s statement of income reflects the sales and earnings of JJI, as well as decreased interest income, increased interest expense, and depreciation and amortization expenses resulting from the acquisition since the date of the acquisition. On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of each period presented, the Company’s results for the three months ended April 1, 2006 would have been as follows:

2006
Net sales	$362,140
Net income *	47,549
Earnings per share *	1.66

* Net income and earnings per share include a one-time tax benefit of $24,715 ($0.86 per share) related to corporate tax restructuring.

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

Strand Lighting in 2006: On July 11, 2006, the Company acquired the U.S. and Hong Kong based operations of Strand Lighting (“Strand”) and certain assets of Strand Lighting Ltd. of the U.K. as part of a restructuring undertaken by Strand Lighting Ltd. Strand was founded in 1916 as a manufacturer of entertainment lighting and lighting systems. The acquisition complements the Company’s Vari-Lite, Entertainment Technology, and Lightolier Controls product offerings and broadens the Company’s presence in the theatrical and entertainment lighting markets. The preliminary purchase price of $9,832 (including acquisition costs of $599) was financed with cash on hand.

The Strand acquisition was accounted for using the purchase method of accounting. The preliminary determination of the fair market value of net assets acquired resulted in an indicated excess of the purchase price over the fair value of the net assets acquired (goodwill) of $4,305. The Company is gathering additional information about the fair value of intangible assets and property, plant, and equipment. Accordingly, the amounts recorded could change as the purchase price allocation is finalized. The operating results of Strand have been included in the Company’s consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because Strand is not considered a material acquisition.

Carsonite International Corporation in 2006: On September 26, 2006, the Company acquired the assets of Carsonite International Corporation (“Carsonite”), a subsidiary of Omega Polymer Technologies, Inc. (“Omega”) as part of a restructuring undertaken by Omega. The acquisition complements the Company’s current Shakespeare Composite Structures product offerings in the utility, roadway, and park and recreation markets. Carsonite has one owned factory located in Varnville, SC and one leased factory located in Early Branch, SC. The preliminary purchase price of $4,522 (including accrued acquisition costs of $73) was financed with cash on hand. No accounts payable or other liabilities were assumed as part of this transaction.

The Carsonite acquisition was accounted for using the purchase method of accounting. The preliminary determination of the fair market value of net assets acquired resulted in an indicated excess of the purchase price over the fair value of the net assets acquired (goodwill) of $161. The Carsonite goodwill is expected to be deductible for tax purposes since this acquisition was a taxable asset purchase. The Company is gathering additional information about the fair value of intangible assets and property, plant, and equipment. Accordingly, the amounts recorded could change as the purchase price allocation is finalized. The operating results of Carsonite have been included in the Company’s

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF MARCH 31, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because Carsonite is not considered a material acquisition.

(3) Income Taxes
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”). Under FIN No. 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $646 increase in the liability for unrecognized tax benefits. This increase in liability resulted in a decrease to the January 1, 2007 retained earnings balance in the amount of $646 with no effect on deferred tax. The amount of unrecognized tax benefits at January 1, 2007 is $8,463, of which $6,831 would impact the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the tax provision. As of January 1, 2007, the Company had recorded liabilities of approximately $2,111 and $535 for the payment of interest and penalties, respectively.

All federal income tax returns of Genlyte and its U.S. subsidiaries, who join in the filing of a U.S. consolidated federal income tax, are closed through 2002. Genlyte and its U.S. subsidiaries are currently under examination for the tax year 2004. State income tax returns are generally subject to examination for a period of 3-5 years after filing the respective return. The state impact of the federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Genlyte and its subsidiaries have two state income tax returns in the process of examination.

The effective tax rate was 38.1% for the first quarter of 2007 compared to (14.5)% for the first quarter of 2006. The effective tax rate for the first quarter of 2006 was negative, primarily due to the requirement to recognize a $24,715 one-time tax provision benefit related to the change in corporate structuring of GTG from partnership status to corporate status for income tax reporting purposes. As a result, deferred taxes accumulated on the outside basis of GTG in excess of the deferred taxes on GTG’s inside basis, were recognized through the provision into net income. Excluding the tax benefit, the effective tax rate for the first quarter of 2006 would have been 43.7%. The effective tax rate for the first quarter of 2007 was lower than this adjusted 2006 rate primarily due to the $1,966 of additional tax expense, net of foreign tax credits, which was recorded in the first quarter of 2006 for the anticipated cash repatriation of approximately $35,000 that was subsequently repatriated in the second quarter of 2006. According to Accounting Principles Board (“APB”) No. 23, deferred taxes are to be immediately recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF MARCH 31, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) Comprehensive Income
Comprehensive income for the three months ended March 31, 2007 and April 1, 2006 follows:

	2007	2006
Net income	$34,965	$48,627
Gain (loss) on foreign currency translation	1,348	(631)
Loss on change in fair value of interest rate swaps	(318)	(41)
Total comprehensive income	$35,995	$47,955

(5) Earnings Per Share
The calculation of the average common shares outstanding assuming dilution for the three months ended March 31, 2007 and April 1, 2006 follows:
	2007	2006
	(Amounts in thousands)
Weighted average common shares outstanding	28,400	28,003
Incremental common shares issuable: Stock option plans	620	666
Weighted average common shares outstanding assuming dilution	29,020	28,669

(6) Retirement and Other Postretirement Benefit Plans
The components of net periodic benefit costs for U.S. and foreign pension plans and other post-retirement plans for the three months ended March 31, 2007 and April 1, 2006 follow:

	U.S. Pension Plans		Foreign Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Costs
Service cost	$608	$628	$195	$155	$10	$9
Interest cost	1,682	1,604	244	166	71	72
Expected return on plan assets	(2,063)	(1,914)	(241)	(210)	-	-
Amortization of transitional items	-	-	(1)	(1)	-	-
Amortization of prior service cost	42	42	8	8	(7)	(7)
Recognized actuarial loss	95	236	36	12	17	19
Net pension expense for defined benefit plans	363	596	241	130	91	93
Defined contribution plans	1,800	1,585	333	328	-	-
Multi-employer plans for certain union employees	37	45	19	-	-	-
Total benefit costs	$2,200	$2,226	$593	$458	$91	$93

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF MARCH 31, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) Product Warranties
The Company offers a limited warranty that its products are free of defects in workmanship and materials. The specific terms and conditions vary somewhat by product line, but generally cover defects returned within one, two, three, or five years from date of shipment. The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation. The Company calculates its liability for warranty claims by applying a lag factor to the Company’s historical warranty expense to estimate its normal ordinary exposure on claims, as well as estimating the total amount to be incurred for known extraordinary warranty issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the three months ended March 31, 2007 and April 1, 2006 were as follows:

	2007	2006
Balance, beginning of period	$7,294	$4,587
Addition from companies acquired	163	-
Additions charged to expense	1,514	1,965
Deductions for repairs and replacements	(2,346)	(2,001)
Balance, end of period	$6,625	$4,551

(8) Stock Options
Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R eliminates the alternative to use the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Company adopted SFAS No. 123R using the modified prospective method and has applied it to the accounting for Genlyte’s stock options. Under the modified prospective method, stock-based expense is recognized for all awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Since all Genlyte stock options granted prior to December 31, 2005 were for prior service, stock-based expense has not been, and will not be recognized for awards granted prior to December 31, 2005, except for awards that may be subsequently modified or repurchased. More detailed information of the Company’s stock option plans can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company recognized $373 thousand in stock-based compensation expense during the first quarter of 2007. This expense was related to stock options granted in 2006. No stock-based compensation expense was recorded in the first quarter of 2006 because no stock options were granted in the first quarter of 2006. Likewise, no stock options were granted in the first quarter of 2007.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF MARCH 31, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

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

The Company accrues contingent liabilities for legal claims against it when the costs or exposures associated with the claims become probable and can be reasonably estimated, in accordance with SFAS No. 5. Because the ultimate outcome of legal claims and litigation is uncertain, the actual costs of resolving legal claims and litigation may be substantially higher than the amounts accrued for such claims. In the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on results of operations of the Company in future periods.

Environmental Remediation: The Company’s operations are subject to Federal, state, local, and foreign laws and regulations that have been enacted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company establishes accruals for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The Company had established accruals of $4,040 and $3,920 at March 31, 2007 and December 31, 2006, respectively, that relate to estimated environmental remediation plans at several Company facilities. The Company believes these accruals are sufficient to cover estimated environmental costs at those dates; however, management continually evaluates the adequacy of those accruals, and they could change. Management does not anticipate that compliance with current environmental laws and regulations will materially affect the Company’s capital expenditures, results of operations, or competitive position during the remainder of 2007.

Guarantees and Indemnities: The Company is a party to contracts entered into in the normal course of business in which it is common for the Company to agree to indemnify third parties for certain liabilities that may arise out of or relate to the subject matter of the contract. Generally, the Company does not indemnify any third party from the third party’s independent liability, but rather from liabilities that could arise due to the Company’s own actions, inactions, or from products manufactured or sold by the Company. The Company views such liabilities as potential or contingent liabilities of the Company that could otherwise arise in the ordinary course of business. While generally the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under such indemnities, whenever any contingent liability becomes probable and can be reasonably estimated, the Company records the incurred costs and establishes an accrual for future expected related costs or exposures.

In connection with the purchase of assets and acquisitions of businesses, the Company has from time to time agreed to indemnify the seller from liabilities relating to events occurring prior to the purchase or for conditions existing at the time of the purchase or arising thereafter. These indemnities generally include potential environmental liabilities relating to the acquired business’s operations or activities, or operations directly associated with the acquired assets or businesses, or for the sale of products, or for certain actions or inactions, by the Company or by the acquired businesses, occurring before and after the purchase of the acquired assets or businesses. Indemnities associated with the acquisition of businesses are generally potential or contingent liabilities of the Company that can arise in the ordinary course of business. While generally the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under such indemnities, whenever any contingent liability becomes probable and can be reasonably estimated, or if it is probable at the time the assets or businesses are acquired, the Company records the incurred costs and establishes an accrual for future related costs or exposures.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF MARCH 31, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company has recorded contingent liabilities to the extent any indemnified liabilities have been determined to be probable; as to unrecorded liabilities relating to any other indemnification liabilities, the Company does not believe that any amounts that it may be required to pay under any such indemnities will be material to the Company’s results of operations, financial condition, or liquidity.

(10) Segment Reporting
For management reporting and control, the Company’s businesses are divided into three operating segments: Commercial, Residential, and Industrial and Other. Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” At March 31, 2007 the operating segments were comprised as follows:

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

The Industrial and Other segment includes those products that are marketed and sold to industrial construction lighting and other customers including: factories, warehouses, etc. These customers are similar in that they follow similar market drivers and utilize similar lighting products and distribution processes. These customers are differentiated from the Commercial and Residential segments, due to the type of products and the basic nature of the distribution process.

Intersegment sales are eliminated in consolidation and therefore not presented in the table below. Corporate assets and expenses are allocated to the segments. Information about the Company’s operating segments for the three months ended March 31, 2007 and April 1, 2006 follows:

	Commercial	Residential	Industrial and Other	Total
2007
Net sales	$295,712	$43,603	$55,075	$394,390
Operating profit	43,929	6,633	7,580	58,142

2006
Net sales	$242,267	$44,820	$42,087	$329,174
Operating profit	30,897	7,723	4,957	43,577

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF MARCH 31, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company has operations throughout North America. Foreign net sales and operating profit are primarily from Canadian operations, with a minor amount in Germany and Hong Kong. The amounts below are attributed to each country based on the selling division’s location. Information about the Company’s operations by geographical area for the three months ended March 31, 2007 and April 1, 2006 follows:

	United States	Canada	Other Foreign	Total
2007
Net sales	$323,974	$60,502	$9,914	$394,390
Operating profit	47,924	9,990	228	58,142

2006
Net sales	$273,536	$55,638	$-	$329,174
Operating profit	36,204	7,373	-	43,577

No material changes have occurred in total assets or long-lived assets since December 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies, and outlook for the future. We believe it is useful to read our MD&A in conjunction with Item 1. “Financial Statements” of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

OVERVIEW

We consider ourselves the second largest manufacturer of lighting fixtures in the world, and the largest company in the world devoted exclusively to selling lighting fixtures, controls, and related products. We estimate that our share of the $8.9 billion United States and Canadian lighting markets grew during the last year. We participate primarily in the commercial market, but also have a considerable position in the residential and industrial markets.

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

We consider ourselves the industry leader in product innovation, with a focus on energy efficiency. Our goal is to generate 30% of annual sales from new products released within the past three years, and find that our most profitable divisions achieve or come very close to the 30% goal. During 2006, we released over 20,000 new products, over 380 new product families, and released 80 new customer catalogs and brochures. In addition, we are committed to growth through market share penetration and strategic acquisitions. We seek to grow our business at least 10% each year - 5% through internal growth (current and new products and markets) and 5% through strategic acquisitions. Since the formation of GTG in 1998, we have acquired twelve companies, in addition to the 32% minority interest in GTG.

We operate primarily in the commercial lighting markets, with 75% of our first quarter 2007 net sales coming from the Commercial segment. Our commercial indoor and outdoor lighting business activity accelerated during 2006 and continued through the first quarter of 2007, exceeding our expectations; while our Industrial and Other segment continued its relatively strong business pattern. The Residential segment, which has been relatively strong during the past few years and during the first half of 2006, significantly weakened during the fourth quarter of 2006 and the first quarter of 2007 primarily due to a decrease in new home construction. Our total net sales in the first quarter of 2007 grew by 19.8% compared to 2006 and our Commercial and Industrial and Other segments also enjoyed solid sales growth of 22.1% and 30.9%, respectively. However, our Residential segment declined 2.7% compared to the first quarter of 2006.

Even though the cost of steel leveled off in 2006, it began another upward trend in the first quarter of 2007. In addition, we continue to see year-over-year cost increases related to aluminum, copper, ballasts, corrugated packaging and energy. These increases began to impact our product costs in the second half of 2004, continued to have a significant impact through the first quarter of 2007, and are expected to continue to impact results during the remainder of 2007. We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by optimizing product mix with higher value-added products and constantly evaluating our pricing strategies.

In response to realized and potential cost increases, we announced incremental price increases effective with June 2006 orders. Many of our divisions implemented additional price increases ranging from 3% to 12% effective at various times during the first quarter of 2007. We are encouraged by the success of our new product and pricing strategies, which help protect our margins. Specifically, our ongoing industry leadership in product development and excellence in the order and quotation process further boosts the success of our price increases. As a result, our first quarter 2007 gross profit margin increased to 39.9% compared to 38.3% last year and the operating profit margin increased during the first quarter of 2007 to 14.7% from 13.2% last year. We continued to experience a year-over-year benefit from the price increases and estimate that approximately 4% of the sales increase during the first quarter of 2007 was due to price. We did not necessarily expect to attain the full amount of the announced price increases due to competitive pressures, but we believe that holding a significant portion of the price increases contributed to our successful first quarter. In order to maintain these net sales and margin improvements going forward, we will continue to periodically evaluate our pricing strategies.

Cost containment actions, such as the recent consolidation of our San Leandro, California and San Marcos, Texas manufacturing facilities into an entirely new manufacturing facility in San Marcos, will enable continuous cost and quality improvements. The new facility is now fully operational with significant sales and earnings improvements compared to last year when we recorded relocation expenses and experienced start-up inefficiencies. We also completed automation and expansion projects in the last few years at our facilities in Massachusetts, Mississippi, South Carolina, and Ontario. We elected to reinforce our efficient North American production capabilities, which include 35 vertically integrated factories accounting for over 80% of our total production, because of our dedication to superior customer service for our make-to-order specification business.

Genlyte’s acquisitions of Hanover Lantern (“Hanover”), which was effective on February 1, 2007; JJI Lighting Group (“JJI”), which was effective on May 22, 2006; Strand Lighting (“Strand”), which was effective on July 11, 2006; and Carsonite International (“Carsonite”), which was effective on September 26, 2006; had a significant impact on Genlyte’s financial condition, results of operations, and liquidity during the first quarter of 2007. The financing of acquisitions decreased cash and short-term investments approximately $86.5 million, increased debt approximately $77.5 million, and resulted in increased values for most of the balance sheet captions. The combination of the acquisitions significantly impacted net income during the first quarter of 2007 and we expect 2007 results will have a more significant impact on net income as Hanover, JJI, Strand, and Carsonite report full year 2007.

The results for the first quarter of 2006 were significantly impacted by some notable items that affected the comparability with the first quarter of 2007. Specifically, we recognized a $24.7 million tax provision benefit related to an election by GTG changing from partnership to corporate status for income tax reporting purposes. As a result, deferred taxes accumulated on the outside basis of GTG in excess of the deferred taxes on GTG’s inside basis, were recognized as a benefit to net income. This tax benefit was partially offset by $2.0 million of additional tax expense for a dividend of foreign subsidiary earnings. In addition, we incurred $1.8 million of operating expenses and start-up inefficiencies in the first quarter of 2006 related to the San Marcos employee relocation, plant consolidation, and severance pay.

RESULTS OF OPERATIONS

Comparison of First Quarter 2007 to First Quarter 2006
Net sales for the first quarter of 2007 were $394.4 million, an increase of 19.8% compared to 2006 first quarter net sales of $329.2 million. Net sales for the Commercial segment increased by 22.1% and net sales for the Industrial and Other segment increased by 30.9%, while net sales for the Residential segment decreased by 2.7%. The combination of a sales mix of higher quality products, the realization of previously announced price increases, acquisitions of JJI, Strand, Carsonite and Hanover, and favorable commercial construction activity helped us achieve higher net sales in the first quarter of 2007, but was slightly offset by a decline in the residential market. Net sales for comparable operations, excluding the effect of the acquisitions, increased 6.3% during the first quarter of 2007 compared to the first quarter of 2006.

We initiated price increases ranging from 5% to 15% effective for orders released for shipment after June 2006 and price increases ranging from 3% to 12% effective at various times during the first quarter of 2007. Overall, we believe that approximately 4% of the net sales increase during the first quarter of 2007 was related to price increases, with acquisitions, volume and product mix accounting for the remaining increase. The traditional volume and price sales analysis in the lighting industry is very difficult to calculate due to product mix which includes thousands of different products and multiple variations on most products. Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

Net sales for U.S. operations increased 18.4%, while net sales for the Canadian operations increased 8.7% compared to the first quarter of 2006. Without recent acquisitions, which primarily consist of U.S. operations but also includes small operations in Germany and Hong Kong, net sales for U.S. operations increased 4.7% compared to the first quarter of 2006. The increases were primarily due to a combination of price increases, new product offerings, improvement in our commercial market, benefits from the Energy Policy Act of 2005, and continued strength in our high-intensity discharge (“HID”) and outdoor lighting businesses. The weaker Canadian dollar during the first quarter of 2007 compared to 2006 decreased U.S. dollar sales of Canadian operations by $775 thousand. If the exchange rate had remained constant, net sales of Canadian operations would have increased 10.1%. Net sales for Canadian operations increased compared to the prior year due to a combination of price increases, new product offerings, and continued strength in our HID and outdoor lighting businesses.

We operate primarily in the commercial lighting markets, with 75.0% of our first quarter 2007 net sales coming from the Commercial segment. This percentage is slightly up from 73.6% in first quarter 2006. Net sales of $295.7 million for the Commercial segment during the first quarter of 2007 increased 22.1% from first quarter 2006 net sales of $242.3 million. The majority of the recent acquisitions are in the Commercial segment. The first quarter 2007 net sales for comparable operations, excluding these acquisitions, increased 8.9% over prior year. Of the 8.9% organic growth in the Commercial segment, we estimate that 5.1% is related to additional volume and 3.8% is related to price increases. The improvement in the commercial market is led by strength in the institutional and healthcare construction businesses. In addition, the Energy Policy Act of 2005, which provides tax incentives to install energy-efficient interior lighting systems, also contributed to the volume increase in the Commercial segment.

Residential segment net sales of $43.6 million in the first quarter of 2007 (11.1% of total Company net sales) compared to $44.8 million in the first quarter of 2006 (13.6% of total Company net sales), decreased by 2.7%. However, excluding the impact of recent acquisitions, the Residential segment net sales actually decreased by 12.1% due to a weaker residential construction market.

The Industrial and Other segment accounts for all remaining net sales and increased as a percentage of total Company net sales: 13.9% in the first quarter of 2007 versus 12.8% in the first quarter of 2006. Net sales of $55.1 million for the Industrial and Other segment in the first quarter of 2007 increased 30.9% from the first quarter of 2006 net sales of $42.1 million. The Industrial and Other segment also realized a significant benefit from recent acquisitions. The first quarter 2007 net sales for comparable operations, excluding these acquisitions, increased 3.4% over prior year, primarily from the recent price increases.

Cost of sales for the first quarter of 2007 was 60.1% of net sales, compared to 61.7% in the first quarter of 2006. Even though the market has experienced significant increases in the cost of copper, aluminum, zinc coatings, ballasts, inbound freight, energy, and group health insurance, we have been able to improve our gross profit margin percentage to 39.9% in the first quarter of 2007, compared to 38.3% in the first quarter of 2006. The increased gross profit margin is primarily attributed to the price increases previously discussed. In addition, the product mix of higher value-added products, increased sales volume (which results in higher absorption of manufacturing overhead expenses), and our de-emphasis of lower margin business helped overall margins. In order to maintain the gross profit margin improvements, we implemented a 3% to 12% price increase at most of our divisions that became effective at various times during the first quarter of 2007.

Selling and administrative expenses for the first quarter of 2007 were 25.0% of net sales, compared to 24.8% in the first quarter of 2006. The selling and administrative expenses as a percentage of net sales increased from prior year primarily due to the acquisition of JJI (which has higher selling and administrative expenses as a percentage of sales than the rest of the Company) and stock compensation expense (which was not required in the first quarter of 2006).

The weakness of the Canadian dollar compared to the first quarter of last year resulted in a $124 thousand pre-tax loss, or a negative net income impact of $87 thousand after income taxes, from translating operating income of Canadian operations at a lower exchange rate than the first quarter of 2006. In addition, the strengthening Canadian dollar from year-end resulted in a $1.3 million foreign currency translation adjustment gain, which increased accumulated other comprehensive income during the first quarter of 2007. In the first quarter of 2006, the weakening Canadian dollar resulted in a $631 thousand foreign currency translation adjustment loss, decreasing accumulated other comprehensive income. Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

In the first quarter of 2007, interest income was $390 thousand and interest expense was $2.1 million (net interest expense of $1.7 million). During the first quarter of 2006, interest income was $684 thousand and interest expense was $1.8 million (net interest expense of $1.1 million). Since average cash balances were lower in the first quarter of 2007 compared to 2006, we recognized lower interest income in the first quarter of 2007. Further, interest expense was higher in the first quarter of 2007 compared to 2006 due to the additional debt borrowed to finance the acquisition of JJI.

The effective tax rate was 38.1% for the first quarter of 2007 compared to (14.5)% for the first quarter of 2006. The effective tax rate for the first quarter of 2006 was negative, due to the requirement to recognize a $24.7 million one-time tax provision benefit related to the change in corporate structuring of GTG from partnership status to corporate status for income tax reporting purposes. As a result, deferred taxes accumulated on the outside basis of GTG in excess of the deferred taxes on GTG’s inside basis, were recognized through the provision into net income. Excluding the tax benefit, the effective tax rate for the first quarter of 2006 would have been 43.7%. The effective tax rate for the first quarter of 2007 was lower than this adjusted 2006 rate primarily due to the $2.0 million of additional tax expense, net of foreign tax credits, which was recorded in the first quarter of 2006 for the anticipated cash repatriation of approximately $35 million that was subsequently repatriated in the second quarter of 2006. According to Accounting Principles Board (“APB”) No. 23, deferred taxes are to be immediately recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries.

Net income for the first quarter of 2007 was $35.0 million ($1.20 per diluted share), a decrease of 28.1% compared to the first quarter 2006 net income of $48.6 million ($1.70 per diluted share). Net income in the first quarter of 2006 benefited from the $24.7 million ($0.86 per diluted share) one-time tax provision benefit mentioned above, which was slightly offset by the $2.0 million ($0.07 per diluted share) of additional tax expense related to foreign earnings repatriation. Excluding these items, net income for the first quarter of 2007 increased 35.1% over the 2006 adjusted net income of $25.9 million. The combination of adding new products, maintaining previously announced price increases, and cost containment strategies helped us achieve higher comparable net income in the first quarter of 2007.

Outlook for the Future

The recovery in the commercial construction market, which began in the first quarter of 2006, continued through the first quarter of 2007, and forecasts remain generally optimistic. Office vacancy rates and hospitality occupancy rates are improving; however, the overall cost of building materials seems to be dampening some of the momentum. Our outlook for the overall commercial construction market is continued growth over the next two years, subject to seasonal fluctuations.

In addition, residential lighting sales remained relatively strong during the first half of 2006 even as residential construction began to slow, primarily due to lighting’s place as one of the last building materials to be installed in most construction projects. However, the residential market was significantly weaker during the fourth quarter of 2006 and further weakened into the first quarter of 2007, as it started to realize the downturn in residential construction. We expect it to further soften during the remainder of 2007. The downturn in the residential market has the potential to impact the smaller commercial construction projects, such as strip shopping malls, small hotels, restaurants, banks, etc., which generally follow the trend in the residential market. However, we plan to offset this decline by focusing our efforts on new product development and developing new markets and opportunities for growth.

Even though the cost of steel leveled off in 2006, it began another upward trend in the first quarter of 2007 and we are expecting steel to further increase during the remainder of 2007. In addition, we continue to see year-over-year cost increases related to aluminum, copper, ballasts, corrugated packaging and energy. These increases began to impact our product costs in 2004 and are expected to continue to impact results through the remainder of 2007. We will continue to diligently improve cost control and production efficiency, while attempting to improve profit margins through a better product mix with higher value-added products and periodic evaluation of our pricing strategies.

In response to realized and potential cost increases, we announced price increases ranging from 5% to 15% effective with June 2006 orders and price increases ranging from 3% to 12% effective at various times during the first quarter of 2007. Price increases are always subject to competitive pressure, and we do not necessarily expect to attain the full amount of the announced increases, but we believe we have attained enough of the price increases to more than offset the known or current cost increases. In order to maintain net sales and profit margin improvements going forward, we will continue to evaluate our pricing strategies.

Genlyte’s acquisitions of JJI, which was effective on May 22, 2006; Strand, which was effective on July 11, 2006; Carsonite, which was effective on September 26, 2006; and Hanover, which was effective on February 1, 2007; will continue to have a significant impact on net income during 2007 as these businesses report full year 2007.

Foreign currency exchange rates are unpredictable, and we are exposed to foreign currency transaction gains and losses because of our net assets in Canada that are denominated in U.S. dollars. If the Canadian dollar exchange rate strengthens versus the U.S. dollar, we will realize foreign currency transaction losses, which impact net income. Conversely, we would realize the benefit of translating sales and income of Canadian operations at higher exchange rates compared to the corresponding period of the preceding year. In addition, we would record foreign currency translation gains in accumulated other comprehensive income. If the Canadian dollar weakens, we would realize foreign currency transaction gains in net income and foreign currency translation losses in accumulated other comprehensive income.

The ‘Energy Policy Act of 2005,’ which provides tax benefits for energy-efficient interior lighting systems and was recently extended through 2008, will hopefully continue to spur demand for our new energy-efficient products and enable our country to deal with increasing energy costs. We have seen some benefit from this legislation in our Commercial and Industrial and Other segments over the past year, and we believe this energy legislation will continue to have a positive impact on retrofit lighting business in the U.S., and may provide additional business opportunities through 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources
We focus on our net cash or debt (cash minus total debt) and working capital (current assets minus current liabilities) as our most important measures of short-term liquidity. For long-term liquidity, we consider our ratio of total debt to total capital employed (total debt plus total stockholders’ equity) and trends in net cash or debt and cash provided by operating activities to be the most important measures.

We were in a net debt position (total debt exceeded cash, cash equivalents, and short-term investments by $110.5 million) at March 31, 2007, compared to net debt of $71.2 million at December 31, 2006. Total debt increased to $158.8 million at March 31, 2007, compared to $147.9 million at December 31, 2006, while cash decreased to $48.3 million at March 31, 2007 compared to $76.7 million at December 31, 2006. The increase in net debt from year-end resulted from traditional heavy cash needs for tax payments, customer rebates, and incentive compensation payments in the first quarter, in addition to the February 2007 acquisition of Hanover.

Working capital at March 31, 2007 was $185.9 million, compared to $171.7 million at December 31, 2006. This increase was primarily due to a $26.4 million increase in accounts receivable and a $19.6 million decrease in accounts payable and accrued expenses, which was offset by a $28.4 million decrease in cash. The accounts receivable increase reflects an increase in net sales and a normal seasonal trend in collections. Accounts receivable as a percentage of sales is normally at the lowest point of the year at the end of December and increases at the end of March each year. In addition, the decrease in cash and accrued expenses is due to payments of accrued liabilities for incentive compensation, defined contribution plan contributions, and customer rebates, which are accrued during the previous year and are paid out in the first quarter. Cash also decreased during the first quarter of 2007 due to the February 2007 acquisition of Hanover. The current ratio (current assets divided by current liabilities) was 1.6 at March 31, 2007, compared to 1.5 at December 31, 2006.

The ratio of total debt to total capital employed at March 31, 2007 was 17.6%, compared to 17.3% at December 31, 2006. Considering our expected strong cash flow, we believe this level of debt is manageable.

Summary of Cash Flows
A summary of the consolidated statements of cash flow for the three months ended March 31, 2007 and April 1, 2006 follows:

(Dollars in thousands)	2007	2006
Cash used in operating activities	$(6,212)	$(15,466)
Cash (used in) provided by investing activities	(33,355)	9,511
Cash provided by (used in) financing activities	11,227	(12,619)
Effect of exchange rate changes	(58)	(162)
Net decrease in cash	$(28,398)	$(18,736)

During the first quarter of 2007, we used $6.2 million cash in operating activities, compared to the use of $15.5 million during the first quarter of 2006. The first quarter is usually our weakest quarter for cash flow, due to increases in accounts receivable and payments made on accrued expenses noted above. We expect operating activities to provide cash during each of the final three quarters of 2007.

Cash used in investing activities during the first quarter of 2007 was $33.4 million, primarily due to $24.2 million of recent acquisitions (net of cash received). We did not acquire any new companies in the first quarter of 2006. In addition, purchases of plant and equipment in the first quarter of 2007 of $9.3 million were $4.3 million higher than the first quarter of 2006. The increase in capital spending in the first quarter of 2007 was primarily due to investments in flexible manufacturing equipment, plus the increased capital expenditures related to businesses acquired in 2006. Further, in the first quarter of 2006 proceeds from sales of short-term investments of $14.5 million were used to pay accrued expenses mentioned above.

Cash provided by financing activities during the first quarter of 2007 was $11.2 million, with $63.3 million in proceeds of short-term and long-term debt offset by $54.1 million in repayments of short-term and long-term debt. Also, $1.8 million was provided by cash and tax benefits from the exercise of stock options. Cash used in financing activities during the first quarter of 2006 was $12.6 million, primarily with $20.0 million in repayments of long-term debt. In addition, $5.1 million was provided by cash and tax benefits from the exercise of stock options and $2.4 million was provided for disbursements outstanding.

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

Debt and Other Contractual Obligations
Genlyte has credit facilities consisting of a $260.0 million U.S. revolving credit facility and a $27.0 million (in Canadian dollars) Canadian revolving credit facility with a syndicate of eleven banks maturing on October 31, 2010. According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged.

Our long-term debt at March 31, 2007 consisted of $50.0 million outstanding from the $260.0 million U.S. revolving credit facility, $12.2 million in industrial revenue bonds, and $1.0 million in other long-term debt. The revolving credit facilities are unsecured. At March 31, 2007, we had $21.1 million in outstanding letters of credit under the U.S. revolving credit facility, which reduce the amount available to borrow and guarantee the industrial revenue bonds as well as insurance accruals. We had an additional $1.9 million in letters of credit at March 31, 2007 that were acquired with Hanover. We are in compliance with all of our debt covenants as of March 31, 2007.

Our short-term debt at March 31, 2007 consisted of a U.S. asset backed securitization (“ABS”) agreement for $100 million “on balance sheet” financing, entered into by Genlyte and its wholly owned subsidiary, Genlyte Receivables Corporation, which matures on July 31, 2007. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity which pledges the accounts receivable as collateral. As of March 31, 2007, our short-term debt consisted of $95.6 million outstanding under the ABS agreement. Net trade accounts receivable pledged as collateral for the ABS loan were $185.3 million at March 31, 2007.

To reduce our exposure to uncertain future cash flows resulting from fluctuations in market interest rates, we entered into cash flow hedges during 2004 and 2006 in the form of interest rate swaps to provide a fixed rate of interest. As of March 31, 2007 and December 31, 2006 we had the following interest rate swap contracts (in thousands):

Effective Date	3/31/07 Fair Value	12/31/06 Fair Value	Notional Amount	Hedged Item	Fixed Interest Rate	Year of Expiration
8/2/2004	496	865	80,000	ABS	3.4%	7/31/2007
5/22/2006	(215)	(155)	25,000	Credit Line	5.7%	5/22/2009
5/22/2006	(355)	(267)	25,000	Credit Line	5.7%	5/24/2010
	$(74)	$443

We receive a LIBOR-based variable interest rate and pay a fixed interest rate on our interest rate swap contracts, which are designated as cash flow hedges. We recorded fair value changes totaling $318 thousand after tax for the three months ended March 31, 2007 in accumulated other comprehensive income (loss). Of the $154 thousand in accumulated other comprehensive income (loss) at March 31, 2007, we estimate that only the portion related to the $80.0 million swap that expires in July 2007 will be reclassified to income in the next twelve months.

Other

For the first quarter of 2007 and 2006, 17.9% and 16.9%, respectively, of our net sales were generated from foreign operations, which are primarily in Canada. International operations are subject to fluctuations in currency exchange rates. We monitor our currency exposure in each country, but do not actively hedge or use derivative financial instruments to manage exchange rate risk. We cannot predict future foreign currency fluctuations, which have and will continue to affect our balance sheet and statement of income. The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $20.1 million gain as of March 31, 2007. Such adjustments were a gain of $1.3 million and a loss of $631 thousand for the three months ended March 31, 2007 and April 1, 2006, respectively. Pre-tax losses from translation of foreign currency transactions, which are recorded in selling and administrative expenses, were $324 thousand and $403 thousand for the three months ended March 31, 2007 and April 1, 2006, respectively.

NEW ACCOUNTING STANDARDS

In February 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to achieve similar results. SFAS No. 159 will become effective for Genlyte as of January 1, 2008. We are currently assessing the effect of implementing this guidance, but do not expect the adoption of SFAS No. 159 to have a material impact on the Company’s results of operation.

CRITICAL ACCOUNTING POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

On an on-going basis, we evaluate our estimates and assumptions, including those related to sales returns and allowances, doubtful accounts receivable, slow moving and obsolete inventory, income taxes, impairment of long-lived assets including goodwill and other intangible assets, medical and casualty insurance liabilities, warranty liabilities, pensions and other post-retirement benefits, contingencies, environmental matters, and litigation. We base our estimates and assumptions on our substantial historical experience, the guidance of outside experts, industry data, and other relevant factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Reported results would differ under different assumptions, estimates, or conditions. Actual results will inevitably differ from our estimates, and such differences could be material to the financial statements.

For a detailed discussion of critical accounting policies that affect the more significant estimates and assumptions used in the preparation of our consolidated financial statements, please refer to our Form 10-K for the year ended December 31, 2006. Management believes that other than the adoption of FIN No. 48 during the first quarter of 2007, there have been no significant changes to our significant accounting policies since December 31, 2006.

Income Taxes

Significant judgment is required in developing our income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. We operate in multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any assessments can take an extended period of time to resolve. In our opinion, adequate income tax provisions have been made and adequate tax accruals exist to cover probable risks. However, results of Internal Revenue Service or other jurisdictional audits, statute closings on prior tax returns, and future tax law changes could have a material impact on our future tax liabilities and provisions, impacting financial condition and results of operations.

In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules.

The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any litigation. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution.

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized a $646 thousand increase in the liability for unrecognized tax benefits. This increase in liability resulted in a decrease to the January 1, 2007 retained earnings balance in the amount of $646 thousand with no effect on deferred tax. The amount of unrecognized tax benefits at January 1, 2007 is $8.5 million, of which $6.8 million would impact our effective tax rate, if recognized.

NON-GAAP FINANCIAL INFORMATION

To supplement the consolidated financial statements presented in accordance with GAAP, we have presented adjusted operating results which include non-GAAP financial information (such as adjusted net income, working capital, current ratio, net debt, and total debt to total capital employed). This non-GAAP financial information is provided to enhance the user’s overall understanding of our current financial performance and prospects for the future. Specifically, management believes the non-GAAP financial information provides useful information to investors by excluding or adjusting certain items of operating results that were unusual and not indicative of our core operating results. This non-GAAP financial information should be considered in addition to, and not as a substitute for, or superior to, results prepared in accordance with GAAP. The non-GAAP financial information included herein has been reconciled to the nearest GAAP measure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant changes in the status of legal proceedings since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A. RISK FACTORS

There have been no significant changes in the status of risk factors since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2007.

At Genlyte’s Annual Meeting of Stockholders held April 19, 2007, the stockholders took the following actions:

Re-elected Larry K. Powers to the Board of Directors for a term of three years. Mr. Powers had 19,947,859 shares voted for and 7,029,231 shares withheld.

Re-elected Zia Eftekhar to the Board of Directors for a term of three years. Mr. Eftekhar had 20,215,285 shares voted for and 6,761,805 shares withheld.

Elected William A. Trotman to the Board of Directors for a term of three years. Mr. Trotman had 25,773,795 shares voted for and 1,203,295 shares withheld.

The Board of Directors of Genlyte also consists of John T. Baldwin (due for re-election in April 2009) and Robert D. Nixon (due for re-election in April 2008).

ITEM 6. EXHIBITS

Exhibits are listed on the Exhibit Index on page 25.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of May 8, 2007 by the undersigned thereunto duly authorized.

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