Form 10-Q
period 2007-06-30
GENLYTE GROUP INC
filed 2007-08-08
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the issuer’s common stock as of July 28, 2007 was 28,623,588.

THE GENLYTE GROUP INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006
(Amounts in thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30 and July 1		June 30 and July 1
	2007	2006	2007	2006
Net sales	$408,888	$366,094	$803,278	$695,268
Cost of sales	242,864	221,869	479,749	425,053
Gross profit	166,024	144,225	323,529	270,215
Selling and administrative expenses	105,550	91,819	204,280	173,607
Amortization of intangible assets	420	1,153	1,053	1,778
Operating profit	60,054	51,253	118,196	94,830
Interest expense, net	1,687	1,689	3,383	2,808
Foreign currency exchange gain on investment	-	(7,184)	-	(7,184)
Income before income taxes	58,367	56,748	114,813	99,206
Income tax provision	21,013	20,871	42,494	14,702
Net income	$37,354	$35,877	$72,319	$84,504

Earnings per share:
Basic	$1.31	$1.27	$2.54	$3.01
Diluted	$1.29	$1.24	$2.49	$2.94

Weighted average number of shares outstanding:
Basic	28,510	28,152	28,434	28,057
Diluted	29,066	28,830	29,032	28,723

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Amounts in thousands, except share data)
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Current Assets:
Cash and cash equivalents	$65,962	$76,690
Accounts receivable, less allowances for doubtful accounts of
$6,561 and $7,019 as of June 30, 2007 and December 31, 2006	241,468	202,116
Inventories:
Raw materials	93,814	87,807
Work in process	17,471	22,913
Finished goods	74,806	84,053
Total Inventories	186,091	194,773
Deferred income taxes and other current assets	43,871	39,467
Total current assets	537,392	513,046
Property, plant and equipment, at cost	503,475	478,610
Less: accumulated depreciation and amortization	318,752	299,094
Net property, plant and equipment	184,723	179,516
Goodwill	368,621	345,203
Other intangible assets, net of accumulated amortization	150,361	144,927
Other assets	3,080	3,493
Total Assets	$1,244,177	$1,186,185

Liabilities & Stockholders' Equity:
Current Liabilities:
Short-term debt	$80,570	$86,366
Current maturities of long-term debt	721	257
Accounts payable	132,904	136,146
Accrued expenses	93,071	118,528
Total current liabilities	307,266	341,297
Long-term debt	61,945	61,313
Deferred income taxes	36,400	38,935
Accrued pension and other long-term liabilities	37,366	38,872
Total liabilities	442,977	480,417
Commitments and contingencies (See note (10))
Stockholders' Equity:
Common stock ($.01 par value, 100,000,000 shares authorized;
30,432,249 and 30,195,582 shares issued as of June 30, 2007 and December 31, 2006;
28,616,313 and 28,379,666 shares outstanding as of June 30, 2007 and December 31, 2006)	286	284
Additional paid-in capital	91,621	80,220
Retained earnings	683,672	611,998
Accumulated other comprehensive income	25,621	13,266
Total stockholders' equity	801,200	705,768
Total Liabilities & Stockholders' Equity	$1,244,177	$1,186,185

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006
(Amounts in thousands)
(Unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net income	$72,319	$84,504
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	16,307	15,407
Net loss from disposals of property, plant and equipment	203	39
Benefit for deferred income taxes	(8,562)	(27,106)
Stock-based compensation expense	1,012	268
Foreign currency exchange gain on investment	-	(7,184)
Minority interest	-	(1,054)
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in:
Accounts receivable	(34,900)	(33,753)
Inventories	3,406	(7,116)
Deferred income taxes and other current assets	2,349	12,061
Intangible and other assets	167	(379)
Increase (decrease) in:
Accounts payable	(7,965)	(470)
Accrued expenses	(29,975)	(21,441)
Deferred income taxes, long-term	6,094	(7,320)
Accrued pension and other long-term liabilities	(1,861)	815
All other, net	-	(282)
Net cash provided by operating activities	18,594	6,989
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash received	(21,867)	(120,330)
Purchases of property, plant and equipment	(17,678)	(11,183)
Proceeds from sales of property, plant and equipment	76	45
Purchases of short-term investments	-	-
Proceeds from sales of short-term investments	-	17,826
Net cash used in investing activities	(39,469)	(113,642)
Cash Flows From Financing Activities:
Proceeds from short-term debt	13,400	15,212
Repayments of short-term debt	(19,196)	-
Proceeds from long-term debt	69,550	62,526
Repayments of long-term debt	(70,204)	(21,528)
Net increase in disbursements outstanding	3,211	3,668
Exercise of stock options	6,222	3,922
Excess tax benefits from exercise of stock options	4,169	3,500
Net cash provided by financing activities	7,152	67,300
Effect of exchange rate changes on cash and cash eqivalents	2,995	1,553
Net decrease in cash and cash equivalents	(10,728)	(37,800)
Cash and cash equivalents at beginning of period	76,690	78,042
Cash and cash equivalents at end of period	$65,962	$40,242

The accompanying notes are an integral part of these consolidated financial statements.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
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

The financial information presented is unaudited; however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The year-end 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The financial information is presented in U.S. dollars and has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Actual results could differ from these estimates.

New Accounting Standards Yet To Be Adopted: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 will become effective for the Company as of January 1, 2008. The Company is currently assessing the effect of implementing this guidance, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s financial condition or results of operations.

In February 2007 the FASB issued Statement SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to achieve similar results. SFAS No. 159 will become effective for the Company as of January 1, 2008. The Company is currently assessing the effect of implementing this guidance, but does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s financial condition or results of operations.

(2) Acquisitions
Hanover Lantern in 2007: On February 1, 2007, the Company acquired Hanover Lantern Incorporated (“Hanover”), which is located in Hanover, Pennsylvania. Hanover was a privately held lighting fixture company servicing the outdoor

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JUNE 30, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

commercial, decorative, municipal, and residential markets. The company’s group of recognized products complements Genlyte’s current outdoor product lines. The preliminary purchase price of $26,183 (including acquisition costs of $122) was financed with cash on hand.

The Hanover acquisition was accounted for using the purchase method of accounting. The preliminary determination of the fair market value of net assets acquired resulted in an indicated excess of the purchase price over the fair value of the net assets acquired (goodwill) of $12,525. The Company is awaiting its final determination of the fair value of intangible assets and property, plant, and equipment. Accordingly, the amounts recorded could change as the purchase price allocation is finalized. The operating results of Hanover have been included in the Company’s consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because Hanover is not considered a material acquisition.

JJI Lighting Group in 2006: On May 22, 2006, the Company acquired the JJI Lighting Group Incorporated (“JJI”), which has manufacturing operations in Franklin Park, IL; Mamaroneck, NY; Shelby, NC; Santa Ana, CA; Waterbury, CT; Erie, PA; and Ludenscheid, Germany. Prior to the acquisition, JJI was one of the largest privately held lighting fixture companies in the United States and has a group of recognized niche lighting brands that complements the Company’s current product offerings. The purchase price of $122,387 (including acquisition costs of $2,578) was financed with $44,861 of the Company’s available cash, cash equivalents, and short-term investment balances plus $77,526 borrowed from the Company’s existing revolving credit facilities and asset backed securitization agreement.

In accordance with the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets and the liabilities of JJI based on their estimated fair values as of May 22, 2006. The excess of the purchase price over the fair value of acquired assets and liabilities is allocated to goodwill.

The final allocation of the purchase price follows:

Cash	$741
Accounts receivable	15,649
Inventories	17,732
Other current assets	2,214
Property, plant and equipment	8,529
Goodwill	89,398
Other intangible assets	28,500
Profit in backlog	1,807
Other long-term assets	12,561
Short-term debt	(2,956)
Accounts payable	(11,979)
Accrued expenses *	(25,920)
Deferred income taxes	(8,609)
Pension liabilities	(5,280)
Purchase price	$122,387

* Accrued expenses include $7,590 of additional pension liability to terminate the defined benefit plans related to domestic employees and $1,132 recorded under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”) to withdraw from multiemployer plans.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JUNE 30, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

The purchase price allocation above changed from the allocation reported as of the first quarter of 2007 as additional information regarding the fair values of the assets and liabilities acquired became available. Specifically, goodwill increased by $5,451 primarily due to corrections of the inventory and property, plant and equipment valuations, finalization of the working capital audit, additional transaction costs related to the working capital audit, and other adjustments.

The Company’s statement of income reflects the sales and earnings of JJI, as well as increased net interest expense, and depreciation and amortization expenses resulting from the acquisition since the date of the acquisition. On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of each period presented, the Company’s results for the three and six months ended July 1, 2006 would have been as follows:

	Three Months Ended	Six Months Ended
	July 1, 2006
Net sales	$384,580	$748,085
Net income *	36,668	89,264
Earnings per share *	1.27	3.11

* Net income and earnings per share include a one-time tax benefit of $24,715 ($0.86 per share) related to corporate tax restructuring and foreign currency exchange gain of $4,400 after tax ($0.15 per share) on the return of capital from Canada.

These pro forma amounts do not purport to show the exact results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future. Pro forma net income for the periods presented reflects the following nonrecurring pro forma adjustments: (1) a charge of $1,807 for amortization of profit in backlog; and (2) a charge of $268 to cost of sales for the step-up to fair market value of inventory.

Strand Lighting in 2006: On July 11, 2006, the Company acquired the U.S. and Hong Kong based operations of Strand Lighting (“Strand”) and certain assets of Strand Lighting Ltd. of the U.K. as part of a restructuring undertaken by Strand Lighting Ltd. Strand was founded in 1916 as a manufacturer of entertainment lighting and lighting systems. The acquisition complements the Company’s Vari-Lite, Entertainment Technology, and Lightolier Controls product offerings and broadens the Company’s presence in the theatrical and entertainment lighting markets. The purchase price of $9,425 (including acquisition costs of $623) was financed with cash on hand.

The Strand acquisition was accounted for using the purchase method of accounting. The determination of the fair market value of net assets acquired resulted in an excess of the purchase price over the fair value of the net assets acquired (goodwill) of $5,222. The operating results of Strand have been included in the Company’s consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because Strand is not considered a material acquisition.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JUNE 30, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

Carsonite International Corporation in 2006: On September 26, 2006, the Company acquired the assets of Carsonite International Corporation (“Carsonite”), a subsidiary of Omega Polymer Technologies, Inc. (“Omega”) as part of a restructuring undertaken by Omega. The acquisition complements the Company’s current Shakespeare Composite Structures product offerings in the utility, roadway, and park and recreation markets. Carsonite has one owned factory located in Varnville, SC and one leased factory located in Early Branch, SC. The preliminary purchase price of $4,514 (including acquisition costs of $65) was financed with cash on hand. No accounts payable or other liabilities were assumed as part of this transaction.

The Carsonite acquisition was accounted for using the purchase method of accounting. The preliminary determination of the fair market value of net assets acquired resulted in an indicated excess of the purchase price over the fair value of the net assets acquired (goodwill) of $303. The Carsonite goodwill is expected to be deductible for tax purposes since this acquisition was a taxable asset purchase. The Company is gathering additional information about the fair value of intangible assets. Accordingly, the amounts recorded could change as the purchase price allocation is finalized. The operating results of Carsonite have been included in the Company’s consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” have not been presented because Carsonite is not considered a material acquisition.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $646 increase in the liability for unrecognized tax benefits. This increase in liability resulted in a decrease to the January 1, 2007 retained earnings balance in the amount of $646 with no effect on deferred tax. The amount of unrecognized tax benefits at January 1, 2007 is $8,463 of which $6,831 would impact the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the tax provision. As of January 1, 2007, the Company had recorded a liability of approximately $2,111 and $535 for the payment of interest and penalties, respectively.

All federal income tax returns of Genlyte and its U.S. subsidiaries, who join in the filing of a U.S. consolidated federal income tax return, are closed through 2002. As of the date of adoption of FIN No. 48, Genlyte was under examination for the tax year 2004. State income tax returns are generally subject to examination for a period of 3-5 years after filing the respective return. The state impact of the federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of the date of adoption of FIN No. 48, Genlyte had three state income tax returns under examination.

In January 2006, Genlyte elected corporate taxpayer status for GTG, a Delaware limited liability company. As a result of a change in tax status effective January 1, 2006, the Company recognized a $24,715 ($0.86 per share) benefit for the difference between the deferred taxes accumulated on the outside basis in GTG and the deferred taxes related to the assets held inside GTG.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JUNE 30, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

During the second quarter of 2007 the Company entered into five-year voluntary disclosure agreements with three states previously included in the Company’s first quarter of 2007 FIN No. 48 analysis. As a result of these agreements, the Company recognized a $1,263 benefit in reduced state tax, interest and penalty exposure. Genlyte has four state income tax returns in the process of examination as of June 30, 2007. The Company expects to reduce accrued tax liabilities by approximately $2,000 over the next twelve months due to the closing of certain state income tax returns.

The effective tax rate was 37.0% for the first six months of 2007 compared to 14.8% for the first six months of 2006. The effective tax rate for the first six months of 2006 was significantly lower than 2007, due to the above mentioned recognition of the $24,715 one-time tax benefit. Excluding the one-time tax benefit, the effective tax rate for the first six months of 2006 would have been 39.7%. The effective tax rate for the first six months of 2007 was lower than this adjusted 2006 rate primarily due to the recognition of $2,215 of additional tax expense, net of foreign tax credits, for the cash repatriation of $35,918 of earnings and capital from a wholly-owned subsidiary in Canada. According to Accounting Principles Board (“APB”) No. 23 “Accounting for Income Taxes - Special Areas,” deferred taxes are to be immediately recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries.

(4) Comprehensive Income
Comprehensive income for the three months ended June 30, 2007 and July 1, 2006 follows:

	2007	2006
Net income	$37,354	$35,877
Foreign currency translation gain recognized as income	-	(7,184)
Gain on foreign currency translation	11,240	6,427
Loss on change in fair value of interest rate swaps	85	2
Total comprehensive income	$48,679	$35,122

Comprehensive income for the six months ended June 30, 2007 and July 1, 2006 follows:

	2007	2006
Net income	$72,319	$84,504
Foreign currency translation gain recognized as income	-	(7,184)
Gain on foreign currency translation	12,588	5,796
Loss on change in fair value of interest rate swaps	(233)	(39)
Total comprehensive income	$84,674	$83,077

(5) Earnings Per Share
The calculation of the average common shares outstanding assuming dilution for the three months ended June 30, 2007 and July 1, 2006 follows:

	2007	2006
	(Amounts in thousands)
Weighted average common shares outstanding	28,510	28,152
Incremental common shares issuable: Stock option plans	556	678
Weighted average common shares outstanding assuming dilution	29,066	28,830

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JUNE 30, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

The calculation of the average common shares outstanding assuming dilution for the six months ended June 30, 2007 and July 1, 2006 follows:
	2007	2006
	(Amounts in thousands)
Weighted average common shares outstanding	28,434	28,057
Incremental common shares issuable: Stock option plans	598	666
Weighted average common shares outstanding assuming dilution	29,032	28,723

(6) Retirement and Other Postretirement Benefit Plans
The components of net periodic benefit costs for U.S. and foreign pension plans and other postretirement plans for the three months ended June 30, 2007 and July 1, 2006 follow:

	U.S. Pension Plans		Foreign Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Costs
Service cost	$608	$628	$205	$157	$10	$9
Interest cost	1,682	1,604	256	169	71	72
Expected return on plan assets	(2,063)	(1,914)	(255)	(214)	-	-
Amortization of transitional items	-	-	(1)	(1)	-	-
Amortization of prior service cost	42	42	9	8	(7)	(7)
Recognized actuarial loss	95	236	38	13	17	19
Net pension expense for defined benefit plans	364	596	252	132	91	93
Defined contribution plans	1,317	1,703	356	385	-	-
Multi-employer plans for certain union employees	38	39	116	-	-	-
Total benefit costs	$1,719	$2,338	$724	$517	$91	$93

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JUNE 30, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

The components of net periodic benefit costs for U.S. and foreign pension plans and other postretirement plans for the six months ended June 30, 2007 and July 1, 2006 follow:

	U.S. Pension Plans		Foreign Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Costs
Service cost	$1,216	$1,256	$400	$312	$20	$18
Interest cost	3,364	3,208	500	335	142	144
Expected return on plan assets	(4,126)	(3,828)	(496)	(424)	-	-
Amortization of transitional items	-	-	(2)	(2)	-	-
Amortization of prior service cost	84	84	17	16	(14)	(14)
Recognized actuarial loss	190	472	74	25	34	38
Net pension expense for defined benefit plans	728	1,192	493	262	182	186
Defined contribution plans	3,117	3,288	689	713	-	-
Multi-employer plans for certain union employees	75	84	135	-	-	-
Total benefit costs	$3,920	$4,564	$1,317	$975	$182	$186

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

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the six months ended June 30, 2007 and July 1, 2006 were as follows:

	2007	2006
Balance, beginning of period	$7,295	$4,587
Additions from companies acquired	219	226
Additions charged to expense	4,529	4,574
Deductions for repairs and replacements	(4,885)	(4,581)
Balance, end of period	$7,158	$4,806

The beginning balance for the six months ended June 30, 2007 is significantly larger than the beginning balance for the six months ended July 1, 2006 primarily due to large warranty liabilities acquired with the July 2006 acquisition of Strand.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JUNE 30, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) Long-Term Debt
As disclosed in note (12) “Long-term and Short-term Debt” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s credit facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature. The credit facilities also require the Company to provide a no default letter from the Company's independent registered public accounting firm within 90 days of the Company's fiscal year end. In May 2007, the Company determined that it was not in compliance with this requirement relating to the years ended December 31, 2005 and 2006. On May 22, 2007, the Company obtained a waiver for this requirement for the years ended December 31, 2005 and 2006. As of June 30, 2007, the Company was in compliance with all of the covenants under its existing credit facilities.

(9) Stock Options
Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R eliminates the alternative to use the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Company adopted SFAS No. 123R using the modified prospective method and has applied it to the accounting for Genlyte’s stock options. Under the modified prospective method, stock-based compensation expense is recognized for all awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Since all Genlyte stock options granted prior to December 31, 2005 were for prior service, stock-based compensation expense has not been, and will not be recognized for awards granted prior to December 31, 2005, except for awards that may be subsequently modified or repurchased. More detailed information of the Company’s stock option plans can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company recognized $639 and $268 in stock-based compensation expense during the three months ended June 30, 2007 and July 1, 2006, respectively. The Company recognized $1,012 and $268 in stock-based compensation expense during the six months ended June 30, 2007 and July 1, 2006, respectively. This expense was related to stock options granted in 2006 and 2007.

(10) Contingencies
Litigation: In the normal course of business, the Company is a plaintiff in various lawsuits and is also subject to various legal claims which arise in the normal course of business, including being a defendant and/or being a potentially responsible party in patent, trademark, product liability, environmental and contract claims and litigation. Based on information currently available, it is the opinion of management that the ultimate resolution of all pending and threatened claims against the Company will not have a material adverse effect on the financial condition or results of operations of the Company. In addition, the Company accrues contingent liabilities for legal claims against it when the costs or exposures associated with the claims become probable and can be reasonably estimated, in accordance with SFAS No. 5.

Environmental Remediation: The Company’s operations are subject to Federal, state, local, and foreign laws and regulations that have been enacted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company establishes accruals for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The Company had established accruals

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JUNE 30, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

of $3,919 and $3,920 at June 30, 2007 and December 31, 2006, respectively, that relate to estimated environmental remediation plans at several Company facilities. The Company believes these accruals are sufficient to cover estimated environmental costs at those dates; however, management continually evaluates the adequacy of those accruals, and they could change.

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

(11) Segment Reporting
For management reporting and control, the Company’s businesses are divided into three operating segments: Commercial, Residential, and Industrial and Other. Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” At June 30, 2007 the operating segments were comprised as follows:

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
AS OF JUNE 30, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

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

Intersegment sales are immaterial and eliminated in consolidation and therefore not presented in the table below. Corporate assets and expenses are allocated to the segments. Information about the Company’s operating segments for the three months ended June 30, 2007 and July 1, 2006 follows:

	Commercial	Residential	Industrial and Other	Total
2007
Net sales	$308,529	$46,788	$53,571	$408,888
Operating profit	44,532	7,913	7,609	60,054

2006
Net sales	$269,137	$48,122	$48,835	$366,094
Operating profit	36,491	9,005	5,757	51,253

Information about the Company’s operating segments for the six months ended June 30, 2007 and July 1, 2006 follows:

	Commercial	Residential	Industrial and Other	Total
2007
Net sales	$604,241	$90,391	$108,646	$803,278
Operating profit	88,461	14,546	15,189	118,196

2006
Net sales	$511,404	$92,942	$90,922	$695,268
Operating profit	67,388	16,728	10,714	94,830

The Company has operations throughout North America. Foreign net sales and operating profit are primarily from Canadian operations, with a minor amount in Germany and Hong Kong. The amounts below are attributed to each country based on the selling division’s location. Information about the Company’s operations by geographical area for the three months ended June 30, 2007 and July 1, 2006 follows:

	United States	Canada	Other Foreign	Total
2007
Net sales	$335,407	$63,498	$9,983	$408,888
Operating profit	51,478	7,882	694	60,054

2006
Net sales	$304,190	$58,339	$3,565	$366,094
Operating profit	44,034	6,890	329	51,253

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF JUNE 30, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

Information about the Company’s operations by geographical area for the six months ended June 30, 2007 and July 1, 2006 follows:

	United States	Canada	Other Foreign	Total
2007
Net sales	$659,381	$124,000	$19,897	$803,278
Operating profit	99,402	17,872	922	118,196

2006
Net sales	$577,726	$113,977	$3,565	$695,268
Operating profit	80,251	14,250	329	94,830

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

We operate primarily in the commercial lighting markets, with 75.2% of our net sales for the first six months of 2007 coming from the Commercial segment. Our commercial indoor and outdoor lighting business activity accelerated during 2006 and continued through the end of the second quarter of 2007, exceeding our expectations; while our Industrial and Other segment continued to produce positive results. The Residential segment, which has been relatively strong during the past few years and during the first half of 2006, significantly weakened during the fourth quarter of 2006 and continued to weaken through the end of the second quarter of 2007 primarily due to a decrease in new home construction. Our total net sales during the first six months of 2007 grew by 15.5% compared to 2006 and our Commercial and Industrial and Other segments also enjoyed solid sales growth of 18.2% and 19.5%, respectively. However, our Residential segment declined 2.7% compared to the first six months of 2006.

Even though the cost of steel leveled off in 2006, it began another upward trend in the first six months of 2007. In addition, we continue to see year-over-year cost increases related to aluminum, copper, ballasts, corrugated packaging and energy. These increases began to impact our product costs in the second half of 2004, continued to have a significant impact through the second quarter of 2007, and are expected to continue to impact results during the remainder of 2007. We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by optimizing product mix with higher value-added products and constantly evaluating our pricing strategies.

In response to realized and potential cost increases, we announced incremental price increases effective with June 2006 orders. Many of our divisions implemented additional price increases ranging from 3% to 12% effective at various times during the first quarter of 2007. We are encouraged by the success of our new product and pricing strategies, which help protect our margins. Specifically, our ongoing industry leadership in product development and excellence in the order and quotation process further boosts the success of our price increases. As a result, our second quarter 2007 gross profit margin increased to 40.6% compared to 39.4% last year and the operating profit margin increased during the second quarter of 2007 to 14.7% from 14.0% last year. We continued to experience a year-over-year benefit from the price increases and estimate that approximately 2% of the net sales increase during the second quarter of 2007 was due to price. We did not necessarily expect to attain the full amount of the announced price increases due to competitive pressures, but we believe that holding a significant portion of the price increases contributed to our successful second quarter. In order to maintain these net sales and margin improvements going forward, we recently announced additional price increases at select divisions effective during the third quarter of 2007.

Cost containment actions, such as the 2005 consolidation of our San Leandro, California and San Marcos, Texas manufacturing facilities into an entirely new manufacturing facility in San Marcos, enable continuous cost and quality improvements. The new facility is now fully operational with significant sales and earnings improvements compared to last year when we incurred $2.2 million in relocation expenses and start-up inefficiencies. We also completed automation and expansion projects in the last few years at our facilities in Massachusetts, Mississippi, South Carolina, and Ontario. We elected to reinforce our efficient North American production capabilities, which include 35 vertically integrated factories accounting for over 80% of our total production, because of our dedication to superior customer service for our make-to-order specification business.

Genlyte’s acquisitions of Hanover Lantern (“Hanover”), which was effective on February 1, 2007; JJI Lighting Group Incorporated (“JJI”), which was effective on May 22, 2006; Strand Lighting (“Strand”), which was effective on July 11, 2006; and Carsonite International (“Carsonite”), which was effective on September 26, 2006; significantly impacted Genlyte’s financial condition, results of operations, and liquidity for the first half of 2007 compared to the first half of 2006. The financing of acquisitions decreased cash, cash equivalents, and short-term investments approximately $85.0 million, increased debt approximately $77.5 million, and resulted in increased values for most of the balance sheet captions. The combination of the acquisitions significantly impacted net income during the first half of 2007; however, we expect the acquisitions to have a less significant comparative impact during the remainder of the year since JJI, Strand, and Carsonite operated within Genlyte during the second half of 2006.

The results for the first half of 2006 were significantly impacted by some notable items that affected the comparability with the first half of 2007. Specifically, we recognized a $24.7 million tax benefit related to an election by GTG changing from partnership to corporate status for income tax reporting purposes. As a result, deferred taxes accumulated on the outside basis of GTG in excess of the deferred taxes on GTG’s inside basis, were recognized through the tax provision as a benefit to net income. This tax benefit was partially offset by $2.0 million of additional tax expense for a dividend of foreign subsidiary earnings. In addition, we recognized a $7.2 million foreign currency exchange gain related to the return of capital from Canada, which was used to fund the acquisition of JJI. Also, we incurred $2.2 million of operating expenses and start-up inefficiencies in the first six months of 2006 related to the San Marcos employee relocation, plant consolidation, and severance pay.

RESULTS OF OPERATIONS

Comparison of Second quarter 2007 to Second quarter 2006
Net sales for the second quarter of 2007 were $408.9 million, an increase of 11.7% compared to 2006 second quarter net sales of $366.1 million. Net sales for the Commercial segment increased by 14.6% and net sales for the Industrial and Other segment increased by 9.7%, while net sales for the Residential segment decreased by 2.8%. The combination of a sales mix of higher quality products, the realization of previously announced price increases, acquisitions of JJI, Strand, Carsonite and Hanover, and favorable commercial construction activity helped us achieve higher net sales in the second quarter of 2007, but was slightly offset by a decline in the residential market. Net sales for comparable operations, excluding the effect of the acquisitions, increased 1.8% during the second quarter of 2007 compared to the second quarter of 2006.

We initiated price increases ranging from 5% to 15% effective for orders released for shipment after June 2006 and price increases ranging from 3% to 12% effective at various times during the first quarter of 2007. Overall, we believe that approximately 2% of the net sales increase during the second quarter of 2007 was related to price increases, with acquisitions, volume and product mix accounting for the remaining increase. The traditional volume and price sales analysis in the lighting industry is very difficult to calculate due to product mix which includes thousands of different products and multiple variations on most products. Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

Net sales for U.S. operations increased 10.3%, while net sales for the Canadian operations increased 8.8% compared to the second quarter of 2006. Without recent acquisitions, which primarily consist of U.S. operations but also includes small operations in Germany and Hong Kong, net sales for U.S. operations increased 0.4% compared to the second quarter of 2006. The increases were primarily due to a combination of price increases, new product offerings, improvement in our commercial market, benefits from the Energy Policy Act of 2005, and continued strength in our entertainment lighting business. The stronger Canadian dollar during the second quarter of 2007 compared to 2006 increased U.S. dollar sales of Canadian operations by $1.5 million. If the exchange rate had remained constant, net sales of Canadian operations would have increased 6.3%. Net sales for Canadian operations increased compared to the prior year due to a combination of price increases, new product offerings, and continued strength in our HID and entertainment lighting businesses.

We operate primarily in the commercial lighting markets, with 75.5% of our second quarter 2007 net sales coming from the Commercial segment. This percentage is up from 73.5% in second quarter 2006. Net sales of $308.5 million for the Commercial segment during the second quarter of 2007 increased 14.6% from second quarter 2006 net sales of $269.1 million. The majority of the recent acquisitions are in the Commercial segment. The second quarter 2007 net sales for comparable operations, excluding these acquisitions, increased 6.1% over prior year. Of the 6.1% organic growth in the Commercial segment, we estimate that 2.5% is related to additional volume, 3.1% is related to price increases, and 0.5% is related to a foreign exchange rate benefit. The improvement in the commercial market is led by strength in the institutional and healthcare construction and entertainment lighting businesses. In addition, the Energy Policy Act of 2005, which provides tax incentives to install energy-efficient interior lighting systems, also contributed to the volume increase in the Commercial segment.

Residential segment net sales of $46.8 million in the second quarter of 2007 (11.4% of total Company net sales) compared to $48.1 million in the second quarter of 2006 (13.1% of total Company net sales), decreased by 2.8%. However, excluding the impact of recent acquisitions, the Residential segment net sales actually decreased by 11.9% due to a weaker residential construction market.

The Industrial and Other segment accounts for all remaining net sales and was 13.1% of total Company net sales for the second quarter of 2007 and 13.4% for the second quarter of 2006. Net sales of $53.6 million for the Industrial and Other segment in the second quarter of 2007 increased 9.7% from the second quarter of 2006 net sales of $48.8 million. The Industrial and Other segment also realized a significant benefit from recent acquisitions. The second quarter 2007 net sales for comparable operations, excluding these acquisitions, decreased 8.1% over prior year primarily due to a decrease in volume related to an increase is offshore competition and our unwillingness to compete for low margin business.

Cost of sales for the second quarter of 2007 was 59.4% of net sales, compared to 60.6% in the second quarter of 2006. Even though the market has experienced significant increases in the cost of copper, aluminum, zinc coatings, ballasts, inbound freight, energy, and group health insurance, we have been able to improve our gross profit margin percentage to 40.6% in the second quarter of 2007, compared to 39.4% in the second quarter of 2006. The increased gross profit margin is primarily attributed to the price increases previously discussed. In addition, the product mix of higher value-added products, increased sales volume in the Commercial segment (which results in higher absorption of manufacturing overhead expenses), and our de-emphasis of lower margin business helped overall margins. In order to maintain the gross profit margin improvements, we recently announced additional price increases at select divisions effective during July 2007.

Selling and administrative expenses for the second quarter of 2007 were 25.8% of net sales, compared to 25.1% in the second quarter of 2006. The selling and administrative expenses as a percentage of net sales increased from prior year primarily due to the acquisitions of JJI, Strand, Carsonite, and Hanover (which have higher selling and administrative expenses as a percentage of sales than the rest of the Company). In addition, currency transaction losses of $2.3 million and $1.1 million for the second quarter of 2007 and 2006, respectively, are included in selling and administrative expenses. Excluding the acquisitions and the foreign currency transaction losses, selling and administrative expenses for the second quarter of 2007 and 2006 were 23.5% and 24.8% of net sales, respectively. This decrease is primarily due to decreases in audit, legal, and incentive compensation expenses, slightly offset by higher stock option expense.

As mentioned above, during the second quarter of 2007, we recorded a $2.3 million ($1.4 million after-tax) net loss in selling and administrative expenses related to foreign currency transaction gains and losses primarily on Canadian division cash, accounts receivable, and accounts payable balances denominated in U.S. dollars. In a period of a strengthening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction losses. The opposite would occur in a period of a weakening Canadian dollar. During the second quarter of 2006, we recorded a net currency transaction loss of $1.1 million ($789 thousand after-tax). We do not hedge this activity with derivative financial instruments and therefore are exposed to future gains or losses based on levels of cash, accounts receivable and accounts payable denominated in U.S. dollars at Canadian operations and the fluctuation of the Canadian dollar exchange rates.

In addition, the strengthening Canadian dollar from year-end resulted in an $11.2 million foreign currency translation adjustment (“CTA”) gain, which increased accumulated other comprehensive income during the second quarter of 2007. In the second quarter of 2006, the strengthening Canadian dollar resulted in a $6.4 million foreign currency translation adjustment gain. However, CTA actually decreased accumulated other comprehensive income during the second quarter of 2006 by $757 thousand, due to the $7.2 million reduction in CTA related to the foreign currency exchange gain from returning capital from Canada. Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

In the second quarter of 2007, interest income was $436 thousand and interest expense was $2.1 million (net interest expense of $1.7 million). During the second quarter of 2006, interest income was $678 thousand and interest expense was $2.4 million (net interest expense of $1.7 million). Since average cash balances were lower in the second quarter of 2007 compared to 2006, we recognized lower interest income in the second quarter of 2007. Further, interest expense was lower in the second quarter of 2007 compared to 2006 due to the significant repayment of debt, which was borrowed in 2006 to finance the acquisition of JJI.

The effective tax rate was 36.0% for the second quarter of 2007 compared to 36.8% for the second quarter of 2006. The decrease is primarily due to reduced state income tax exposure as a result of the five-year voluntary disclosure agreements signed with three states. Going forward we expect the consolidated rate to be approximately 37%.

Net income for the second quarter of 2007 was $37.4 million ($1.29 per diluted share), an increase of 4.1% compared to the second quarter 2006 net income of $35.9 million ($1.24 per diluted share). Net income in the second quarter of 2006 benefited from the $7.2 million or $4.4 million after-tax ($0.15 per diluted share) foreign currency exchange gain related to the return of capital from Canada, which was used to fund the acquisition of JJI. Excluding the foreign currency exchange gain, net income for the second quarter of 2007 increased 18.7% over the 2006 adjusted net income of $31.5 million. Net income in the second quarter of 2007 benefited from the acquisitions of Hanover, which was effective on February 1, 2007; JJI, which was effective on May 22, 2006; Strand, which was effective on July 11, 2006; and Carsonite, which was effective on September 26, 2006. Excluding both the foreign currency translation benefit and recent acquisitions, net income for the second quarter of 2007 would have increased 6.2% over prior year. The combination of adding new products, maintaining previously announced price increases, and cost containment strategies helped us achieve higher comparable net income in the second quarter of 2007.

Comparison of the First Six Months of 2007 to the First Six Months of 2006
Net sales for the first six months of 2007 were $803.3 million, an increase of 15.5% compared to the first six months of 2006 net sales of $695.3 million. Net sales for the Commercial segment increased by 18.2% and net sales for the Industrial and Other segment increased by 19.5%, while net sales for the Residential segment decreased by 2.7%. The combination of a sales mix of higher quality products, the realization of previously announced price increases, acquisitions of JJI, Strand, Carsonite and Hanover, and favorable commercial construction activity helped us achieve higher net sales in the first six months of 2007, but was slightly offset by a decline in the residential market. Net sales for comparable operations, excluding the effect of the acquisitions, increased 3.4% during the first six months of 2007 compared to the first six months of 2006.

We initiated price increases ranging from 5% to 15% effective for orders released for shipment after June 2006 and price increases ranging from 3% to 12% effective at various times during the first quarter of 2007. Overall, we believe that approximately 3% of the net sales increase during the first six months of 2007 was related to price increases, with acquisitions, volume and product mix accounting for the remaining increase. The traditional volume and price sales analysis in the lighting industry is very difficult to calculate due to product mix which includes thousands of different products and multiple variations on most products. Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

Net sales for U.S. operations increased 14.1%, while net sales for the Canadian operations increased 8.8% compared to the first six months of 2006. Without recent acquisitions, which primarily consist of U.S. operations but also include small operations in Germany and Hong Kong, net sales for U.S. operations increased 2.3% compared to the first six months of 2006. The increases were primarily due to a combination of price increases, new product offerings, improvement in our commercial market, benefits from the Energy Policy Act of 2005, and continued strength in our entertainment and outdoor lighting businesses. The stronger Canadian dollar during the first six months of 2007 compared to 2006 increased U.S. dollar sales of Canadian operations by $704 thousand. If the exchange rate had remained constant, net sales of Canadian operations would have increased 8.2%. Net sales for Canadian operations increased compared to the prior year due to a combination of price increases, new product offerings, and continued strength in our HID, entertainment, and outdoor lighting businesses.

We operate primarily in the commercial lighting markets, with 75.2% of our net sales for the first six months of 2007 coming from the Commercial segment. This percentage is up from 73.5% in the first six months 2006. Net sales of $604.2 million for the Commercial segment during the first six months of 2007 increased 18.2% from the first six months of 2006 net sales of $511.4 million. The majority of the recent acquisitions are in the Commercial segment. The first six months of 2007 net sales for comparable operations, excluding these acquisitions, increased 7.4% over prior year. Of the 7.4% organic growth in the Commercial segment, we estimate that 4.4% is related to additional volume and 3.0% is related to price increases. The improvement in the commercial market is led by strength in the institutional and healthcare construction, entertainment, and outdoor lighting businesses. In addition, the Energy Policy Act of 2005, which provides tax incentives to install energy-efficient interior lighting systems, also contributed to the volume increase in the Commercial segment.

Residential segment net sales of $90.4 million in the first six months of 2007 (11.3% of total Company net sales) compared to $92.9 million in the first six months of 2006 (13.4% of total Company net sales), decreased by 2.7%. However, excluding the impact of recent acquisitions, the Residential segment net sales actually decreased by 12.1% due to a weaker residential construction market.

The Industrial and Other segment accounts for all remaining net sales and was 13.5% of total Company net sales for the first six months of 2007 and 13.1% for the first six months of 2006. Net sales of $108.6 million for the Industrial and Other segment in the first six months of 2007 increased 19.5% from the first six months of 2006 net sales of $90.9 million. The Industrial and Other segment also realized a significant benefit from recent acquisitions. The first six months of 2007 net sales for comparable operations, excluding these acquisitions, decreased 2.8% over prior year, primarily due to a decrease in volume related to an increase is offshore competition and our unwillingness to compete for low margin business.

Cost of sales for the first six months of 2007 was 59.7% of net sales, compared to 61.1% in the first six months of 2006. Even though the market has experienced significant increases in the cost of copper, aluminum, zinc coatings, ballasts, inbound freight, energy, and group health insurance, we have been able to improve our gross profit margin percentage to 40.3% in the first six months of 2007, compared to 38.9% in the first six months of 2006. The increased gross profit margin is primarily attributed to the price increases previously discussed. In addition, the product mix of higher value-added products, increased sales volume in the Commercial segment (which results in higher absorption of manufacturing overhead expenses), and our de-emphasis of lower margin business helped overall margins. In order to maintain the gross profit margin improvements, we recently announced additional price increases at select divisions effective during July 2007.

Selling and administrative expenses for the first six months of 2007 were 25.4% of net sales, compared to 25.0% in the first six months of 2006. The selling and administrative expenses as a percentage of net sales increased from prior year primarily due to the acquisitions of JJI, Strand, Carsonite, and Hanover (which have higher selling and administrative expenses as a percentage of sales than the rest of the Company). In addition, currency transaction losses of $2.6 million and $87 thousand for the first six months of 2007 and 2006, respectively, are included in selling and administrative expenses. Excluding the acquisitions and the foreign currency transaction losses, selling and administrative expenses for the first six months of 2007 and 2006 were 24.3% and 25.0% of net sales, respectively. This decrease is primarily due to decreases in audit, legal, incentive compensation, and bad debt expenses, slightly offset by higher stock option expense.

As mentioned above, during the first six months of 2007, we recorded a $2.6 million net loss in selling and administrative expenses, or $1.7 million after income taxes, related to foreign currency transaction gains and losses primarily on Canadian division cash, accounts receivable, and accounts payable balances denominated in U.S. dollars. In a period of a strengthening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction losses. The opposite would occur in a period of a weakening Canadian dollar. During the first six months of 2006, we recorded a net currency transaction loss of $87 thousand, or $56 thousand after income taxes. We do not hedge this activity with derivative financial instruments and therefore are exposed to future gains or losses based on levels of cash, accounts receivable and accounts payable denominated in U.S. dollars at Canadian operations and the fluctuation of the Canadian dollar exchange rates.

In addition, the strengthening Canadian dollar from year-end resulted in a $12.6 million foreign currency translation adjustment (“CTA”) gain, which increased accumulated other comprehensive income during the first six months of 2007. In the first six months of 2006, the strengthening Canadian dollar resulted in a $5.8 million foreign currency translation adjustment gain. However, CTA actually decreased accumulated other comprehensive income during the first six months of 2006 by $1.4 million, due to the $7.2 million reduction in CTA related to the foreign currency exchange gain from returning capital from Canada. Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

In the first six months of 2007, interest income was $827 thousand and interest expense was $4.2 million (net interest expense of $3.4 million). During the first six months of 2006, interest income was $1.4 million and interest expense was $4.2 million (net interest expense of $2.8 million). Net interest expense was higher during the first six months of 2007 because less interest income was earned as cash was used for acquisitions.

The effective tax rate was 37.0% for the first six months of 2007 compared to 14.8% for the first six months of 2006. The effective tax rate for the first six months of 2006 was significantly lower than 2007, due to the requirement to recognize a $24.7 million one-time tax benefit related to the change in corporate structuring of GTG from partnership status to corporate status for income tax reporting purposes. As a result, deferred taxes accumulated on the outside basis of GTG in excess of the deferred taxes on GTG’s inside basis, were recognized through the provision into net income. Excluding the tax benefit, the effective tax rate for the first six months of 2006 would have been 39.7%. The effective tax rate for the first six months of 2007 was lower than this adjusted 2006 rate primarily due to the recognition of $2.2 million of additional tax expense, net of foreign tax credits, for the cash repatriation of $35.9 million in earnings and capital from a wholly-owned subsidiary in Canada. According to Accounting Principles Board (“APB”) No. 23 “Accounting for Income Taxes - Special Areas,” deferred taxes are to be immediately recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries.

Net income for the first six months of 2007 was $72.3 million ($2.49 per diluted share), a decrease of 14.4% compared to the first six months 2006 net income of $84.5 million ($2.94 per diluted share). Net income in the first six months of 2006 benefited primarily from the $24.7 million ($0.86 per diluted share) one-time tax provision benefit mentioned above, in addition to the $7.2 million or $4.4 million after-tax ($0.15 per diluted share) foreign currency exchange gain related to the return of capital from Canada, which was used to fund the acquisition of JJI. Excluding the one-time tax provision benefit and the foreign currency exchange gain, net income for the first six months of 2007 increased 30.6% over the 2006 adjusted net income of $55.4 million. Net income in the first six months of 2007 benefited from the acquisitions of Hanover, which was effective on February 1, 2007; JJI, which was effective on May 22, 2006; Strand, which was effective on July 11, 2006; and Carsonite, which was effective on September 26, 2006. Excluding the one-time tax provision benefit, the foreign currency translation benefit, and recent acquisitions, net income for the first six months of 2007 would have increased 17.8% over prior year. The combination of adding new products, maintaining previously announced price increases, and cost containment strategies helped us achieve higher comparable net income in the first six months of 2007.

Outlook for the Future

The recovery in the commercial construction market, which began in the first quarter of 2006, continued through the second quarter of 2007, and forecasts remain generally optimistic. Office vacancy rates and hospitality occupancy rates are improving; however, we are realizing pockets of softness in the light commercial, suburban retail, and stock and flow parts of the business. In addition, the overall cost of building materials seems to be dampening some of the momentum. Our outlook for the overall commercial construction market is continued growth over the next two years, subject to seasonal fluctuations.

In addition, residential lighting sales remained relatively strong during the first half of 2006 even as residential construction began to slow, primarily due to lighting’s place as one of the last building materials to be installed in most construction projects. However, the residential lighting market was significantly weaker during the fourth quarter of 2006 and further weakened into the second quarter of 2007, as it started to realize the downturn in residential construction. We expect it to further soften during the remainder of 2007. The downturn in the residential market could continue to impact the smaller commercial construction projects, such as strip shopping malls, small hotels, restaurants, banks, etc., which generally follow the trend in the residential market. However, we plan to offset this decline by focusing our efforts on new product development and developing new markets and opportunities for growth.

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

In response to realized and potential cost increases, we announced price increases ranging from 5% to 15% effective with June 2006 orders and price increases ranging from 3% to 12% effective at various times during the first quarter of 2007. Price increases are always subject to competitive pressure, and we do not necessarily expect to attain the full amount of the announced increases, but we believe we have attained enough of the price increases to more than offset the known or current cost increases. In order to maintain net sales and profit margin improvements going forward, we recently announced additional price increases at select divisions effective during the third quarter of 2007.

Genlyte’s acquisitions of JJI, which was effective on May 22, 2006; Strand, which was effective on July 11, 2006; and Carsonite, which was effective on September 26, 2006; will have a less significant impact on net sales and net income comparisons to 2006 during the remainder of 2007 since these businesses operated within Genlyte during the second half of 2006.

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

FINANCIAL CONDITION

Liquidity and Capital Resources
We focus on our net cash or debt (cash and cash equivalents minus total debt) and working capital (current assets minus current liabilities) as our most important measures of short-term liquidity. For long-term liquidity, we consider our ratio of total debt to total capital employed (total debt plus total stockholders’ equity) and trends in net cash or debt and cash provided by operating activities to be the most important measures.

We were in a net debt position (total debt exceeded cash and cash equivalents by $77.3 million) at June 30, 2007, compared to net debt of $71.2 million at December 31, 2006. Total debt decreased to $143.2 million at June 30, 2007, compared to $147.9 million at December 31, 2006, while cash decreased to $66.0 million at June 30, 2007 compared to $76.7 million at December 31, 2006. The increase in net debt from year-end primarily resulted from the February 2007 acquisition of Hanover.

Working capital at June 30, 2007 was $230.1 million, compared to $171.7 million at December 31, 2006. This increase was primarily due to a $39.4 million increase in accounts receivable and a $28.7 million decrease in accounts payable and accrued expenses, which was offset by a $10.7 million decrease in cash and cash equivalents. The accounts receivable increase reflects a 7.8% growth in sales for the second quarter of 2007 compared to the fourth quarter of 2006. Accounts receivable as a percentage of sales is normally at the lowest point of the year at the end of December as collection efforts are heightened. In addition, the decrease in cash and accrued expenses is due to payments of accrued liabilities for incentive compensation, defined contribution plan contributions, and customer rebates, which are accrued during the previous year and are paid out in the first quarter. Cash and cash equivalents were also lower as of June 30, 2007 compared to December 31, 2006 due to the February 2007 acquisition of Hanover. The current ratio (current assets divided by current liabilities) was 1.7 at June 30, 2007, compared to 1.5 at December 31, 2006.

The ratio of total debt to total capital employed at June 30, 2007 was 15.2%, compared to 17.3% at December 31, 2006. Considering our expected strong cash flow, we believe this level of debt is manageable.

Summary of Cash Flows
A summary of the consolidated statements of cash flows for the six months ended June 30, 2007 and July 1, 2006 follows:

(Dollars in thousands)	2007	2006
Cash provided by operating activities	$18,594	$6,989
Cash used in investing activities	(39,469)	(113,642)
Cash provided by financing activities	7,152	67,300
Effect of exchange rate changes	2,995	1,553
Net decrease in cash and cash equivalents	$(10,728)	$(37,800)

During the first six months of 2007, we provided $18.6 million cash from operating activities, compared to providing $7.0 million during the first six months of 2006. The primary reason for the increase relates to higher net income in 2007 compared to net income in 2006, excluding the one-time tax provision benefit and the one-time foreign currency exchange gain. We expect operating activities to provide cash during each of the final two quarters of 2007.

Cash used in investing activities during the first six months of 2007 was $39.5 million, primarily due to $21.9 million of recent acquisitions (net of cash received). Cash used in investing activities during the first six months of 2006 was $113.6 million, primarily due to the $120.3 million acquisition of JJI (net of cash received). In addition, purchases of plant and equipment in the first six months of 2007 of $17.7 million were $6.5 million higher than the first six months of 2006. The increase in capital spending in the first six months of 2007 was primarily due to investments in flexible manufacturing equipment, plus the increased capital expenditures related to businesses acquired in 2006. Further, in the first six months of 2006 proceeds from sales of short-term investments of $17.8 million were used to fund the acquisition of JJI.

Cash provided by financing activities during the first six months of 2007 was $7.2 million, with $83.0 million in proceeds of short-term and long-term debt offset by $89.4 million in repayments of short-term and long-term debt. Also, $10.4 million was provided by cash and tax benefits from the exercise of stock options and $3.2 million was provided for disbursements outstanding. Cash provided by financing activities during the first six months of 2006 was $67.3 million, primarily with $77.7 million in proceeds of short-term and long-term debt, offset by $21.5 million in repayments of long-term debt. In addition, $7.4 million was provided by cash and tax benefits from the exercise of stock options and $3.7 million was provided for disbursements outstanding.

We are confident that currently available cash and cash equivalents, combined with internally generated funds, will be sufficient to fund capital expenditures as well as any increase in working capital required to accommodate business needs in the next year. We continue to seek opportunities to acquire businesses that fit our strategic growth plans. We believe adequate financing for any such investments will be available through cash on hand, future borrowings, or equity offerings.

Debt and Other Contractual Obligations
Genlyte has credit facilities consisting of a $260.0 million U.S. revolving credit facility and a $27.0 million (in Canadian dollars) Canadian revolving credit facility with a syndicate of eleven banks maturing on October 31, 2010. According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged.

As disclosed in note (12) “Long-term and Short-term Debt” in our Annual Report on Form 10-K for the year ended December 31, 2006, our credit facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature. The credit facilities also require us to provide a no default letter from our independent registered public accounting firm within 90 days of our fiscal year end. In May 2007, we determined that we were not in compliance with this requirement relating to the years ended December 31, 2005 and 2006. On May 22, 2007, we obtained a waiver for this requirement for the years ended December 31, 2005 and 2006. As of June 30, 2007, we were in compliance with all of the covenants under our existing credit facilities.

Our long-term debt at June 30, 2007 consisted of $50.0 million outstanding from the $260.0 million U.S. revolving credit facility, $11.8 million in industrial revenue bonds, and $881 thousand in other long-term debt. The revolving credit facilities are unsecured. At June 30, 2007, we had $21.1 million in outstanding letters of credit under the U.S. revolving credit facility, which reduce the amount available to borrow and guarantee the industrial revenue bonds as well as insurance accruals. We had an additional $1.5 million in letters of credit at June 30, 2007 that were acquired with Hanover.

Our short-term debt at June 30, 2007 consisted of a U.S. asset backed securitization (“ABS”) agreement for $100 million “on balance sheet” financing, entered into by Genlyte and its wholly owned subsidiary, Genlyte Receivables Corporation, which matured on July 31, 2007 and was subsequently renewed for one additional year. The ABS agreement now expires on July 25, 2008. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity which pledges the accounts receivable as collateral. As of June 30, 2007, our short-term debt consisted of

$80.6 million outstanding under the ABS agreement. Net trade accounts receivable pledged as collateral for the ABS loan were $186.2 million at June 30, 2007.

Other

For the first six months of 2007 and 2006, 17.9% and 16.9%, respectively, of our net sales were generated from foreign operations, which are primarily in Canada. International operations are subject to fluctuations in currency exchange rates. We monitor our currency exposure in each country, but do not actively hedge or use derivative financial instruments to manage exchange rate risk. We cannot predict future foreign currency fluctuations, which have and will continue to affect our balance sheet and statement of income. The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $31.3 million gain as of June 30, 2007. Such adjustments were a gain of $12.6 million and a loss of $1.4 million for the six months ended June 30, 2007 and July 1, 2006, respectively. Pre-tax losses from translation of foreign currency transactions, which are recorded in selling and administrative expenses, were $2.6 million and $87 thousand for the six months ended June 30, 2007 and July 1, 2006, respectively.

NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 will become effective for Genlyte as of January 1, 2008. We are currently assessing the effect of implementing this guidance, but do not expect the adoption of SFAS No. 157 to have a material impact on our financial condition or results of operations.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to achieve similar results. SFAS No. 159 will become effective for Genlyte as of January 1, 2008. We are currently assessing the effect of implementing this guidance, but do not expect the adoption of SFAS No. 159 to have a material impact on our financial condition or results of operations.

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

The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any litigation. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest benefit with greater than 50 percent likelihood to be realized upon ultimate resolution.

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

NON-GAAP FINANCIAL INFORMATION

To supplement the consolidated financial statements presented in accordance with GAAP, we have presented adjusted operating results which include non-GAAP financial information (such as adjusted net income, working capital, current ratio, net debt, and total debt to total capital employed). Management believes these non-GAAP financial measures are good indicators of business performance and are provided to enhance the user’s overall understanding of our current financial performance and prospects for the future. Specifically, management believes the non-GAAP financial information provides useful information to investors by either excluding or adjusting certain items of operating results that were unusual and not indicative of our core operating results or making calculations with financial statement elements to provide additional financial measures. This non-GAAP financial information should be considered in addition to, and not as a substitute for, or superior to, results prepared in accordance with GAAP. The non-GAAP financial information included herein has been reconciled to the nearest GAAP measure.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibits are listed on the Exhibit Index on page 29.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of August 8, 2007 by the undersigned thereunto duly authorized.

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