Form 10-Q
period 2007-09-27
GENLYTE GROUP INC
filed 2007-11-05
CIK 833076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

The number of shares outstanding of the issuer’s common stock as of October 31, 2007 was 28,293,822.

THE GENLYTE GROUP INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 29, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006
(Amounts in thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29 and September 30		September 29 and September 30
	2007	2006	2007	2006
Net sales	$418,834	$410,381	$1,222,112	$1,105,649
Cost of sales	246,323	244,419	726,072	669,472
Gross profit	172,511	165,962	496,040	436,177
Selling and administrative expenses	106,391	102,355	310,671	275,962
Amortization of intangible assets	711	1,892	1,764	3,670
Operating profit	65,409	61,715	183,605	156,545
Interest expense, net	1,568	2,746	4,951	5,554
Foreign currency exchange gain on investment	-	-	-	(7,184)
Income before income taxes	63,841	58,969	178,654	158,175
Income tax provision	23,707	20,989	66,201	35,691
Net income	$40,134	$37,980	$112,453	$122,484

Earnings per share:
Basic	$1.41	$1.35	$3.95	$4.36
Diluted	$1.38	$1.32	$3.87	$4.26

Weighted average number of shares outstanding:
Basic	28,492	28,190	28,457	28,090
Diluted	29,026	28,878	29,040	28,761

The accompanying notes are an integral part of these consolidated interim financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 29, 2007 AND DECEMBER 31, 2006
(Amounts in thousands, except share data)
(Unaudited)

	September 29, 2007	December 31, 2006
Assets:
Current Assets:
Cash and cash equivalents	$72,360	$76,690
Short-term investments	10,000	-
Accounts receivable, less allowances for doubtful accounts of
$6,556 and $7,019 as of September 29, 2007 and December 31, 2006, respectively	255,211	202,116
Inventories:
Raw materials	90,469	87,807
Work in process	17,471	22,913
Finished goods	69,068	84,053
Total Inventories	177,008	194,773
Deferred income taxes and other current assets	44,202	39,467
Total current assets	558,781	513,046
Property, plant and equipment, at cost	520,220	478,610
Less: accumulated depreciation and amortization	331,643	299,094
Net property, plant and equipment	188,577	179,516
Goodwill	372,354	345,203
Other intangible assets, net of accumulated amortization	148,553	144,927
Other assets	3,456	3,493
Total Assets	$1,271,721	$1,186,185

Liabilities & Stockholders' Equity:
Current Liabilities:
Short-term debt	$65,570	$86,366
Current maturities of long-term debt	721	257
Accounts payable	135,233	136,146
Accrued expenses	102,449	118,528
Total current liabilities	303,973	341,297
Long-term debt	62,151	61,313
Deferred income taxes	41,776	38,935
Accrued pension and other long-term liabilities	36,834	38,872
Total liabilities	444,734	480,417
Commitments and contingencies (See note (12))
Stockholders' Equity:
Common stock ($.01 par value, 100,000,000 shares authorized;
30,455,774 and 30,195,582 shares issued as of September 29, 2007 and December 31, 2006;
28,285,922 and 28,379,666 shares outstanding as of September 29, 2007 and December 31, 2006)	283	284
Additional paid-in capital	66,565	80,220
Retained earnings	723,806	611,998
Accumulated other comprehensive income	36,333	13,266
Total stockholders' equity	826,987	705,768
Total Liabilities & Stockholders' Equity	$1,271,721	$1,186,185

The accompanying notes are an integral part of these consolidated interim financial statements.

THE GENLYTE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006
(Amounts in thousands)
(Unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net income	$112,453	$122,484
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	24,308	24,810
Net loss from disposals of property, plant and equipment	266	184
Deferred income tax benefit	(4,332)	(21,385)
Stock-based compensation expense	1,737	644
Foreign currency exchange gain on investment	-	(7,184)
Minority interest	-	(1,060)
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in:
Accounts receivable	(45,752)	(37,237)
Inventories	14,373	(9,985)
Deferred income taxes and other current assets	2,764	(6,025)
Intangible and other assets	464	13,198
Increase (decrease) in:
Accounts payable	(4,493)	(1,511)
Accrued expenses	(22,194)	(3,476)
Deferred income taxes, long-term	6,629	(12,660)
Accrued pension and other long-term liabilities	(3,130)	(6,724)
Other, net	-	(318)
Net cash provided by operating activities	83,093	53,755
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash received	(21,964)	(131,815)
Purchases of property, plant and equipment	(26,024)	(17,708)
Proceeds from sales of property, plant and equipment	77	115
Purchases of short-term investments	(10,000)	-
Proceeds from sales of short-term investments	-	17,860
Net cash used in investing activities	(57,911)	(131,548)
Cash Flows From Financing Activities:
Proceeds from short-term debt	13,400	25,265
Repayments of short-term debt	(34,196)	(6,109)
Proceeds from long-term debt	69,758	140,726
Repayments of long-term debt	(70,205)	(138,707)
Purchases of treasury stock	(26,714)	-
Net increase in disbursements outstanding	359	4,720
Exercise of stock options	6,707	4,549
Excess tax benefits from exercise of stock options	4,614	4,147
Net cash (used in) provided by financing activities	(36,277)	34,591
Effect of exchange rate changes on cash and cash eqivalents	6,765	1,661
Net decrease in cash and cash equivalents	(4,330)	(41,541)
Cash and cash equivalents at beginning of period	76,690	78,042
Cash and cash equivalents at end of period	$72,360	$36,501

The accompanying notes are an integral part of these consolidated interim financial statements.

THE GENLYTE GROUP INCORPORATED
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
 AS OF SEPTEMBER 29, 2007
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

The financial information presented is unaudited; however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The year-end 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).  The financial information is presented in U.S. dollars and has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three and nine month periods ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year.

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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 29, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

(2) Acquisitions
Hanover Lantern in 2007:  On February 1, 2007, the Company acquired Hanover Lantern, Inc. (“Hanover”), which is located in Hanover, Pennsylvania.  Hanover was a privately held lighting fixture company servicing the outdoor commercial, decorative, municipal, and residential markets.  Hanover’s group of recognized products complements the Company’s current outdoor product lines.  The preliminary purchase price of $26,523 (including acquisition costs of $161) was financed with cash on hand.

The Hanover acquisition was accounted for using the purchase method of accounting.  The latest preliminary determination of the fair market value of net assets acquired resulted in an indicated excess of the purchase price over the fair value of the net assets acquired (goodwill) of $13,522.  The Company is awaiting its final determination of the fair value of intangible assets and property, plant, and equipment.  Accordingly, the amounts recorded could change as the purchase price allocation is finalized.  The operating results of Hanover have been included in the Company’s consolidated financial statements since the date of acquisition.  The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” and Article 11 of Regulation S-X have not been presented because Hanover is not considered a material acquisition.

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

In accordance with the purchase method of accounting, the total purchase price was allocated to the tangible and identifiable intangible assets and the liabilities of JJI based on their estimated fair values as of May 22, 2006.  The excess of the purchase price over the fair value of acquired assets and liabilities was allocated to goodwill.

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
AS OF SEPTEMBER 29, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

* Accrued expenses include $7,590 of additional pension liability to terminate the defined benefit plans related to domestic employees and $1,132 recorded under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”) to withdraw from multiemployer plans.

The Company’s statement of income reflects the sales and earnings of JJI, as well as increased net interest expense, and depreciation and amortization expenses resulting from the acquisition since the date of the acquisition.  On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of each period presented, the Company’s results for the three and nine months ended September 30, 2006 would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006
Net sales	$410,381	$1,161,140
Net income *	37,565	125,910
Earnings per share *	1.30	4.38

* Net income and earnings per share include a tax provision benefit of $24,715 ($0.86 per share) related to corporate tax restructuring and foreign currency exchange gain of $4,400 after tax ($0.15 per share) on the return of capital from Canada.

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

The Strand acquisition was accounted for using the purchase method of accounting.  The determination of the fair market value of net assets acquired resulted in an excess of the purchase price over the fair value of the net assets acquired (goodwill) of $5,222.  The operating results of Strand have been included in the Company’s consolidated financial statements since the date of acquisition.  The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” and Article 11 of Regulation S-X have not been presented because Strand is not considered a material acquisition.

Carsonite International Corporation in 2006:  On September 26, 2006, the Company acquired the assets of Carsonite International Corporation (“Carsonite”), a subsidiary of Omega Polymer Technologies, Inc. (“Omega”) as part of a restructuring undertaken by Omega.  The acquisition complements the Company’s current Shakespeare Composite Structures product offerings in the utility, roadway, and park and recreation markets.  Carsonite has one owned factory located in Varnville, SC and one leased factory located in Early Branch, SC.  The purchase price of $4,514 (including acquisition costs of $65) was financed with cash on hand.  No accounts payable or other liabilities were assumed as part of this transaction.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 29, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

The Carsonite acquisition was accounted for using the purchase method of accounting.  The determination of the fair market value of net assets acquired was the same as the purchase price; thus, no goodwill was recorded.  The operating results of Carsonite have been included in the Company’s consolidated financial statements since the date of acquisition.  The pro forma results and other disclosures required by SFAS No. 141, “Business Combinations,” and Article 11 of Regulation S-X have not been presented because Carsonite is not considered a material acquisition.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007.  As a result of the implementation of FIN No. 48, the Company recognized a $646 increase in the liability for unrecognized tax benefits.  This increase in liability resulted in a decrease to the January 1, 2007 retained earnings balance in the amount of $646 with no effect on deferred tax.  The amount of unrecognized tax benefits at January 1, 2007 is $8,463 of which $6,831 would impact the Company’s effective tax rate, if recognized.  There have been no material changes to the unrecognized tax benefits since adoption, other than discussed below.

The Company recognizes accrued interest, net of tax benefits, and penalties related to unrecognized tax benefits as part of the tax provision.  As of January 1, 2007, the Company had recorded liabilities of approximately $2,111 and $535 for the payment of interest and penalties, respectively.

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

During the second quarter of 2007 the Company entered into five-year voluntary disclosure agreements with three states previously included in the Company’s first quarter of 2007 FIN No. 48 analysis.  As a result of these agreements, the Company recognized a $1,263 benefit in reduced state tax, interest and penalty exposure.  Genlyte had four state income tax returns in the process of examination as of June 30, 2007.

During the third quarter of 2007 the Company entered into a voluntary disclosure agreement with a state previously included in the Company’s first and second quarter FIN No. 48 analysis.  As a result of this agreement, the Company recognized a $503 benefit in reduced state tax, interest, and penalty exposure.  Also during the third quarter of 2007, the 2003 federal, the 2002 state four-year, and the 2003 state three-year statutes of limitations closed.  As a result of

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 29, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

these regulatory statutes of limitations closing, the Company recognized a $676 benefit in reduced federal and state tax and interest exposure.

The Internal Revenue Service closed the 2004 audit during the quarter.  As a result of finalizing this audit, the Company recognized a $772 benefit in reduced federal tax and interest exposure.  The Company continues to have three state income tax audits in process at September 29, 2007.  The Company expects to reduce accrued tax liabilities by approximately $452 over the next twelve months due to the closing of certain state income tax returns.

The effective tax rate was 37.1% for the first nine months of 2007 compared to 22.6% for the first nine months of 2006.  The effective tax rate for the first nine months of 2006 was significantly lower than 2007, due to the above mentioned recognition of the $24,715 one-time tax benefit.  Excluding the one-time tax benefit, the effective tax rate for the first nine months of 2006 would have been 38.2%.  The effective tax rate for the first nine months of 2007 was lower than this adjusted 2006 rate primarily due to the 2006 recognition of $2,140 of additional tax expense, net of foreign tax credits, for the cash repatriation of $35,918 of earnings and capital from a wholly-owned subsidiary in Canada.  According to Accounting Principles Board (“APB”) No. 23 “Accounting for Income Taxes – Special Areas,” deferred taxes are to be immediately recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries.

(4) Comprehensive Income
Comprehensive income for the three months ended September 29, 2007 and September 30, 2006 follows:

	2007	2006
Net income	$40,134	$37,980
Gain (loss) on foreign currency translation	11,210	(120)
Loss on change in fair value of interest rate swaps	(498)	(1,009)
Total comprehensive income	$50,846	$36,851

Comprehensive income for the nine months ended September 29, 2007 and September 30, 2006 follows:

	2007	2006
Net income	$112,453	$122,484
Gain on foreign currency translation	23,798	5,676
Foreign currency translation gain recognized as income	-	(7,184)
Loss on change in fair value of interest rate swaps	(731)	(1,048)
Total comprehensive income	$135,520	$119,928

(5) Earnings Per Share
The calculation of the weighted average common shares outstanding assuming dilution for the three months ended September 29, 2007 and September 30, 2006 follows:

	2007	2006
	(Amounts in thousands)
Weighted average common shares outstanding	28,492	28,190
Incremental common shares issuable: Stock option plans	534	688
Weighted average common shares outstanding assuming dilution	29,026	28,878

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 29, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

The calculation of the weighted average common shares outstanding assuming dilution for the nine months ended September 29, 2007 and September 30, 2006 follows:

	2007	2006
	(Amounts in thousands)
Weighted average common shares outstanding	28,457	28,090
Incremental common shares issuable: Stock option plans	583	671
Weighted average common shares outstanding assuming dilution	29,040	28,761

(6) Retirement and Other Postretirement Benefit Plans
The components of net periodic benefit costs for U.S. and foreign pension plans and other postretirement plans for the three months ended September 29, 2007 and September 30, 2006 follow:

	U.S. Pension Plans		Foreign Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Costs
Service cost	$608	$628	$217	$160	$10	$9
Interest cost	1,682	1,604	268	172	71	72
Expected return on plan assets	(2,063)	(1,914)	(269)	(218)	-	-
Amortization of transitional items	-	-	(1)	(1)	-	-
Amortization of prior service cost	42	42	9	8	(7)	(7)
Recognized actuarial loss	95	236	40	13	17	19
Net pension expense for defined benefit plans	364	596	264	134	91	93
Defined contribution plans	1,601	2,053	361	463	-	-
Total benefit costs	$1,965	$2,649	$625	$597	$91	$93

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 29, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

The components of net periodic benefit costs for U.S. and foreign pension plans and other postretirement plans for the nine months ended September 29, 2007 and September 30, 2006 follow:

	U.S. Pension Plans		Foreign Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Costs
Service cost	$1,824	$1,884	$617	$472	$30	$27
Interest cost	5,046	4,812	768	507	213	216
Expected return on plan assets	(6,189)	(5,742)	(765)	(642)	-	-
Amortization of transitional items	-	-	(3)	(3)	-	-
Amortization of prior service cost	126	126	26	24	(21)	(21)
Recognized actuarial loss	285	708	114	38	51	57
Net pension expense for defined benefit plans	1,092	1,788	757	396	273	279
Defined contribution plans	4,718	5,341	1,050	1,176	-	-
Total benefit costs	$5,810	$7,129	$1,807	$1,572	$273	$279

(7) Short-term Investments
Short-term investments are classified as available-for-sale securities and are carried on the balance sheet at fair market value, which is equivalent to cost.  Short-term investments of $10,000 at September 29, 2007 consisted of AAA rated auction rate securities with original maturities ranging from four to 36 years.  However, these securities are callable at par value (cost) based on seven to 35 days notification to the bondholders and the Company intends to hold for less than one year.  Current period adjustments to the carrying value of available-for-sale securities would be included in accumulated other comprehensive income within stockholders’ equity.

As of August 2007, auctions for the Company’s investments in auction rate securities failed.  The failure resulted in the interest rate on these investments resetting at Libor plus 68 basis points.  While the Company now earns a premium interest rate on the investments, the investments are not liquid.  In the event the Company needs to access these funds, it will not be able to until a future auction on these investments is successful.  Since the secured assets within this investment remain notionally valued at approximately the original PAR value of the initial issuance, the Company did not record unrealized gains or losses associated with these investments, as they were not materially impaired.

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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 29, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

Changes in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the nine months ended September 29, 2007 and September 30, 2006 were as follows:

	2007	2006
Balance, beginning of period	$7,295	$4,587
Additions from companies acquired	219	2,222
Additions charged to expense	7,002	6,063
Deductions for repairs and replacements	(7,219)	(6,122)
Balance, end of period	$7,297	$6,750

(9) Long-Term Debt
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

(10) Treasury Stock
The Company uses the par value method to record purchases of treasury stock.  The excess of the par value of the common stock repurchased is allocated to additional paid-in capital.  On August 22, 2007, Genlyte’s Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common stock as of July 28, 2007, or 1,431,179 shares.  During the three months ended September 29, 2007, the Company repurchased 353,916 shares at an average price of $75.48 for an aggregate amount of $26,714.  The maximum number of shares remaining to repurchase under the plan is 1,077,263.  As of September 29, 2007 the company held a total of 2,169,852 shares of treasury stock.

(11) Stock Options
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

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 29, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company recognized $725 and $376 in stock-based compensation expense during the three months ended September 29, 2007 and September 30, 2006, respectively.  The Company recognized $1,737 and $644 in stock-based compensation expense during the nine months ended September 29, 2007 and September 30, 2006, respectively.  This expense was related to stock options granted in 2006 and 2007.

(12) Contingencies
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

Environmental Remediation:  The Company’s operations are subject to Federal, state, local, and foreign laws and regulations that have been enacted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment.  The Company establishes accruals for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated.  The Company had established accruals of $3,740 and $3,920 at September 29, 2007 and December 31, 2006, respectively, that relate to estimated environmental remediation plans at several Company facilities.  The Company believes these accruals are sufficient to cover estimated environmental costs at those dates; however, management continually evaluates the adequacy of those accruals, and they could change.

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
AS OF SEPTEMBER 29, 2007
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

(13) Segment Reporting
For management reporting and control, the Company’s businesses are divided into three operating segments: Commercial, Residential, and Industrial and Other.  Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”  At September 29, 2007 the operating segments were comprised as follows:

The Commercial segment includes those products that are distributed to commercial construction lighting markets including: retail, office, hospitality, school, institutional, healthcare, etc.  These end-users are similar in that they follow similar market drivers and utilize similar lighting products and distribution processes.

The Residential segment includes those products that are distributed to residential construction lighting markets including: single family homes, multi-family homes, apartment buildings, and residential sub-divisions.  These end-users are similar in that they follow similar market drivers and utilize similar lighting products and distribution processes.  These customers are differentiated from the Commercial segment, due to the type of products, the basic nature of the distribution process, and their end-user markets.

The Industrial and Other segment includes those products that are distributed to industrial construction lighting and other markets including: factories, warehouses, utilities, etc.  These end-users are similar in that they follow similar market drivers and utilize similar lighting products and distribution processes.  These customers are differentiated from the Commercial and Residential segments, due to the type of products and the basic nature of the distribution process.

Intersegment sales are immaterial and eliminated in consolidation and therefore not presented in the table below.  Corporate expenses are allocated to the segments.  Information about the Company’s operating segments for the three months ended September 29, 2007 and September 30, 2006 follows:

	Commercial	Residential	Industrial and Other	Total
2007 *
Net sales	$318,924	$52,678	$47,232	$418,834
Operating profit	48,687	9,400	7,322	65,409

2006 *
Net sales	$302,572	$60,105	$47,704	$410,381
Operating profit	43,037	11,556	7,122	61,715

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 29, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

Information about the Company’s operating segments for the nine months ended September 29, 2007 and September 30, 2006 follows:

	Commercial	Residential	Industrial and Other	Total
2007 *
Net sales	$910,898	$163,381	$147,833	$1,222,112
Operating profit	134,707	27,022	21,876	183,605

2006 *
Net sales	$796,402	$173,913	$135,334	$1,105,649
Operating profit	107,666	31,311	17,568	156,545

* During the third quarter of 2007, the Company changed the reporting of certain products between the Commercial, Residential, and Industrial and Other segments.  The segment information presented above has been revised to reflect these changes in product classification.

The Company has operations throughout North America.  Foreign net sales and operating profit are primarily from Canadian operations, with a minor amount in Germany and Hong Kong.  The amounts below are attributed to each country based on the selling division’s location.  Information about the Company’s operations by geographical area for the three months ended September 29, 2007 and September 30, 2006 follows:

	United States	Canada	Other Foreign	Total
2007
Net sales	$335,300	$73,559	$9,975	$418,834
Operating profit	53,137	12,179	93	65,409

2006
Net sales	$329,439	$69,968	$10,974	$410,381
Operating profit	46,678	13,993	1,044	61,715

Information about the Company’s operations by geographical area for the nine months ended September 29, 2007 and September 30, 2006 follows:

	United States	Canada	Other Foreign	Total
2007
Net sales	$994,681	$197,559	$29,872	$1,222,112
Operating profit	152,539	30,051	1,015	183,605

2006
Net sales	$907,165	$183,945	$14,539	$1,105,649
Operating profit	126,916	28,304	1,325	156,545

No material changes have occurred in total assets or long-lived assets since December 31, 2006.

THE GENLYTE GROUP INCORPORATED
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
AS OF SEPTEMBER 29, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

(14) Subsequent Event
From October 31, 2007 through November 2, 2007, the Company repurchased 223,233 shares at an average price of $63.80 for an aggregate amount of $14,243.  The maximum number of shares remaining to repurchase under the plan is 854,030.

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

OVERVIEW

We consider ourselves the second largest manufacturer of lighting fixtures in North America, and the largest company in North America devoted exclusively to selling lighting fixtures, controls, and related products.  We participate primarily in the commercial market, but also have a considerable position in the residential and industrial markets.

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

We consider ourselves the industry leader in product innovation, with a focus on energy efficiency.  Our goal is to generate 30% of annual sales from new products released within the past three years, and find that our most profitable divisions achieve or come very close to the 30% goal.  We are committed to growth through market share penetration and strategic acquisitions.  We seek to grow our business at least 10% each year – 5% through internal growth (current and new products and markets) and 5% through strategic acquisitions.  Since the formation of GTG in 1998, we have acquired twelve companies, in addition to the 32% minority interest in GTG.

We operate primarily in the commercial lighting markets, with 74.5% of our net sales for the first nine months of 2007 coming from the Commercial segment.  Our commercial indoor and outdoor lighting business activity accelerated during 2006 and continued growing through the end of the third quarter of 2007 (although at a slower rate); while our Industrial and Other segment continued to produce positive results.  The non-residential markets, including educational, offices, healthcare, hotels and restaurants, are experiencing moderate growth.  The Residential segment significantly weakened during the fourth quarter of 2006 and remained weak through the end of the third quarter of 2007 primarily due to a decrease in new home construction; however, the rate of the slowdown seems to have flattened.  Our total net sales during the first nine months of 2007 grew by 10.5% compared to 2006 and our Commercial and Industrial and Other segments also enjoyed solid sales growth of 14.4% and 9.2%, respectively.  However, our Residential segment declined 6.1% compared to the first nine months of 2006.

Even though the cost of steel leveled off in 2006, it began another upward trend in the first nine months of 2007.  In addition, we continue to see year-over-year cost increases related to aluminum, copper, ballasts, corrugated packaging and energy.  These increases began to impact our product costs in the second half of 2004, continued to have a significant impact through the third quarter of 2007, and are expected to continue to impact results during the remainder of 2007.  We will continue to diligently improve cost control and production efficiency, while attempting to improve margins by optimizing product mix with higher value-added products and constantly evaluating our pricing strategies.

In response to realized and potential cost increases, we announced incremental price increases effective with June 2006 orders.  Many of our divisions implemented additional price increases ranging from 3% to 12% effective at various times during the first quarter of 2007 and additional price increases ranging from 3% to 12% effective during July 2007.  We are encouraged by the success of our new product and pricing strategies, which help protect our margins.  Specifically, our ongoing industry leadership in product development and excellence in the order and quotation process further boosts the success of our price increases.  As a result, our third quarter 2007 gross profit margin increased to 41.2% compared to 40.4% last year and the operating profit margin increased during the third quarter of 2007 to 15.6% from 15.0% last year.  We continued to experience a year-over-year benefit from the price increases and estimate that approximately 2% of the net sales increase during the third quarter of 2007 was due to price.  We did not necessarily expect to attain the full amount of the announced price increases due to competitive pressures, but we believe that holding a significant portion of the price increases contributed to our successful third quarter.  In order to maintain these net sales and margin improvements going forward, we will continue to periodically evaluate our pricing strategies.

Cost containment actions, such as the 2005 consolidation of our San Leandro, California and San Marcos, Texas manufacturing facilities into an entirely new manufacturing facility in San Marcos, enable continuous cost and quality improvements.  The new facility is now fully operational with significant sales and earnings improvements compared to last year when we incurred $2.2 million in relocation expenses and start-up inefficiencies during the first nine months of 2006.  We also completed automation and expansion projects in the last few years at our facilities in Massachusetts, Mississippi, South Carolina, and Ontario.  We elected to reinforce our efficient North American production capabilities, which include 35 vertically integrated factories accounting for over 80% of our total production, because of our dedication to superior customer service for our make-to-order specification business.

Genlyte’s acquisitions of Hanover Lantern (“Hanover”), which was effective on February 1, 2007; JJI Lighting Group Incorporated (“JJI”), which was effective on May 22, 2006; Strand Lighting (“Strand”), which was effective on July 11, 2006; and Carsonite International (“Carsonite”), which was effective on September 26, 2006; significantly impacted Genlyte’s financial condition, results of operations, and liquidity for the first nine months of 2007 compared to the first nine months of 2006.  The financing of acquisitions decreased cash, cash equivalents, and short-term investments approximately $85.3 million, increased debt approximately $77.5 million, and resulted in increased values for most of the balance sheet captions. The combination of the acquisitions significantly impacted net income during the first nine months of 2007; however, we expect the acquisitions to have a less significant comparative impact during the remainder of the year since JJI, Strand, and Carsonite operated within Genlyte during the fourth quarter of 2006.

The results for the first nine months of 2006 were significantly impacted by some notable items that affected the comparability with the first nine months of 2007.  Specifically, we recognized a $24.7 million tax benefit related to an election by GTG changing from partnership to corporate status for income tax reporting purposes.  As a result, deferred taxes accumulated on the outside basis of GTG in excess of the deferred taxes on GTG’s inside basis, were recognized through the tax provision as a benefit to net income.  This tax benefit was partially offset by $2.1 million of additional tax expense for a dividend of foreign subsidiary earnings.  In addition, we recognized a $7.2 million foreign currency exchange gain related to the return of capital from Canada, which was used to fund the acquisition of JJI.  Also, we incurred $2.2 million of operating expenses and start-up inefficiencies in the first nine months of 2006 related to the San Marcos employee relocation, plant consolidation, and severance pay.

RESULTS OF OPERATIONS

Comparison of Third quarter 2007 to Third quarter 2006
Net sales for the third quarter of 2007 were $418.8 million, an increase of 2.1% compared to 2006 third quarter net sales of $410.4 million.  Net sales for the Commercial segment increased by 5.4%, while net sales for the Residential segment decreased by 12.4% and net sales for the Industrial and Other segment decreased by 1.0%.  The combination of the realization of previously announced price increases, acquisitions of Carsonite and Hanover, and favorable commercial construction activity helped us achieve higher net sales in the third quarter of 2007, but was substantially offset by the decline in the residential market.  Net sales for comparable operations, excluding the acquisition impact of 2.5%, decreased 0.4% during the third quarter of 2007 compared to the third quarter of 2006.  It should be noted that the year-over-year net sales change was negatively impacted by the strong third quarter in 2006 (a previous record quarter), in which net sales increased 26% over prior year.

We initiated price increases ranging from 5% to 15% effective for orders released for shipment after June 2006, price increases ranging from 3% to 12% effective at various times during the first quarter of 2007, and price increases at select divisions ranging from 3% to 12% during July 2007.  The traditional volume and price sales analysis in the lighting industry is very difficult to calculate due to product mix which includes thousands of different products and multiple variations on most products.  Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

Net sales for U.S. operations increased 1.8%, while net sales for the Canadian operations increased 5.1% compared to the third quarter of 2006.  Without the recent acquisitions (3.1% of net sales for U.S. operations) that impacted the third quarter comparison, which consist entirely of U.S. operations, net sales for U.S. operations decreased 1.3% compared to the third quarter of 2006.  The decrease was primarily due to the decline in the residential market plus the strong third quarter of 2006, offset by a combination of price increases, new product offerings, and continued strength in our entertainment and healthcare lighting products.  The stronger Canadian dollar during the third quarter of 2007 compared to 2006 increased U.S. dollar sales of Canadian operations by $5.2 million.  If the exchange rate had remained constant, net sales of Canadian operations would have decreased 2.2%.  Net sales for Canadian operations decreased compared to the prior year due to the decline in the residential market combined with pressure from U.S. imports and the strong third quarter in 2006; which was slightly offset by a combination of price increases, new product offerings, and continued strength in our institutional and healthcare lighting products.

We operate primarily in the commercial lighting markets, with 76.1% of our third quarter 2007 net sales coming from the Commercial segment.  This percentage is up from 73.7% in third quarter 2006.  Net sales of $318.9 million for the Commercial segment during the third quarter of 2007 increased 5.4% from third quarter 2006 net sales of $302.6 million.  The third quarter 2007 net sales for comparable operations, excluding the acquisition impact of 1.3%, increased 4.1% over prior year.  Of the 4.1% organic growth in the Commercial segment, we estimate that 1.8% is related to price increase, 0.7% is related to an increase in volume, and 1.6% is related to a foreign exchange rate benefit.  The improvement in the commercial market is led by strength in the institutional and healthcare construction and entertainment lighting products.  The slight volume increase is primarily due to a more normal sales level following the strong third quarter in 2006, in which net sales were up 26%.

Residential segment net sales of $52.7 million in the third quarter of 2007 (12.6% of total Company net sales) compared to $60.1 million in the third quarter of 2006 (14.6% of total Company net sales), decreased by 12.4%.  However, excluding the acquisition impact of 4.8%, the Residential segment net sales actually decreased by 17.2% due to a weaker residential construction market.

The Industrial and Other segment accounts for all remaining net sales and was 11.3% of total Company net sales for the third quarter of 2007 and 11.7% for the third quarter of 2006.  Net sales of $47.2 million for the Industrial and Other segment in the third quarter of 2007 decreased 1.0% from the third quarter of 2006 net sales of $47.7 million.  The Industrial and Other segment also realized a significant benefit from recent acquisitions.  The third quarter 2007 net sales for comparable operations, excluding the acquisition impact of 6.8%, decreased 7.8% over prior year primarily due to a decrease in volume related to an increase in offshore competition and our unwillingness to compete for low margin business.

Cost of sales for the third quarter of 2007 was 58.8% of net sales, compared to 59.6% in the third quarter of 2006.  Even though the market has experienced significant increases in the cost of copper, aluminum, zinc coatings, ballasts, inbound freight, energy, and group health insurance, we have been able to improve our gross profit margin percentage to 41.2% in the third quarter of 2007, compared to 40.4% in the third quarter of 2006.  The increased gross profit margin is primarily attributed to the price increases previously discussed.  In addition, the product mix of higher value-added products and our de-emphasis of lower margin business helped overall margins.  In order to maintain the gross profit margin improvements, we will continue to periodically evaluate our pricing strategies.

Selling and administrative expenses for the third quarter of 2007 were 25.4% of net sales, compared to 24.9% in the third quarter of 2006.  The selling and administrative expenses as a percentage of net sales increased from prior year primarily due to currency transaction (losses) and gains, which were $(2.8) million and $4 thousand for the third quarter of 2007 and 2006, respectively.  Excluding the foreign currency transaction losses, selling and administrative expenses for the third quarter of 2007 and 2006 were 24.7% and 24.9% of net sales, respectively.

As mentioned above, during the third quarter of 2007, we recorded a $2.8 million ($1.8 million after-tax) net loss in selling and administrative expenses related to foreign currency transaction gains and losses primarily on Canadian division cash, accounts receivable, and accounts payable balances denominated in U.S. dollars.  In a period of a strengthening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction losses.  The opposite would occur in a period of a weakening Canadian dollar.  We do not hedge this activity with derivative financial instruments and therefore are exposed to future gains or losses based on levels of cash, accounts receivable and accounts payable denominated in U.S. dollars at Canadian operations and the fluctuation of the Canadian dollar exchange rates.

The strength of the Canadian dollar compared to the third quarter of last year resulted in an $843 thousand benefit ($539 thousand after income taxes) from translating operating income of Canadian operations at a higher exchange rate than the third quarter of 2006.  In addition, the strengthening Canadian dollar from the second quarter of 2007 resulted in an $11.2 million foreign currency translation adjustment gain (net of tax), which increased accumulated other comprehensive income during the third quarter of 2007.  In the third quarter of 2006, the weakening Canadian dollar compared to the second quarter of 2006 resulted in a $120 thousand foreign currency translation adjustment loss (net of tax).  Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

In the third quarter of 2007, interest expense was $2.1 million and interest income was $493 thousand (net interest expense of $1.6 million).  During the third quarter of 2006, interest expense was $3.1 million and interest income was $307 thousand (net interest expense of $2.7 million).  Since average cash and short-term investment balances were higher in the third quarter of 2007 compared to 2006, we recognized higher interest income in the third quarter of 2007.  Further, interest expense was lower in the third quarter of 2007 compared to 2006 due to the significant repayment of debt, a portion of which was borrowed in 2006 to finance the acquisition of JJI.

The effective tax rate was 37.1% for the third quarter of 2007 compared to 35.6% for the third quarter of 2006.  The effective tax rate increased after finalizing prior year tax return filings and adjusting valuation allowances for certain deferred tax assets not expected to be realized.  Going forward we expect the consolidated rate to be approximately 37%.

Net income for the third quarter of 2007 was $40.1 million ($1.38 per diluted share), an increase of 5.7% compared to the third quarter 2006 net income of $38.0 million ($1.32 per diluted share).  Net income in the third quarter of 2007 benefited from the acquisitions of Hanover, which was effective on February 1, 2007 and Carsonite, which was effective on September 26, 2006.  Excluding recent acquisitions, net income for the third quarter of 2007 would have increased 3.1% over prior year.  The combination of adding new products, maintaining previously announced price increases, and cost containment strategies helped us achieve higher comparable net income in the third quarter of 2007.

Comparison of the First Nine Months of 2007 to the First Nine Months of 2006
Net sales for the first nine months of 2007 were $1,222.1 million, an increase of 10.5% compared to the first nine months of 2006 net sales of $1,105.6 million.  Net sales for the Commercial segment increased by 14.4% and net sales for the Industrial and Other segment increased by 9.2%, while net sales for the Residential segment decreased by 6.1%.  The combination of the realization of previously announced price increases, acquisitions of JJI, Strand, Carsonite and Hanover, and favorable commercial construction activity helped us achieve higher net sales in the first nine months of 2007, but was somewhat offset by a decline in the residential market.  Net sales for comparable operations, excluding the acquisition impact of 8.5%, increased 2.0% during the first nine months of 2007 compared to the first nine months of 2006.

We initiated price increases ranging from 5% to 15% effective for orders released for shipment after June 2006, price increases ranging from 3% to 12% effective at various times during the first quarter of 2007, and price increases at select divisions ranging from 3% to 12% effective during July 2007.  Overall, we believe that approximately 2% of the net sales increase during the first nine months of 2007 was related to price increases, with acquisitions accounting for the remaining increase.  The traditional volume and price sales analysis in the lighting industry is very difficult to calculate due to product mix which includes thousands of different products and multiple variations on most products.  Any conclusions related to the effect of volume versus price are mixed across segments, divisions, product lines, geographic base, and customer profiles.

Net sales for U.S. operations increased 9.6%, while net sales for the Canadian operations increased 7.4% compared to the first nine months of 2006.  Without recent acquisitions (8.6% of net sales for U.S. operations), which primarily consist of U.S. operations but also include small operations in Germany and Hong Kong, net sales for U.S. operations increased 1.0% compared to the first nine months of 2006.  The increase was primarily due to a combination of price increases, new product offerings, and continued strength in our entertainment and outdoor lighting products; but was substantially offset by the decline in the residential market.  The stronger Canadian dollar during the first nine months of 2007 compared to 2006 increased U.S. dollar sales of Canadian operations by $5.9 million.  If the exchange rate had remained constant, net sales of Canadian operations would have increased 4.2%.  Net sales for Canadian operations increased compared to the prior year due to a combination of price increases, new product offerings, and continued strength in our HID and outdoor lighting products.

We operate primarily in the commercial lighting markets, with 74.5% of our net sales for the first nine months of 2007 coming from the Commercial segment.  This percentage is up from 72.0% in the first nine months 2006.  Net sales of $910.9 million for the Commercial segment during the first nine months of 2007 increased 14.4% from the first nine months of 2006 net sales of $796.4 million.  The majority of the recent acquisitions are in the Commercial segment.  The first nine months of 2007 net sales for comparable operations, excluding the acquisition impact of 8.8%, increased 5.6% over prior year.  Of the 5.6% organic growth in the Commercial segment, we estimate that 2.8% is related to price increases, 2.1% is related to additional volume, and 0.7% is due to exchange rate.  The improvement in the commercial market is led by strength in the institutional and healthcare construction, as well as our entertainment and outdoor lighting products.  In addition, the Energy Policy Act of 2005, which provides tax incentives to install energy-efficient interior lighting systems, also contributed to the volume increase in the Commercial segment.

Residential segment net sales of $163.4 million in the first nine months of 2007 (13.4% of total Company net sales) compared to $173.9 million in the first nine months of 2006 (15.7% of total Company net sales), decreased by 6.1%.  However, excluding acquisition impact of 5.4%, the Residential segment net sales actually decreased by 11.5% due to a weaker residential construction market.

The Industrial and Other segment accounts for all remaining net sales and was 12.1% of total Company net sales for the first nine months of 2007 and 12.3% for the first nine months of 2006.  Net sales of $147.8 million for the Industrial and Other segment in the first nine months of 2007 increased 9.2% from the first nine months of 2006 net sales of $135.3 million.  The Industrial and Other segment also realized a significant benefit from recent acquisitions.  The first nine months of 2007 net sales for comparable operations, excluding the acquisition impact of 11.0%, decreased 1.8% over prior year, primarily due to a decrease in volume related to an increase in offshore competition and our unwillingness to compete for low margin business.

Cost of sales for the first nine months of 2007 was 59.4% of net sales, compared to 60.6% in the first nine months of 2006.  Even though the market has experienced significant increases in the cost of copper, aluminum, zinc coatings, ballasts, inbound freight, energy, and group health insurance, we have been able to improve our gross profit margin percentage to 40.6% in the first nine months of 2007, compared to 39.4% in the first nine months of 2006.  The increased gross profit margin is primarily attributed to the price increases previously discussed.  In addition, the product mix of higher value-added products and our de-emphasis of lower margin business helped overall margins.  In order to maintain the gross profit margin improvements, we will continue to periodically evaluate our pricing strategies.

Selling and administrative expenses for the first nine months of 2007 were 25.4% of net sales, compared to 25.0% in the first nine months of 2006.  The selling and administrative expenses as a percentage of net sales increased from prior year primarily due to the acquisitions of JJI, Strand, Carsonite, and Hanover (which have higher selling and administrative expenses as a percentage of sales than the rest of the Company).  In addition, currency transaction losses of $5.4 million and $989 thousand for the first nine months of 2007 and 2006, respectively, are included in selling and administrative expenses.  Excluding the acquisitions and the foreign currency transaction losses, selling and administrative expenses for the first nine months of 2007 and 2006 were 24.6% and 24.9% of net sales, respectively.  This decrease is primarily due to decreases in audit, legal, and bad debt expenses, slightly offset by higher stock option expense.

As mentioned above, we recorded a $5.4 million ($3.5 million after income taxes) net loss during the first nine months of 2007 in selling and administrative expenses related to foreign currency transaction gains and losses primarily on Canadian division cash, accounts receivable, and accounts payable balances denominated in U.S. dollars.  In a period of a strengthening Canadian dollar, net assets denominated in U.S. dollars at the Canadian divisions result in currency transaction losses.  The opposite would occur in a period of a weakening Canadian dollar.  During the first nine months of 2006, we recorded a net currency transaction loss of $989 thousand ($670 thousand after income taxes).  We do not hedge this activity with derivative financial instruments and therefore are exposed to future gains or losses based on levels of cash, accounts receivable and accounts payable denominated in U.S. dollars at Canadian divisions and the fluctuation of the Canadian dollar exchange rates.

The strength of the Canadian dollar compared to the first nine months of last year resulted in a $926 thousand pre-tax benefit, or a positive net income impact of $592 thousand after income taxes, from translating operating income of Canadian divisions at a higher exchange rate than the first nine months of 2006.  In addition, the strengthening Canadian dollar from year-end resulted in a $23.8 million foreign currency translation adjustment (“CTA”) gain (net of tax), which increased accumulated other comprehensive income during the first nine months of 2007.  In the first nine months of 2006, the strengthening Canadian dollar resulted in a $5.7 million CTA gain (net of tax).  However, CTA actually decreased accumulated other comprehensive income during the first nine months of 2006 by $1.5 million, due to the $7.2 million reduction in CTA related to the foreign currency exchange gain from returning capital from Canada.  Other comprehensive income is reflected in stockholders’ equity in the balance sheet and is not reflected in results of operations in the statement of income.

In the first nine months of 2007, interest expense was $6.3 million and interest income was $1.3 million (net interest expense of $5.0 million).  During the first nine months of 2006, interest expense was $7.2 million and interest income was $1.6 million (net interest expense of $5.6 million).  Since average cash and short-term investment balances were lower during the first nine months of 2007 compared to 2006, we recognized lower interest income in the first nine months of 2007.  Further, interest expense was lower in the first nine months of 2007 compared to 2006 due to the significant repayment of debt, which was borrowed in 2006 to finance the acquisition of JJI.

The effective tax rate was 37.1% for the first nine months of 2007 compared to 22.6% for the first nine months of 2006.  The effective tax rate for the first nine months of 2006 was significantly lower than 2007, due to the requirement to recognize a $24.7 million one-time tax provision benefit related to the change in corporate structuring of GTG from partnership status to corporate status for income tax reporting purposes.  As a result, deferred taxes accumulated on the outside basis of GTG in excess of the deferred taxes on GTG’s inside basis were recognized through the provision into net income.  Excluding the tax benefit, the effective tax rate for the first nine months of 2006 would have been 38.2%.  The effective tax rate for the first nine months of 2007 was lower than this adjusted 2006 rate primarily due to the recognition in 2006 of $2.1 million of additional tax expense, net of foreign tax credits, for the cash repatriation of $35.9 million in earnings and capital from a wholly-owned subsidiary in Canada.  According to Accounting Principles Board (“APB”) No. 23 “Accounting for Income Taxes – Special Areas,” deferred taxes are to be immediately recorded upon the determination of repatriating undistributed earnings of non-U.S. subsidiaries.

Net income for the first nine months of 2007 was $112.5 million ($3.87 per diluted share), a decrease of 8.2% compared to the first nine months 2006 net income of $122.5 million ($4.26 per diluted share).  Net income in the first nine months of 2006 benefited primarily from the $24.7 million ($0.86 per diluted share) one-time tax provision benefit mentioned above, in addition to the $7.2 million or $4.4 million after-tax ($0.15 per diluted share) foreign currency exchange gain related to the return of capital from Canada, which was used to fund the acquisition of JJI.  Excluding the one-time tax provision benefit and the foreign currency exchange gain, net income for the first nine months of 2007 increased 20.4% over the 2006 adjusted net income of $93.4 million.  Net income in the first nine months of 2007 benefited from the acquisitions of Hanover, which was effective on February 1, 2007; JJI, which was effective on May 22, 2006; Strand, which was effective on July 11, 2006; and Carsonite, which was effective on September 26, 2006.  Excluding the one-time tax provision benefit, the foreign currency translation benefit, and recent acquisitions, net income for the first nine months of 2007 would have increased 12.9% over prior year.  The combination of adding new products, maintaining previously announced price increases, and cost containment strategies helped us achieve higher comparable net income in the first nine months of 2007.

Outlook for the Future

The recovery in the commercial construction market, which began in the first quarter of 2006, continued through the third quarter of 2007, and forecasts remain generally optimistic.  Office vacancy rates and hospitality occupancy rates are improving; however, we are realizing pockets of softness in the light commercial, suburban retail, office, restaurant, and stock and flow goods markets in geographic areas where residential construction has previously slowed.  We continue to see strength in sales for the institutional and healthcare construction businesses; as well as the theatrical and entertainment businesses.  In addition, the overall cost of building materials and tightening of credit seem to be dampening some of the momentum.  Our outlook for the overall commercial construction market is continued growth through mid 2008.

The residential lighting market was significantly weaker during the fourth quarter of 2006 as it started to realize the downturn in residential construction and remained weak into the third quarter of 2007, although the rate of the slowdown seemed to flatten.  The downturn in the residential market could continue to impact the smaller commercial construction projects, such as strip shopping malls, small hotels, restaurants, banks, etc., which generally follow the trend in the residential market.  However, we plan to offset this decline by focusing our efforts on new product development and developing new markets and opportunities for growth.

Even though the cost of steel leveled off in 2006, it began another upward trend in the first quarter of 2007 and we expect steel to further increase during the remainder of 2007.  In addition, we continue to see year-over-year cost increases related to aluminum, copper, ballasts, corrugated packaging and energy.  These increases began to impact our product costs in 2004 and are expected to continue to impact results through the remainder of 2007.  We will continue to diligently improve cost control and production efficiency, while attempting to improve profit margins through a better product mix with higher value-added products and periodic evaluation of our pricing strategies.

In response to realized and potential cost increases, we announced price increases ranging from 5% to 15% effective with June 2006 orders, price increases ranging from 3% to 12% effective at various times during the first quarter of 2007, and price increases at select divisions ranging from 3% to 12% effective during July 2007.  Price increases are always subject to competitive pressure, and we do not necessarily expect to attain the full amount of the announced increases, but we believe we have attained enough of the price increases to more than offset the known or current cost increases.  In order to maintain net sales and profit margin improvements going forward, we will continue to periodically evaluate our pricing strategies.

Genlyte’s acquisitions of JJI, which was effective on May 22, 2006; Strand, which was effective on July 11, 2006; and Carsonite, which was effective on September 26, 2006; will have a less significant impact on net sales and net income comparisons to 2006 during the remainder of 2007 since these businesses operated within Genlyte during the fourth quarter of 2006.

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

We were in a net debt position (total debt exceeded cash, cash equivalents, and short-term investments by $46.1 million) at September 29, 2007, compared to net debt of $71.2 million at December 31, 2006.  Total debt decreased to $128.4 million at September 29, 2007, compared to $147.9 million at December 31, 2006, while cash, cash equivalents, and short-term investments increased to $82.4 million at September 29, 2007 compared to $76.7 million at December 31, 2006.  Despite spending $24.3 million for acquisitions (net of cash received) and $26.7 million to purchase treasury stock during the first nine months of 2007, we were able to decrease net debt and increase cash, cash equivalents, and short-term investments from year-end primarily due to the strong cash flow from operations of $64.5 million in the third quarter of 2007.

Working capital at September 29, 2007 was $254.8 million, compared to $171.7 million at December 31, 2006.  This increase was primarily due to a $53.1 million increase in accounts receivable, a $16.1 million decrease in accrued expenses and a $20.8 million decrease in short-term debt, which was offset by a $17.8 million decrease in inventory.  The accounts receivable increase reflects a 10.5% growth in sales for the third quarter of 2007 compared to the fourth quarter of 2006.  Accounts receivable as a percentage of sales is normally at the lowest point of the year at the end of December as collection efforts are heightened.  In addition, the decrease in accrued expenses is due to payments of accrued liabilities for incentive compensation, defined contribution plan contributions, and customer rebates, which are accrued during the year, reach their highest amount at the end of the year, and are paid out in the first quarter of the next year.  Inventory was lower at September 29, 2007 compared to December 31, 2006 primarily due to a focus to reduce inventory levels of residential lighting fixtures in the wake of the residential market downturn.  The current ratio (current assets divided by current liabilities) was 1.8 at September 29, 2007, compared to 1.5 at December 31, 2006.

The ratio of total debt to total capital employed (total debt divided by stockholder’s equity and total debt) at September 29, 2007 was 13.4%, compared to 17.3% at December 31, 2006. Considering our expected strong cash flow, we believe this level of debt is manageable.

Short-term investments of $10.0 million at September 29, 2007 consisted of AAA rated auction rate securities with original maturities ranging from four to 36 years.  However, these securities are callable at par value (cost) based on seven to 35 days notification to the bondholders and management intends to hold for less than one year.  As of August 2007, auctions for our investments in auction rate securities failed.  The failure resulted in the interest rate on these investments resetting at Libor plus 68 basis points.  While we now earn a premium interest rate on the investments, the investments are not liquid.  In the event we need to access these funds, we will not be able to until a future auction on these investments is successful.  Since the secured assets within this investment remain notionally valued at approximately the original PAR value of the initial issuance, we did not record unrealized gains or losses associated with these investments, as they were not materially impaired.

Summary of Cash Flows
A summary of the consolidated statements of cash flows for the nine months ended September 29, 2007 and September 30, 2006 follows:

(Dollars in thousands)	2007	2006
Cash provided by operating activities	$83,093	$53,755
Cash used in investing activities	(57,911)	(131,548)
Cash (used in) provided by financing activities	(36,277)	34,591
Effect of exchange rate changes	6,765	1,661
Net decrease in cash and cash equivalents	$(4,330)	$(41,541)

During the first nine months of 2007, we provided $83.1 million cash from operating activities, compared to providing $53.8 million during the first nine months of 2006.  The primary reasons for the increase relate to higher net income in 2007 compared to 2006, excluding the one-time tax provision benefit and the one-time foreign currency exchange gain, and decreases in inventories and accrued expenses during 2007, which were previously explained in the working capital discussion.

Cash used in investing activities during the first nine months of 2007 was $57.9 million, including $22.0 million of recent acquisitions (net of cash received) and $10.0 million used to purchase short-term investments.  Cash used in investing activities during the first nine months of 2006 was $131.5 million, including $131.8 million of cash used to acquire (net of cash received) JJI, Strand, and Carsonite.  In addition, purchases of plant and equipment in the first nine months of 2007 of $26.0 million were $8.3 million higher than the first nine months of 2006.  The increase in capital spending in the first nine months of 2007 was primarily due to investments in flexible manufacturing equipment, plus the increased capital expenditures related to businesses recently acquired.  Further, in the first nine months of 2006, proceeds from sales of short-term investments of $17.9 million were used to fund the acquisition of JJI.

Cash used in financing activities during the first nine months of 2007 was $36.3 million, with $21.2 million in net repayments of short-term and long-term debt.  Also, $26.7 million was used to purchase treasury stock and $11.3 million was provided by cash and tax benefits from the exercise of stock options.  Cash provided by financing activities during the first nine months of 2006 was $34.6 million, primarily with $21.2 million in net proceeds of short-term and long-term debt.  In addition, $8.7 million was provided by cash and tax benefits from the exercise of stock options and $4.7 million was provided for disbursements outstanding.

As mentioned above, we repurchased $26.7 million, or 353,916 shares at an average price of $75.48, in treasury stock during the third quarter.   As approved by Genlyte’s Board of Directors on August 22, 2007, 1,077,263 shares remain to be repurchased under the stock repurchase plan.

We are confident that currently available cash and cash equivalents, combined with internally generated funds, will be sufficient to fund capital expenditures, purchase treasury stock, as well as fund any increase in working capital required to accommodate business needs in the next year.  We continue to seek opportunities to acquire businesses that fit our strategic growth plans.  We believe adequate financing for any such investments will be available through cash on hand, future borrowings, or equity offerings.

Debt and Other Contractual Obligations
Genlyte has credit facilities consisting of a $260.0 million U.S. revolving credit facility and a $27.0 million (in Canadian dollars) Canadian revolving credit facility with a syndicate of eleven banks maturing on October 31, 2010.  According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged.

As disclosed in note (12) “Long-term and Short-term Debt” in our Annual Report on Form 10-K for the year ended December 31, 2006, our credit facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature.  The credit facilities also require us to provide a no default letter from our independent registered public accounting firm within 90 days of our fiscal year end.  In May 2007, we determined that we were not in compliance with this requirement relating to the years ended December 31, 2005 and 2006.  On May 22, 2007, we obtained a waiver for this requirement for the years ended December 31, 2005 and 2006.  As of September 29, 2007, we were in compliance with all of the covenants under our existing credit facilities.

Our long-term debt at September 29, 2007 consisted of $50.0 million outstanding from the $260.0 million U.S. revolving credit facility, $11.8 million in industrial revenue bonds, and $1.1 million in other long-term debt.  The revolving credit facilities are unsecured.  At September 29, 2007, we had $21.1 million in outstanding letters of credit under the U.S. revolving credit facility, which reduce the amount available to borrow and guarantee the industrial revenue bonds as well as insurance accruals.  We had an additional $1.4 million in letters of credit at September 29, 2007 that were acquired with Hanover.

Our short-term debt at September 29, 2007 consisted of a U.S. asset backed securitization (“ABS”) agreement for $100 million “on balance sheet” financing, entered into by Genlyte and its wholly owned subsidiary, Genlyte Receivables Corporation, which matured on July 31, 2007 and was subsequently renewed for one additional year.  The ABS agreement now expires on July 25, 2008.  GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity which pledges the accounts receivable as collateral.  As of September 29, 2007, our short-term debt consisted of $65.6 million outstanding under the ABS agreement.  Net trade accounts receivable pledged as collateral for the ABS loan were $187.0 million at September 29, 2007.

Other

For the first nine months of 2007 and 2006, 18.6% and 18.0%, respectively, of our net sales were generated from foreign operations, which are primarily in Canada.  International operations are subject to fluctuations in currency exchange rates.  We monitor our currency exposure in each country, but do not actively hedge or use derivative financial instruments to manage exchange rate risk.  We cannot predict future foreign currency fluctuations, which have and will continue to affect our balance sheet and statement of income.  The cumulative effect of foreign currency translation adjustments, included in accumulated other comprehensive income, a component of stockholders’ equity, was a $43.0 million gain as of September 29, 2007.  Such adjustments were a gain of $23.8 million and a loss of $1.5 million for the nine months ended September 29, 2007 and September 30, 2006, respectively.  Pre-tax losses from translation of foreign currency transactions, which are recorded in selling and administrative expenses, were $5.4 million and $989 thousand for the nine months ended September 29, 2007 and September 30, 2006, respectively.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents a summary of stock repurchases for the quarter ended September 29, 2007.

Period	Shares Repurchased (1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

July 30, 2007 - August 25, 2007	241,154	$74.90	1,190,025
August 27, 2007 - September 29, 2007	112,762	$76.71	1,077,263
Total	353,916	$75.48	1,077,263

(1)  On August 22, 2007, Genlyte’s Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common stock as of July 28, 2007, or 1,431,179 shares.  All shares were purchased as part of the publicly announced plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

Exhibits are listed on the Exhibit Index on page 31.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Genlyte has duly caused this report to be signed on its behalf as of November 5, 2007 by the undersigned thereunto duly authorized.

THE GENLYTE GROUP INCORPORATED
(Registrant)

/s/ Larry K. Powers
Larry K. Powers
Chairman, President and Chief Executive Officer

/s/ William G. Ferko
William G. Ferko
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 10.1
Amendment of Employment Protection Agreement (form of agreement originally filed as Exhibit 99 to Genlyte’s report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999) between Genlyte and certain key executives (Larry K. Powers, William G. Ferko, Zia Eftekhar, Ronald D. Schneider, Raymond L. Zaccagnini, Daniel R. Fuller, Charles M. Havers, and Steven R. Carson)

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